Form 10-Q
period 2017-09-30
ONEOK INC /NEW/
filed 2017-11-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017.
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
Yes __ No X

On October 23, 2017, the Company had 383,436,687 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

2017 Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, effective June 30, 2017
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Foundation	ONEOK Foundation, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Transaction	The transaction, effective June 30, 2017, in which ONEOK acquired all of ONEOK Partners’ outstanding common units not already directly or indirectly owned by ONEOK
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement, which terminated June 30, 2017
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement, which terminated June 30, 2017
OPIS	Oil Price Information Service
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent-owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share

STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership, an 80 percent-owned joint venture
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,322,534	$1,840,523	$6,700,260	$4,757,306
Services	583,832	517,384	1,681,489	1,509,167
Total revenues	2,906,366	2,357,907	8,381,749	6,266,473
Cost of sales and fuel (exclusive of items shown separately below)	2,229,416	1,751,593	6,464,281	4,474,654
Operations and maintenance	182,409	165,664	540,679	488,476
Depreciation and amortization	102,298	98,550	302,566	292,275
Impairment of long-lived assets	15,970	—	15,970	—
General taxes	24,641	18,487	76,098	64,529
Gain on sale of assets	(274)	(5,744)	(904)	(9,537)
Operating income	351,906	329,357	983,059	956,076
Equity in net earnings from investments (Note J)	40,058	35,155	118,985	100,441
Impairment of equity investments (Note J)	(4,270)	—	(4,270)	—
Allowance for equity funds used during construction	40	—	75	208
Other income	3,296	4,242	11,670	9,351
Other expense	(838)	(710)	(23,431)	(2,288)
Interest expense (net of capitalized interest of $1,068, $3,806, $4,254, and $9,265, respectively)	(126,533)	(118,240)	(361,468)	(355,463)
Income before income taxes	263,659	249,804	724,620	708,325
Income taxes	(97,128)	(55,012)	(195,913)	(157,536)
Income from continuing operations	166,531	194,792	528,707	550,789
Income (loss) from discontinued operations, net of tax	—	(576)	—	(1,755)
Net income	166,531	194,216	528,707	549,034
Less: Net income attributable to noncontrolling interests	789	102,072	203,911	287,500
Net income attributable to ONEOK	165,742	92,144	324,796	261,534
Less: Preferred stock dividends	276	—	493	—
Net income available to common shareholders	$165,466	$92,144	$324,303	$261,534
Amounts available to common shareholders:
Income from continuing operations	$165,466	$92,720	$324,303	$263,289
Income (loss) from discontinued operations	—	(576)	—	(1,755)
Net income	$165,466	$92,144	$324,303	$261,534
Basic earnings per common share:
Income from continuing operations (Note H)	$0.43	$0.44	$1.21	$1.25
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$0.43	$0.44	$1.21	$1.24
Diluted earnings per common share:
Income from continuing operations (Note H)	$0.43	$0.44	$1.20	$1.24
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.43	$0.43	$1.20	$1.23
Average shares (thousands)
Basic	380,907	211,309	268,108	211,038
Diluted	383,419	212,870	270,349	212,123
Dividends declared per share of common stock	$0.745	$0.615	$1.975	$1.845
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars)
Net income	$166,531	$194,216	$528,707	$549,034
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $12,217, $(1,301), $8,689 and $15,033, respectively	(20,620)	7,237	(1,287)	(83,580)
Realized (gains) losses on derivatives recognized in net income, net of tax of $(7,671), $(811), $(13,077) and $1,658, respectively	13,062	3,083	40,272	(13,496)
Change in pension and postretirement benefit plan liability, net of tax of $(1,360), $(1,035), $(4,081) and $(3,105) respectively.	2,041	1,553	6,122	4,658
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $100, $108, $288 and $1,840, respectively	(169)	(600)	(1,214)	(10,231)
Total other comprehensive income (loss), net of tax	(5,686)	11,273	43,893	(102,649)
Comprehensive income	160,845	205,489	572,600	446,385
Less: Comprehensive income attributable to noncontrolling interests	789	108,450	234,937	211,960
Comprehensive income attributable to ONEOK	$160,056	$97,039	$337,663	$234,425
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$11,676	$248,875
Accounts receivable, net	939,595	872,430
Materials and supplies	77,366	60,912
Natural gas and natural gas liquids in storage	314,266	140,034
Commodity imbalances	111,766	60,896
Other current assets	64,196	45,986
Assets of discontinued operations	—	551
Total current assets	1,518,865	1,429,684
Property, plant and equipment
Property, plant and equipment	15,364,289	15,078,497
Accumulated depreciation and amortization	2,785,682	2,507,094
Net property, plant and equipment	12,578,607	12,571,403
Investments and other assets
Investments in unconsolidated affiliates	1,013,702	958,807
Goodwill and intangible assets	996,435	1,005,359
Deferred income taxes	474,967	—
Other assets	182,265	162,998
Assets of discontinued operations	—	10,500
Total investments and other assets	2,667,369	2,137,664
Total assets	$16,764,841	$16,138,751

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2017	2016
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$432,650	$410,650
Short-term borrowings (Note E)	932,250	1,110,277
Accounts payable	922,820	874,731
Commodity imbalances	189,512	142,646
Accrued interest	97,023	112,514
Other current liabilities	166,825	166,042
Liabilities of discontinued operations	—	19,841
Total current liabilities	2,741,080	2,836,701
Long-term debt, excluding current maturities (Note E)	8,092,000	7,919,996
Deferred credits and other liabilities
Deferred income taxes	76,262	1,623,822
Other deferred credits	339,116	321,846
Liabilities of discontinued operations	—	7,471
Total deferred credits and other liabilities	415,378	1,953,139
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: issued 20,000 shares at September 30, 2017, and no shares at December 31, 2016	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 415,913,504 shares and outstanding 381,285,028 shares at September 30, 2017; authorized 600,000,000 shares, issued 245,811,180 shares and outstanding 210,681,661 shares at December 31, 2016	4,159	2,458
Paid-in capital	6,418,038	1,234,314
Accumulated other comprehensive loss (Note G)	(181,771)	(154,350)
Retained earnings	—	—
Treasury stock, at cost: 34,628,476 shares at September 30, 2017, and 35,129,519 shares at December 31, 2016	(880,931)	(893,677)
Total ONEOK shareholders’ equity	5,359,495	188,745
Noncontrolling interests in consolidated subsidiaries	156,888	3,240,170
Total equity	5,516,383	3,428,915
Total liabilities and equity	$16,764,841	$16,138,751
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$528,707	$549,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,566	292,275
Impairment charges	20,240	—
Noncash contribution of preferred stock, net of tax	12,600	—
Equity in net earnings from investments	(118,985)	(100,441)
Distributions received from unconsolidated affiliates	124,517	106,381
Deferred income taxes	186,584	157,819
Share-based compensation expense	19,688	31,112
Pension and postretirement benefit expense, net of contributions	818	8,270
Allowance for equity funds used during construction	(75)	(208)
Gain on sale of assets	(904)	(9,537)
Changes in assets and liabilities:
Accounts receivable	(33,224)	(145,430)
Natural gas and natural gas liquids in storage	(174,232)	(89,685)
Accounts payable	82,174	138,198
Commodity imbalances, net	(4,004)	55,109
Settlement of exit activities liabilities	(8,127)	(16,211)
Accrued interest	(15,491)	(24,906)
Risk-management assets and liabilities	34,534	(48,695)
Other assets and liabilities, net	(21,390)	18,943
Cash provided by operating activities	935,996	922,028
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(330,431)	(491,528)
Contributions to unconsolidated affiliates	(87,653)	(55,177)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	21,577	43,018
Proceeds from sale of assets	1,910	19,099
Cash used in investing activities	(394,597)	(484,588)
Financing activities
Dividends paid	(543,445)	(388,103)
Distributions to noncontrolling interests	(275,060)	(412,539)
Borrowing (repayment) of short-term borrowings, net	(178,027)	147,160
Issuance of long-term debt, net of discounts	1,190,067	1,000,000
Debt financing costs	(11,340)	(2,770)
Repayment of long-term debt	(992,864)	(656,117)
Issuance of common stock	45,849	14,948
Other	(13,778)	—
Cash used in financing activities	(778,598)	(297,421)
Change in cash and cash equivalents	(237,199)	140,019
Change in cash and cash equivalents included in discontinued operations	—	(228)
Change in cash and cash equivalents from continuing operations	(237,199)	139,791
Cash and cash equivalents at beginning of period	248,875	97,619
Cash and cash equivalents at end of period	$11,676	$237,410
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2017	245,811,180	—	$2,458	$—	$1,234,314
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	—	—
Common stock issued	1,181,493	—	12	—	68,032
Preferred stock issued	—	20,000	—	—	20,000
Common stock dividends - $1.975 per share (Note F)	—	—	—	—	(144,912)
Preferred stock dividends (Note F)	—	—	—	—	(493)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of ONEOK Partners’ noncontrolling interests (Note B)	168,920,831	—	1,689	—	5,228,580
Other	—	—	—	—	12,517
September 30, 2017	415,913,504	20,000	$4,159	$—	$6,418,038

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2016	245,811,180	—	$2,458	$—	$1,378,444
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Common stock issued	—	—	—	—	(531)
Common stock dividends - $1.845 per share (Note F)	—	—	—	—	(126,569)
Distributions to noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	12,697
September 30, 2016	245,811,180	—	$2,458	$—	$1,264,041

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$(154,350)	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09	—	73,368	—	—	73,368
Net income	—	324,796	—	203,911	528,707
Other comprehensive income (loss) (Note G)	12,867	—	—	31,026	43,893
Common stock issued	—	—	12,746	—	80,790
Preferred stock issued	—	—	—	—	20,000
Common stock dividends - $1.975 per share (Note F)	—	(398,164)	—	—	(543,076)
Preferred stock dividends (Note F)	—	—	—	—	(493)
Distributions to noncontrolling interests	—	—	—	(275,060)	(275,060)
Acquisition of ONEOK Partners’ noncontrolling interests (Note B)	(40,288)	—	—	(3,043,519)	2,146,462
Other	—	—	—	360	12,877
September 30, 2017	$(181,771)	$—	$(880,931)	$156,888	$5,516,383

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$(127,242)	$—	$(917,862)	$3,430,538	$3,766,336
Net income	—	261,534	—	287,500	549,034
Other comprehensive income (loss)	(27,109)	—	—	(75,540)	(102,649)
Common stock issued	—	—	20,010	—	19,479
Common stock dividends - $1.845 per share (Note F)	—	(261,534)	—	—	(388,103)
Distributions to noncontrolling interests	—	—	—	(412,539)	(412,539)
Other	—	—	—	(4,041)	8,656
September 30, 2016	$(154,351)	$—	$(897,852)	$3,225,918	$3,440,214
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
First quarter 2018
We expect to adopt this standard on January 1, 2018, using the modified retrospective method. We have not completed our analysis to quantify the cumulative effect of adoption adjustment to retained earnings, but do not expect it to be material. For many of our contracts, we do not expect material changes in our accounting policies or revenue recognition. However, under Topic 606, we expect that a significant portion of services revenues will be presented as reduction of cost of sales and fuel, for certain midstream service contracts where we also purchase raw natural gas or unfractionated NGLs. Under Topic 606, these contracts are considered supplier contracts rather than contracts with customers. We have not completed our analysis to quantify the amount expected to be reclassified to cost of sales and fuel from services revenue, but expect it to be material. We do not believe the adoption of Topic 606 will have a material impact on operating income or net income. We are developing required disclosures and expect to disaggregate revenues on a segment basis similar to our current presentation in Management’s Discussion and Analysis. We expect our disclosure of unsatisfied performance obligations to relate primarily to firm transportation contracts. We do not expect a material contract asset balance and expect our contract liability balance to include storage contracts that have been prepaid by customers and contributions in aid of construction received from customers.

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
		First quarter 2018	We do not have any equity investments classified as available-for-sale or accounted for using the cost method, therefore, we do not expect adoption of this standard to have a material impact on us.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified.	First quarter 2018	We do not expect the adoption of this standard to materially impact us.
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
		First quarter 2018	We do not expect the adoption of this standard to materially impact us.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The standard more closely aligns hedge accounting with companies’ existing risk-management strategies by expanding the strategies eligible for hedge accounting, relaxing the timing requirements of hedge documentation and effectiveness assessments, permitting in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness, and requiring new disclosures and presentation.
First Quarter 2019
We are evaluating the timing of adoption and the impact of this standard on us. At adoption, we expect to record a cumulative-effect adjustment to the opening balance of retained earnings and other comprehensive income to eliminate the separate measurement of hedge ineffectiveness, which we do not expect to be material. We expect immaterial changes to disclosures as a result of adopting this standard.

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
		First quarter 2020	We do not expect the adoption of this standard to materially impact us.
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
		First quarter 2020	We do not expect the adoption of this standard to materially impact us.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2017, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

Impairment Charges - In the third quarter 2017, following a review of nonstrategic assets for potential divestiture, we recorded $16.0 million of noncash impairment charges related to certain nonstrategic gathering and processing assets located in North Dakota and $4.3 million of noncash impairment charges related to a nonstrategic equity investment located in Oklahoma.

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

Prior to June 30, 2017, we and our subsidiaries owned all of the general partner interest, which included incentive distribution rights, and a portion of the limited partner interest, which together represented a 41.2 percent ownership interest in ONEOK Partners. The equity interests in ONEOK Partners (which are consolidated in our financial statements) that were owned by the public until June 30, 2017, are reflected in “Noncontrolling interests” in our accompanying Consolidated Balance Sheet as of December 31, 2016. The earnings of ONEOK Partners that are attributed to its units held by the public until June 30, 2017, are reported as “Net income attributable to noncontrolling interest” in our accompanying Consolidated Statements of Income. Our general partner incentive distribution rights effectively terminated at the closing of the Merger Transaction.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2017
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,237	$—	$16,629	$17,866	$(17,839)	$27
Interest-rate contracts	—	45,684	—	45,684	—	45,684
Total derivative assets	$1,237	$45,684	$16,629	$63,550	$(17,839)	$45,711
Derivative liabilities
Commodity contracts
Financial contracts	$(4,415)	$—	$(39,052)	$(43,467)	$43,268	$(199)
Physical contracts	—	—	(4,083)	(4,083)	—	(4,083)
Total derivative liabilities	$(4,415)	$—	$(43,135)	$(47,550)	$43,268	$(4,282)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2017, we held no cash and posted $52.8 million of cash with various counterparties, including $25.4 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $27.4 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
(b) - Included in other current assets, other assets, other current liabilities or other deferred credits in our Consolidated Balance Sheets.

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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2017	2016	2017	2016
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$750	$(14,021)	$(23,319)	$7,331
Total realized/unrealized gains (losses):
Included in earnings (a)	(675)	920	(417)	492
Included in other comprehensive income (loss)	(26,581)	3,038	(2,770)	(17,886)
Net assets (liabilities) at end of period	$(26,506)	$(10,063)	$(26,506)	$(10,063)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2017 and 2016, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2017 and 2016, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $9.3 billion and $8.8 billion at September 30, 2017, and December 31, 2016, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.5 billion and $8.3 billion at September 30, 2017, and December 31, 2016, respectively. The estimated fair value of the aggregate of our and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate. We use the following commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which may expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2017, and December 31, 2016, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In July 2017, we settled $400 million of our forward-starting interest-rate swaps upon the completion of our underwritten public offering of $1.2 billion senior unsecured notes and $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments. In September 2017, we entered into forward-starting interest-rate swaps with notional amounts totaling $500 million to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

At September 30, 2017, and December 31, 2016, we had forward-starting interest-rate swaps with notional amounts totaling $1.3 billion and $1.2 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances and interest-rate swaps with notional amounts totaling $500 million and $1 billion, respectively, to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

		September 30, 2017		December 31, 2016
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$9,180	$(33,500)	$1,155	$(49,938)
	Other assets/other deferred credits	2,098	(2,815)	210	(2,142)
Physical contracts	Other current liabilities	—	(3,600)	—	(3,022)
	Other deferred credits	—	(483)	—	—
Interest-rate contracts	Other current assets/other current liabilities	252	—	—	(12,795)
	Other assets	45,432	—	47,457	—
Total derivatives designated as hedging instruments		56,962	(40,398)	48,822	(67,897)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	5,862	(6,444)	4,346	(4,239)
	Other assets/other deferred credits	726	(708)	—	—
Total derivatives not designated as hedging instruments		6,588	(7,152)	4,346	(4,239)
Total derivatives		$63,550	$(47,550)	$53,168	$(72,136)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2017		December 31, 2016
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(27.6)	—	(38.4)
- Natural gas (Bcf)	Put options	9.0	—	49.5	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	2.8	(10.3)	—	(3.6)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(27.6)	—	(38.4)
Interest-rate contracts (Millions of dollars)	Swaps	$1,750.0	$—	$2,150.0	$—

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	2.7	—	0.4	—
- NGLs (MMBbl)	Futures, forwards and swaps	1.2	(2.2)	0.5	(0.7)
Basis
- Natural gas (Bcf)	Futures and swaps	2.7	—	0.4	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2017, our Consolidated Balance Sheet reflected a net loss of $181.8 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $19.9 million, net of tax, which is expected to be realized within the next three years as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $19.1 million in net losses, net of tax, over the next 12 months and approximately $0.8 million in net losses, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $91.0 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $13.8 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which are expected to be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Commodity contracts	$(42,450)	$7,580	$(6,123)	$(39,396)
Interest-rate contracts	9,613	958	(3,853)	(59,217)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(32,837)	$8,538	$(9,976)	$(98,613)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(15,913)	$908	$(38,028)	$29,456
Interest-rate contracts	Interest expense	(4,820)	(4,802)	(15,321)	(14,302)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(20,733)	$(3,894)	$(53,349)	$15,154

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2017.

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

At September 30, 2017, the net credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2017	December 31, 2016
	(Thousands of dollars)
ONEOK
Senior unsecured obligations:
Commercial paper outstanding, bearing a weighted-average interest rate of 1.93% (a)	$932,250	$—
$700,000 at 4.25% due February 2022	547,397	547,397
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	—
$100,000 at 6.5% due September 2028	—	87,126
$100,000 at 6.875% due September 2028	100,000	100,000
$400,000 at 6.0% due June 2035	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	—
ONEOK Partners
Commercial paper outstanding (a)	—	1,110,277
Senior unsecured obligations:
$400,000 at 2.0% due October 2017	—	400,000
$425,000 at 3.2% due September 2018	425,000	425,000
$1,000,000 term loan, variable rate, due January 2019	500,000	1,000,000
$500,000 at 8.625% due March 2019	500,000	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$900,000 at 3.375 % due October 2022	900,000	900,000
$425,000 at 5.0 % due September 2023	425,000	425,000
$500,000 at 4.9 % due March 2025	500,000	500,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
Guardian Pipeline
Weighted average 7.85% due December 2022	38,520	44,257
Total debt	9,518,167	9,489,057
Unamortized portion of terminated swaps	18,897	20,186
Unamortized debt issuance costs and discounts	(80,164)	(68,320)
Current maturities of long-term debt	(432,650)	(410,650)
Short-term borrowings (b)	(932,250)	(1,110,277)
Long-term debt	$8,092,000	$7,919,996
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
(b) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less. These issuances are supported by and reduce the borrowing capacity under the 2017 Credit Agreement.

2017 Credit Agreement - In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks, which became effective June 30, 2017, with the close of the Merger Transaction and the terminations of the ONEOK Credit Agreement and ONEOK Partners Credit Agreement. The 2017 Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our 2017 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.75 to 1 at September 30, 2017, and for the following quarter; 5.5 to 1 for the subsequent two quarters; and 5.0 to 1 thereafter. Once the covenant decreases to 5.0 to 1, if we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters.

The 2017 Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the 2017 Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. The 2017 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. We have the option to request two one-year extensions, subject to lender approval, which may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes. At September 30, 2017, our ratio of indebtedness to adjusted EBITDA was 4.9 to 1, and we were in compliance with all covenants under the 2017 Credit Agreement.

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

In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. At September 30, 2017, the interest rate was 2.54 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our 2017 Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under its commercial paper program and for general partnership purposes. In April 2017, ONEOK Partners entered into the first amendment to the Term Loan Agreement, which, among other things, added ONEOK as a guarantor to the Term Loan Agreement effective June 30, 2017, with the close of the Merger Transaction described in Note B.

Repayments - In September 2017, we repaid ONEOK Partners’ $400 million, 2.0 percent senior notes due in October 2017 with a combination of cash on hand and short-term borrowings.

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

Ownership Interest in ONEOK Partners - At December 31, 2016, we and our subsidiaries owned all of the general partner interest, which included incentive distribution rights, and a portion of the limited partner interest, which together represented a 41.2 percent ownership interest in ONEOK Partners consisting of approximately 41.3 million common units and 73.0 million Class B units, which are convertible, at our option, into common units. The portion of ONEOK Partners that we did not own is reflected in our 2016 Consolidated Balance Sheet under the caption “Noncontrolling interests” along with the 20 percent of WTLPG that we do not own. On June 30, 2017, we completed the Merger Transaction at a fixed exchange ratio of 0.985 of a share of our common stock for each ONEOK Partners common unit that we did not already own. We issued 168.9 million shares of our common stock to third-party common unitholders of ONEOK Partners in exchange for all of the 171.5 million outstanding common units of ONEOK Partners that we previously did not own. At September 30, 2017, the caption “Noncontrolling interests” on our Consolidated Balance Sheet reflects only the 20 percent of WTLPG that we do not own.

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

The following table sets forth ONEOK Partners’ distributions declared and paid during the periods prior to the closing of the Merger Transaction on June 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$—	$0.79	$1.58	$2.37

General partner distributions	$—	$6,660	$13,320	$19,980
Incentive distributions	—	100,538	201,076	301,614
Distributions to general partner	—	107,198	214,396	321,594
Limited partner distributions to ONEOK	—	90,323	180,646	270,969
Limited partner distributions to other unitholders	—	135,480	270,959	406,439
Total distributions paid	$—	$333,001	$666,001	$999,002

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, May 1, 2017, and August 7, 2017, were $0.615, $0.615, and $0.745 per share, respectively. A dividend of $0.745 per share was declared for shareholders of record at the close of business on November 6, 2017, payable November 14, 2017.

In April 2017, through a wholly owned subsidiary, we contributed 20,000 shares of newly issued Series E Preferred Stock, having an aggregate value of $20 million, to the Foundation for use in charitable and nonprofit causes. The contribution was recorded as a $20 million noncash expense in the second quarter 2017 and is included in other expense in our Consolidated Statements of Income. The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. In August 2017, we paid dividends of $0.4 million for the Series E Preferred Stock. Dividends totaling approximately $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2017. The $20 million issuance of the shares of Series E Preferred Stock and the related accrued dividends of approximately $0.1 million at September 30, 2017, represent noncash financing activities.

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

During the three months ended September 30, 2017, we sold 1.2 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $64.7 million, of which $30.8 million had settled as of September 30, 2017. In October 2017, we sold an additional 2.1 million shares of common stock through this program that resulted in net proceeds of $119.5 million. The net proceeds from these issuances were used for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

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

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2017	$(52,155)	$(101,236)	$(959)	$(154,350)
Other comprehensive income (loss) before reclassifications	(14,892)	8	(588)	(15,472)
Amounts reclassified from accumulated other comprehensive loss	22,126	6,114	99	28,339
Impact of Merger Transaction (Note B) (c)	(40,288)	—	—	(40,288)
Net current-period other comprehensive income (loss) attributable to ONEOK	(33,054)	6,122	(489)	(27,421)
September 30, 2017	$(85,209)	$(95,114)	$(1,448)	$(181,771)
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

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(15,913)	$908	$(38,028)	$29,456	Commodity sales revenues
Interest-rate contracts	(4,820)	(4,802)	(15,321)	(14,302)	Interest expense
	(20,733)	(3,894)	(53,349)	15,154	Income before income taxes
	7,671	811	13,077	(1,658)	Income tax expense
	(13,062)	(3,083)	(40,272)	13,496	Net income
Noncontrolling interests	—	(1,774)	(18,146)	10,459	Less: Net income attributable to noncontrolling interests
	$(13,062)	$(1,309)	$(22,126)	$3,037	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(3,811)	$(2,999)	$(11,435)	$(8,994)
Amortization of unrecognized prior service cost	415	416	1,245	1,246
	(3,396)	(2,583)	(10,190)	(7,748)	Income before income taxes
	1,358	1,033	4,076	3,099	Income tax expense
	$(2,038)	$(1,550)	$(6,114)	$(4,649)	Net income attributable to ONEOK

Unrealized gains (losses) on risk-management assets/liabilities of unconsolidated affiliates
	$(83)	$—	$(264)	$—	Equity in net earnings from investments
	31	—	59	—	Income tax expense
	(52)	—	(205)	—	Net income
Noncontrolling interests	—	—	(106)	—	Less: Net income attributable to noncontrolling interests
	$(52)	$—	$(99)	$—	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(15,152)	$(2,859)	$(28,339)	$(1,612)	Net income attributable to ONEOK
(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note I for additional detail of our net periodic benefit cost.

H.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$165,466	380,907	$0.43
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,512
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$165,466	383,419	$0.43

	Three Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$92,720	211,309	$0.44
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,561
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$92,720	212,870	$0.44

	Nine Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$324,303	268,108	$1.21
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,241
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$324,303	270,349	$1.20

	Nine Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$263,289	211,038	$1.25
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,085
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$263,289	212,123	$1.24

I.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,721	$1,622	$5,165	$4,866
Interest cost	4,655	4,946	13,965	14,840
Expected return on plan assets	(5,336)	(5,077)	(16,008)	(15,231)
Amortization of net loss	3,392	2,737	10,176	8,210
Net periodic benefit cost	$4,432	$4,228	$13,298	$12,685

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$165	$149	$495	$447
Interest cost	565	601	1,695	1,803
Expected return on plan assets	(564)	(531)	(1,692)	(1,593)
Amortization of prior service credit	(415)	(416)	(1,245)	(1,246)
Amortization of net loss	419	262	1,259	784
Net periodic benefit cost	$170	$65	$512	$195

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Northern Border Pipeline	$16,440	$17,854	$50,879	$52,251
Overland Pass Pipeline Company	15,793	13,886	44,243	40,798
Other	7,825	3,415	23,863	7,392
Equity in net earnings from investments	$40,058	$35,155	$118,985	$100,441
Impairment of equity investments	$(4,270)	$—	$(4,270)	$—

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Income Statement
Operating revenues	$163,627	$143,967	$475,510	$423,170
Operating expenses	$69,740	$66,490	$206,141	$191,863
Net income	$87,330	$72,672	$260,533	$214,129

Distributions paid to us	$49,414	$40,822	$146,094	$149,399

We incurred expenses in transactions with unconsolidated affiliates of $39.9 million and $36.4 million for the three months ended September 30, 2017 and 2016, respectively, and $116.0 million and $105.3 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at September 30, 2017, and December 31, 2016, were $13.1 million and $11.1 million, respectively.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. During the nine months ended September 30, 2017, we made an equity contribution of $83 million to Northern Border Pipeline.

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

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, were not material.

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

Legal Proceedings - Gas Index Pricing Litigation - As was previously reported, the United States District Court for the District of Nevada (the Court) granted summary judgment in March 2017 to our affiliate ONEOK Energy Services Company, L.P. (OESC) in Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the Court) after determining that the plaintiff’s claim was barred by a release obtained in a prior lawsuit against us and OESC. In September 2017, the Court entered a final judgment in favor of OESC in Sinclair. Later that month, Sinclair Oil Corporation filed a notice of appeal of this decision to the Ninth Circuit Court of Appeals. We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows.

As was previously reported, the Court gave final approval in May 2017 to the previously announced settlements of Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the Court); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the Court); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the Court); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the Court and now consolidated with the Arandell case). Thereafter, the Court entered a final judgment dismissing these actions with prejudice as to us and our affiliates, which became final and nonappealable in July 2017. The amount paid to settle these cases was not material to our results of operations, financial position or cash flows and was paid with cash on hand.

ONEOK Partners Class Action Litigation - As was previously reported, ONEOK Partners settled two putative class action lawsuits captioned Juergen Krueger, Individually And On Behalf Of All Others Similarly Situated v. ONEOK Partners, L.P., et al. (filed in the United States District Court for the Northern District of Oklahoma) and Max Federman, On Behalf of Himself and All Others Similarly Situated v. ONEOK Partners, L.P., et al. (filed in the United States District Court for the Northern District of Oklahoma) by agreeing to make certain disclosures in a filing with the SEC about the Merger Transaction in addition to those made in the final proxy statement filed with the SEC. The Krueger and Federman actions were dismissed on June 14, 2017, as moot, with prejudice as to the named plaintiffs and without prejudice as to any other members of a putative class. In July 2017, ONEOK Partners entered into a settlement concerning attorney’s fees and expenses for plaintiffs’ counsel that was not material to our results of operations, financial position or cash flows and was paid with cash on hand.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as our financial performance as a whole, on a regular basis. Adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted

EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation and other noncash items. This calculation may not be comparable with similarly titled measures of other companies.

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

For the three and nine months ended September 30, 2017 and 2016, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$453,432	$2,348,052	$104,340	$2,905,824
Intersegment revenues	329,496	153,927	2,098	485,521
Total revenues	782,928	2,501,979	106,438	3,391,345
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(566,988)	(2,136,207)	(10,614)	(2,713,809)
Operating costs	(80,197)	(90,234)	(29,838)	(200,269)
Equity in net earnings from investments	3,433	15,287	21,338	40,058
Other	2,774	3,094	203	6,071
Segment adjusted EBITDA	$141,950	$293,919	$87,527	$523,396

Depreciation and amortization	$(46,842)	$(41,929)	$(12,765)	$(101,536)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$—	$(20,240)
Capital expenditures	$85,542	$27,024	$18,811	$131,377
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $293.1 million, of which $250.2 million related to sales within the segment and cost of sales and fuel of $124.2 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.6 million and cost of sales and fuel of $10.5 million.

Three Months Ended September 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,905,824	$542	$2,906,366
Intersegment revenues	485,521	(485,521)	—
Total revenues	$3,391,345	$(484,979)	$2,906,366

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,713,809)	$484,393	$(2,229,416)
Operating costs	$(200,269)	$(6,781)	$(207,050)
Depreciation and amortization	$(101,536)	$(762)	$(102,298)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$(20,240)
Equity in net earnings from investments	$40,058	$—	$40,058
Capital expenditures	$131,377	$3,822	$135,199

Three Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$361,717	$1,905,273	$90,401	$2,357,391
Intersegment revenues	150,501	133,984	1,676	286,161
Total revenues	512,218	2,039,257	92,077	2,643,552
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(336,456)	(1,694,161)	(6,870)	(2,037,487)
Operating costs	(69,443)	(79,771)	(28,373)	(177,587)
Equity in net earnings from investments	2,596	13,960	18,599	35,155
Other	922	(29)	4,871	5,764
Segment adjusted EBITDA	$109,837	$279,256	$80,304	$469,397

Depreciation and amortization	$(44,994)	$(40,751)	$(12,057)	$(97,802)
Capital expenditures	$99,649	$30,533	$24,495	$154,677
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $299.2 million, of which $253.4 million related to sales within the segment and cost of sales and fuel of $119.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $61.0 million and cost of sales and fuel of $7.8 million.

Three Months Ended September 30, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,357,391	$516	$2,357,907
Intersegment revenues	286,161	(286,161)	—
Total revenues	$2,643,552	$(285,645)	$2,357,907

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,037,487)	$285,894	$(1,751,593)
Operating costs	$(177,587)	$(6,564)	$(184,151)
Depreciation and amortization	$(97,802)	$(748)	$(98,550)
Equity in net earnings from investments	$35,155	$—	$35,155
Capital expenditures	$154,677	$3,597	$158,274

Nine Months Ended September 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,286,669	$6,788,451	$305,019	$8,380,139
Intersegment revenues	843,350	455,197	6,086	1,304,633
Total revenues	2,130,019	7,243,648	311,105	9,684,772
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,544,263)	(6,188,501)	(33,990)	(7,766,754)
Operating costs	(225,079)	(256,262)	(92,468)	(573,809)
Equity in net earnings from investments	9,843	44,071	65,071	118,985
Other	3,658	2,501	1,427	7,586
Segment adjusted EBITDA	$374,178	$845,457	$251,145	$1,470,780

Depreciation and amortization	$(137,843)	$(124,471)	$(37,906)	$(300,220)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$—	$(20,240)
Total assets	$5,385,778	$8,515,535	$2,040,445	$15,941,758
Capital expenditures	$185,713	$59,813	$70,671	$316,197
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $878.8 million, of which $752.5 million related to sales within the segment and cost of sales and fuel of $359.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $197.3 million and cost of sales and fuel of $32.9 million.

Nine Months Ended September 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$8,380,139	$1,610	$8,381,749
Intersegment revenues	1,304,633	(1,304,633)	—
Total revenues	$9,684,772	$(1,303,023)	$8,381,749

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,766,754)	$1,302,473	$(6,464,281)
Operating costs	$(573,809)	$(42,968)	$(616,777)
Depreciation and amortization	$(300,220)	$(2,346)	$(302,566)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$(20,240)
Equity in net earnings from investments	$118,985	$—	$118,985
Total assets	$15,941,758	$823,083	$16,764,841
Capital expenditures	$316,197	$14,234	$330,431

Nine Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$971,834	$5,030,820	$262,276	$6,264,930
Intersegment revenues	449,154	367,820	3,843	820,817
Total revenues	1,420,988	5,398,640	266,119	7,085,747
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(902,747)	(4,376,345)	(15,914)	(5,295,006)
Operating costs	(208,353)	(236,722)	(85,075)	(530,150)
Equity in net earnings from investments	7,987	41,211	51,243	100,441
Other	2,295	(748)	6,812	8,359
Segment adjusted EBITDA	$320,170	$826,036	$223,185	$1,369,391

Depreciation and amortization	$(133,258)	$(122,153)	$(34,634)	$(290,045)
Total assets	$5,268,161	$8,257,203	$1,912,951	$15,438,315
Capital expenditures	$325,820	$85,519	$71,721	$483,060
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $878.5 million, of which $742.6 million related to sales within the segment and cost of sales and fuel of $339.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $172.4 million and cost of sales and fuel of $19.1 million.

Nine Months Ended September 30, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$6,264,930	$1,543	$6,266,473
Intersegment revenues	820,817	(820,817)	—
Total revenues	$7,085,747	$(819,274)	$6,266,473

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,295,006)	$820,352	$(4,474,654)
Operating costs	$(530,150)	$(22,855)	$(553,005)
Depreciation and amortization	$(290,045)	$(2,230)	$(292,275)
Equity in net earnings from investments	$100,441	$—	$100,441
Total assets	$15,438,315	$543,720	$15,982,035
Capital expenditures	$483,060	$8,468	$491,528

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of income from continuing operations to total segment adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$166,531	$194,792	$528,707	$550,789
Add:
Interest expense, net of capitalized interest	126,533	118,240	361,468	355,463
Depreciation and amortization	102,298	98,550	302,566	292,275
Income taxes	97,128	55,012	195,913	157,536
Impairment charges	20,240	—	20,240	—
Noncash compensation expense	4,883	3,165	9,790	20,170
Other corporate costs and noncash items (a)	5,783	(362)	52,096	(6,842)
Total segment adjusted EBITDA	$523,396	$469,397	$1,470,780	$1,369,391
(a) - The nine months ended September 30, 2017, includes our April 2017 $20 million contribution of Series E Preferred Stock to the Foundation and costs related to the Merger Transaction of $29.5 million.

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries		Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,322.5	$—		$2,322.5
Services	—	—	—	584.3	(0.5)		583.8
Total revenues	—	—	—	2,906.8	(0.5)		2,906.3
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,229.4	—		2,229.4
Operating expenses	3.9	—	2.6	303.3	(0.5)		309.3
Impairment of long-lived assets	—	—	—	16.0	—		16.0
Gain on sale of assets	—	—	—	(0.3)	—		(0.3)
Operating income	(3.9)	—	(2.6)	358.4	—		351.9
Equity in net earnings from investments	298.0	298.3	300.9	27.6	(884.7)		40.1
Impairment of equity investments	—	—	—	(4.3)	—		(4.3)
Other income (expense), net	6.8	86.1	86.1	(4.3)	(172.2)		2.5
Interest expense, net	(43.2)	(86.1)	(86.1)	(83.3)	172.2		(126.5)
Income before income taxes	257.7	298.3	298.3	294.1	(884.7)	—	263.7
Income taxes	(91.9)	—	—	(5.3)	—		(97.2)
Net income	165.8	298.3	298.3	288.8	(884.7)		166.5
Less: Net income attributable to noncontrolling interests	0.1	—	—	0.7	—		0.8
Net income attributable to ONEOK	165.7	298.3	298.3	288.1	(884.7)		165.7
Less: Preferred stock dividends	0.2	—	—	—	—		0.2
Net income available to common shareholders	$165.5	$298.3	$298.3	$288.1	$(884.7)		$165.5

	Three Months Ended September 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$1,840.5	$—	$1,840.5
Services	—	—	—	517.9	(0.5)	517.4
Total revenues	—	—	—	2,358.4	(0.5)	2,357.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	1,751.6	—	1,751.6
Operating expenses	6.7	—	—	276.4	(0.5)	282.6
Gain on sale of assets	—	—	—	(5.7)	—	(5.7)
Operating income	(6.7)	—	—	336.1	—	329.4
Equity in net earnings from investments	273.5	274.3	274.3	17.4	(804.3)	35.2
Other income (expense), net	3.4	95.3	95.3	—	(190.6)	3.4
Interest expense, net	(25.7)	(95.3)	(95.3)	(92.5)	190.6	(118.2)
Income before income taxes	244.5	274.3	274.3	261.0	(804.3)	249.8
Income taxes	(51.4)	—	—	(3.6)	—	(55.0)
Income from continuing operations	193.1	274.3	274.3	257.4	(804.3)	194.8
Income (loss) from discontinued operations, net of tax	—	—	—	(0.6)	—	(0.6)
Net income	193.1	274.3	274.3	256.8	(804.3)	194.2
Less: Net income attributable to noncontrolling interests	101.0	—	—	1.1	—	102.1
Net income attributable to ONEOK	$92.1	$274.3	$274.3	$255.7	$(804.3)	$92.1

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$6,700.3	$—	$6,700.3
Services	—	—	—	1,683.0	(1.5)	1,681.5
Total revenues	—	—	—	8,383.3	(1.5)	8,381.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	6,464.3	—	6,464.3
Operating expenses	34.0	—	8.8	878.0	(1.5)	919.3
Impairment of long-lived assets	—	—	—	16.0	—	16.0
Gain on sale of assets	—	—	—	(0.9)	—	(0.9)
Operating income	(34.0)	—	(8.8)	1,025.9	—	983.1
Equity in net earnings from investments	842.0	845.9	854.7	72.1	(2,495.7)	119.0
Impairment of equity investments	—	—	—	(4.3)	—	(4.3)
Other income (expense), net	(7.4)	272.2	272.2	(4.3)	(544.4)	(11.7)
Interest expense, net	(93.5)	(272.2)	(272.2)	(268.0)	544.4	(361.5)
Income before income taxes	707.1	845.9	845.9	821.4	(2,495.7)	724.6
Income taxes	(180.9)	—	—	(15.0)	—	(195.9)
Net income	526.2	845.9	845.9	806.4	(2,495.7)	528.7
Less: Net income attributable to noncontrolling interests	201.4	—	—	2.5	—	203.9
Net income attributable to ONEOK	324.8	845.9	845.9	803.9	(2,495.7)	324.8
Less: Preferred stock dividends	0.5	—	—	—	—	0.5
Net income available to common shareholders	$324.3	$845.9	$845.9	$803.9	$(2,495.7)	$324.3

	Nine Months Ended September 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$4,757.3	$—	$4,757.3
Services	—	—	—	1,510.7	(1.5)	1,509.2
Total revenues	—	—	—	6,268.0	(1.5)	6,266.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,474.7	—	4,474.7
Operating expenses	23.1	—	—	823.6	(1.5)	845.2
Gain on sale of assets	—	—	—	(9.5)	—	(9.5)
Operating income	(23.1)	—	—	979.2	—	956.1
Equity in net earnings from investments	786.8	789.3	789.3	48.2	(2,313.2)	100.4
Other income (expense), net	7.8	284.6	284.6	(0.5)	(569.2)	7.3
Interest expense, net	(77.1)	(284.6)	(284.6)	(278.4)	569.2	(355.5)
Income before income taxes	694.4	789.3	789.3	748.5	(2,313.2)	708.3
Income taxes	(149.8)	—	—	(7.7)	—	(157.5)
Income from continuing operations	544.6	789.3	789.3	740.8	(2,313.2)	550.8
Income (loss) from discontinued operations, net of tax	—	—	—	(1.8)	—	(1.8)
Net income	544.6	789.3	789.3	739.0	(2,313.2)	549.0
Less: Net income attributable to noncontrolling interests	283.1	—	—	4.4	—	287.5
Net income attributable to ONEOK	$261.5	$789.3	$789.3	$734.6	$(2,313.2)	$261.5

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$165.8	$298.3	$298.3	$288.8	$(884.7)	$166.5
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	18.4	(61.9)	(42.4)	(19.5)	84.8	(20.6)
Realized (gains) losses on derivatives in net income, net of tax	0.6	19.8	15.9	8.6	(31.8)	13.1
Change in pension and postretirement benefit plan liability, net of tax	2.0	—	—	—	—	2.0
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(0.3)	(0.3)	(0.2)	0.6	(0.2)
Total other comprehensive income (loss)	21.0	(42.4)	(26.8)	(11.1)	53.6	(5.7)
Comprehensive income	186.8	255.9	271.5	277.7	(831.1)	160.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Comprehensive income attributable to ONEOK	$186.8	$255.9	$271.5	$277.0	$(831.1)	$160.1

	Three Months Ended September 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$193.1	$274.3	$274.3	$256.8	$(804.3)	$194.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	—	8.5	7.6	14.8	(23.7)	7.2
Realized (gains) losses on derivatives in net income, net of tax	0.5	3.0	(1.0)	1.0	(0.4)	3.1
Change in pension and postretirement benefit plan liability, net of tax	1.6	—	—	—	—	1.6
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(0.7)	(0.7)	(1.3)	2.1	(0.6)
Total other comprehensive income (loss)	2.1	10.8	5.9	14.5	(22.0)	11.3
Comprehensive income	195.2	285.1	280.2	271.3	(826.3)	205.5
Less: Comprehensive income attributable to noncontrolling interests	107.4	—	—	1.1	—	108.5
Comprehensive income attributable to ONEOK	$87.8	$285.1	$280.2	$270.2	$(826.3)	$97.0

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$526.2	$845.9	$845.9	$806.4	$(2,495.7)	$528.7
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	18.1	(38.8)	(6.1)	13.3	12.2	(1.3)
Realized (gains) losses on derivatives in net income, net of tax	1.6	50.7	38.0	26.0	(76.0)	40.3
Change in pension and postretirement benefit plan liability, net of tax	6.1	—	—	—	—	6.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.5)	(1.5)	(1.2)	3.0	(1.2)
Total other comprehensive income (loss)	25.8	10.4	30.4	38.1	(60.8)	43.9
Comprehensive income	552.0	856.3	876.3	844.5	(2,556.5)	572.6
Less: Comprehensive income attributable to noncontrolling interests	232.4	—	—	2.5	—	234.9
Comprehensive income attributable to ONEOK	$319.6	$856.3	$876.3	$842.0	$(2,556.5)	$337.7

	Nine Months Ended September 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$544.6	$789.3	$789.3	$739.0	$(2,313.2)	$549.0
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	—	(98.6)	(39.4)	(123.0)	177.4	(83.6)
Realized (gains) losses on derivatives in net income, net of tax	1.6	(17.8)	(29.5)	(43.0)	75.2	(13.5)
Change in pension and postretirement benefit plan liability, net of tax	4.7	—	—	—	—	4.7
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(12.1)	(12.1)	(22.3)	36.3	(10.2)
Total other comprehensive income (loss)	6.3	(128.5)	(81.0)	(188.3)	288.9	(102.6)
Comprehensive income	550.9	660.8	708.3	550.7	(2,024.3)	446.4
Less: Comprehensive income attributable to noncontrolling interests	207.6	—	—	4.4	—	212.0
Comprehensive income attributable to ONEOK	$343.3	$660.8	$708.3	$546.3	$(2,024.3)	$234.4

Condensed Consolidating Balance Sheets

	September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$11.7	$—	$—	$—	$—	$11.7
Accounts receivable, net	—	—	—	939.6	—	939.6
Natural gas and natural gas liquids in storage	—	—	—	314.3	—	314.3
Other current assets	10.6	0.3	—	242.4	—	253.3
Total current assets	22.3	0.3	—	1,496.3	—	1,518.9
Property, plant and equipment
Property, plant and equipment	139.8	—	—	15,224.5	—	15,364.3
Accumulated depreciation and amortization	96.2	—	—	2,689.5	—	2,785.7
Net property, plant and equipment	43.6	—	—	12,535.0	—	12,578.6
Investments and other assets
Investments	5,684.0	3,099.4	7,711.6	809.1	(16,290.4)	1,013.7
Intercompany notes receivable	2,831.9	8,605.5	3,993.3	—	(15,430.7)	—
Other assets	707.4	0.2	—	1,015.9	(69.9)	1,653.6
Total investments and other assets	9,223.3	11,705.1	11,704.9	1,825.0	(31,791.0)	2,667.3
Total assets	$9,289.2	$11,705.4	$11,704.9	$15,856.3	$(31,791.0)	$16,764.8
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$425.0	$—	$7.7	$—	$432.7
Short-term borrowings	932.3	—	—	—	—	932.3
Accounts payable	6.8	—	—	916.0	—	922.8
Other current liabilities	47.8	68.2	—	337.2	—	453.2
Total current liabilities	986.9	493.2	—	1,260.9	—	2,741.0

Intercompany debt	—	—	8,605.5	6,825.2	(15,430.7)	—

Long-term debt, excluding current maturities	2,726.1	5,335.2	—	30.7	—	8,092.0

Deferred credits and other liabilities	216.7	—	—	268.6	(69.9)	415.4

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,359.5	5,877.0	3,099.4	7,314.0	(16,290.4)	5,359.5
Noncontrolling interests in consolidated subsidiaries	—	—	—	156.9	—	156.9
Total equity	5,359.5	5,877.0	3,099.4	7,470.9	(16,290.4)	5,516.4
Total liabilities and equity	$9,289.2	$11,705.4	$11,704.9	$15,856.3	$(31,791.0)	$16,764.8

	December 31, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries		Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$248.5	$—	$0.4	$—	$—		$248.9
Accounts receivable, net	—	—	—	872.4	—		872.4
Natural gas and natural gas liquids in storage	—	—	—	140.0	—		140.0
Other current assets	7.2	—	—	160.6	—		167.8
Assets of discontinued operations	—	—	—	0.6	—		0.6
Total current assets	255.7	—	0.4	1,173.6	—	—	1,429.7
Property, plant and equipment
Property, plant and equipment	139.8	—	—	14,938.7	—		15,078.5
Accumulated depreciation and amortization	90.4	—	—	2,416.7	—		2,507.1
Net property, plant and equipment	49.4	—	—	12,522.0	—		12,571.4
Investments and other assets
Investments	2,931.9	3,222.1	6,805.4	631.1	(12,631.7)		958.8
Intercompany notes receivable	205.2	10,615.0	7,031.3	—	(17,851.5)		—
Other assets	103.4	47.5	—	1,028.0	—		1,178.9
Total investments and other assets	3,240.5	13,884.6	13,836.7	1,659.1	(30,483.2)		2,137.7
Total assets	$3,545.6	$13,884.6	$13,837.1	$15,354.7	$(30,483.2)		$16,138.8
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$3.0	$400.0	$—	$7.7	$—		$410.7
Short-term borrowings	—	1,110.3	—	—	—		1,110.3
Accounts payable	13.0	—	—	861.7	—		874.7
Other current liabilities	44.7	99.9	—	296.5	—		441.1
Total current liabilities	60.7	1,610.2	—	1,165.9	—		2,836.8

Intercompany debt	—	—	10,615.0	7,236.5	(17,851.5)		—

Long-term debt, excluding current maturities	1,628.7	6,254.7	—	36.6	—		7,920.0

Deferred credits and other liabilities	1,667.5	—	—	285.6	—		1,953.1

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	188.7	6,019.7	3,222.1	6,472.0	(15,713.8)		188.7
Noncontrolling interests in consolidated subsidiaries	—	—	—	158.1	3,082.1		3,240.2
Total equity	188.7	6,019.7	3,222.1	6,630.1	(12,631.7)		3,428.9
Total liabilities and equity	$3,545.6	$13,884.6	$13,837.1	$15,354.7	$(30,483.2)		$16,138.8

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$620.8	$994.3	$42.1		$1,005.8	$(1,727.0)	$936.0
Investing activities
Capital expenditures	(0.5)	—	—		(329.9)	—	(330.4)
Contributions to unconsolidated affiliates	—	—	(83.0)		(4.7)	—	(87.7)
Other investing activities	—	—	11.2		12.3	—	23.5
Cash used in investing activities	(0.5)	—	(71.8)		(322.3)	—	(394.6)
Financing activities
Dividends paid	(543.4)	(999.0)	(999.0)		—	1,998.0	(543.4)
Distributions to noncontrolling interests	—	—	—		(4.1)	(271.0)	(275.1)
Intercompany borrowings (advances), net	(2,376.9)	2,022.2	1,028.3		(673.6)	—	—
Borrowing (repayment) of short-term borrowings, net	932.3	(1,110.3)	—		—	—	(178.0)
Issuance of long-term debt, net of discounts	1,190.1	—	—		—	—	1,190.1
Repayment of long-term debt	(87.1)	(900.0)	—		(5.8)	—	(992.9)
Issuance of common stock	45.8	—	—		—	—	45.8
Other	(17.9)	(7.2)	—		—	—	(25.1)
Cash provided by (used in) financing activities	(857.1)	(994.3)	29.3	—	(683.5)	1,727.0	(778.6)
Change in cash and cash equivalents	(236.8)	—	(0.4)		—	—	(237.2)
Cash and cash equivalents at beginning of period	248.5	—	0.4		—	—	248.9
Cash and cash equivalents at end of period	$11.7	$—	$—		$—	$—	$11.7

	Nine Months Ended September 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$546.3	$998.3	$52.3	$916.7	$(1,591.6)	$922.0
Investing activities
Capital expenditures	(0.1)	—	—	(491.4)	—	(491.5)
Other investing activities	—	—	30.0	(23.1)	—	6.9
Cash provided by (used in) investing activities	(0.1)	—	30.0	(514.5)	—	(484.6)
Financing activities
Dividends paid	(388.1)	(999.0)	(999.0)	—	1,998.0	(388.1)
Distributions to noncontrolling interests	—	—	—	(6.1)	(406.4)	(412.5)
Intercompany borrowings (advances), net	(33.1)	(493.7)	917.1	(390.3)	—	—
Borrowing (repayment) of short-term borrowings, net	—	147.2	—	—	—	147.2
Issuance of long-term debt, net of discounts	—	1,000.0	—	—	—	1,000.0
Debt financing costs	—	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(0.3)	(650.0)	—	(5.8)	—	(656.1)
Issuance of common stock	14.9	—	—	—	—	14.9
Cash used in financing activities	(406.6)	(998.3)	(81.9)	(402.2)	1,591.6	(297.4)
Change in cash and cash equivalents	139.6	—	0.4	—	—	140.0
Change in cash and cash equivalents included in discontinued operations	(0.2)	—	—	—	—	(0.2)
Change in cash and cash equivalents included in continuing operations	139.4	—	0.4	—	—	139.8
Cash and cash equivalents at beginning of period	92.5	—	5.1	—	—	97.6
Cash and cash equivalents at end of period	$231.9	$—	$5.5	$—	$—	$237.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Update and Market Conditions - We operate predominantly fee-based businesses in each of our three reportable segments and expect our consolidated earnings to be approximately 90 percent fee-based for the remainder of 2017. In the first nine months of 2017, our Natural Gas Gathering and Processing segment’s fee revenues averaged 86 cents per MMBtu, compared with an average of 73 cents per MMBtu in the same period in 2016, due to our contract restructuring efforts to mitigate commodity price risk and increasing volumes on those contracts with higher contracted fees. Volumes gathered and processed increased across our asset footprint in our Natural Gas Gathering and Processing segment for the nine months ended September 30, 2017, compared with the same period in 2016. We connected six third-party natural gas processing plants in our Natural Gas Liquids segment in the first nine months of 2017, which contributed to higher gathered NGL volumes in the third quarter 2017, compared with the first two quarters of 2017 and the full year 2016. We expect additional NGL volume growth as these plants increase production. Our fee-based transportation services in our Natural Gas Pipelines segment increased in the first nine months of 2017, compared with the same period in 2016, due primarily to higher firm transportation capacity contracted from the WesTex pipeline expansion.

We continue to expect demand for our midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from exports and power plants previously fueled by coal.

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

STACK and SCOOP - We expect each of our business segments to benefit from increased production in the Mid-Continent region from the highly productive STACK and SCOOP areas where there was an increase in producer activity in late 2016 and the first nine months of 2017, which we expect to continue into 2018. In June and July 2017, we announced additional growth projects supported by long-term primarily fee-based contracts, minimum volume commitments and acreage dedications to serve the expected growth and needs of our natural gas processors and producer customers. We announced plans to expand our Canadian Valley natural gas processing facility to 400 MMcf/d from 200 MMcf/d and related gathering infrastructure in the STACK area of Oklahoma, which is expected to cost approximately $155 million to $165 million and be completed by the end of 2018. We also announced plans to connect our natural gas gathering systems in the STACK area of Oklahoma to an existing third-party processing facility, accessing 200 MMcf/d of processing capacity by constructing a 30-mile natural gas gathering pipeline and related infrastructure. This project is expected to cost approximately $40 million and be completed by the end of 2017. Following the completion of these projects, our total natural gas processing capacity in Oklahoma will be approximately 1.1 Bcf/d. These projects are expected to contribute incremental volume to our natural gas liquids gathering system. To accommodate increased NGL volumes in the area, we announced plans to expand our natural gas liquids gathering system in the Mid-Continent region and our existing Sterling III Pipeline, which are backed by a long-term contract. We expect to invest approximately $130 million for these NGL projects, which are expected to be completed by the end of 2018.

As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes on our systems to increase in the remainder of 2017 and into 2018, compared with volumes for the same period in 2016, and expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region. We anticipate NGL volume growth in the Mid-Continent region will also be driven by expected increases in ethane recovery as new world-scale ethylene production projects, petrochemical plant modifications and expansions and export facilities are completed and continue coming on line.

In our Natural Gas Gathering and Processing segment, we have more than 300,000 acres dedicated to us in the STACK and SCOOP areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas. We are connected to more than 110 third-party natural gas processing plants in the Mid-Continent region and have connected three additional third-party natural gas processing plants in 2017. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d, and are expanding our ONEOK Gas Transmission Pipeline by 100 MMcf/d to provide increased westbound transportation services from the STACK and SCOOP areas.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in the Williston Basin, where there was an increase in producer activity in late 2016 and through the first nine months of 2017, which we expect to continue into 2018. In our Natural Gas Gathering and Processing segment, our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allow us to capture natural gas from wells that previously flared natural gas production. We have available natural gas processing capacity in this basin of approximately 150 MMcf/d. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Williston Basin with connections to more than 10 natural gas processing plants, both third-party and our own. We connected one new third-party natural gas processing plant in the Rocky Mountain region in the first quarter 2017. In our Natural Gas Pipelines segment, our 50 percent-owned Northern Border Pipeline is well positioned to transport natural gas from processing plants in the Williston Basin to end-use markets and is substantially contracted through the first quarter 2020.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins, where there was an increase in producer drilling activity in late 2016 and the first nine months of 2017, which we expect to continue into 2018.

In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin and are connected to nearly 40 third-party natural gas processing plants through our WTLPG joint venture, where we connected one third-party natural gas processing plant in the third quarter 2017 and one in the first quarter 2017. In October 2017, we announced that our WTLPG joint venture, in which we own an 80 percent interest, plans to extend its pipeline system into the core of the Delaware Basin, which includes construction of a 120-mile pipeline lateral and related infrastructure to support an initial capacity of 110 MBbl/d. The project is supported by long-term dedicated NGL production from two planned third-party natural gas processing plants and positions the West Texas LPG pipeline for significant future NGL volume growth. The project is expected to cost approximately $200 million and be completed by the third quarter of 2018. In our Natural Gas Pipelines segment, we believe we are well-positioned in the Delaware Basin and have a significant position in the Midland Basin. We are connected to more than 25 natural gas processing plants serving the Permian Basin, which have a total processing capacity of approximately 1.9 Bcf/d. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico.

Ethane Opportunity - Ethane rejection levels across our system averaged more than 150 MBbl/d in the first nine months of 2017, which is slightly lower than the same period in 2016. We expect ethane recovery levels to continue to fluctuate as the price differential between ethane and natural gas changes. We expect ethane recovery levels to increase initially in regions closest to market centers such as the Permian Basin and Mid-Continent region, as ethylene producers complete their expansion projects and NGL exporters increase their export volumes. We expect future increases in ethane recovery to have a favorable impact on NGL volumes and our financial results.

Equity Issuances - In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’

transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. In September and October 2017, we sold 3.3 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $184.2 million.

Dividends - In October 2017, we declared a dividend of $0.745 per share ($2.98 per share on an annualized basis) for shareholders of record at the close of business on November 6, 2017, payable November 14, 2017, which represents an increase of 21 percent compared with the same period in the prior year. Our dividend growth is due in part to the increase in cash flows resulting from the Merger Transaction.

Hurricane Harvey - During August and September 2017, Hurricane Harvey caused disruptions to our Natural Gas Liquids segment exchange services business in the Mid-Continent and Gulf Coast regions. While our assets did not experience any significant damage, some of our assets in the Gulf Coast and Mid-Continent areas briefly operated at reduced volumes following the hurricane due primarily to temporary refinery and petrochemical facility outages and constraints on our customers’ ability to receive NGL products. Without this disruption, we estimate operating income and adjusted EBITDA would have been approximately $4.5 million higher.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2017, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,322.5	$1,840.5	$6,700.3	$4,757.3	$482.0	26%	$1,943.0	41%
Services	583.8	517.4	1,681.5	1,509.2	66.4	13%	172.3	11%
Total revenues	2,906.3	2,357.9	8,381.8	6,266.5	548.4	23%	2,115.3	34%
Cost of sales and fuel (exclusive of items shown separately below)	2,229.4	1,751.6	6,464.3	4,474.7	477.8	27%	1,989.6	44%
Operating costs	207.0	184.1	616.7	553.0	22.9	12%	63.7	12%
Depreciation and amortization	102.3	98.5	302.6	292.2	3.8	4%	10.4	4%
Impairment of long-lived assets	16.0	—	16.0	—	16.0	*	16.0	*
(Gain) loss on sale of assets	(0.3)	(5.7)	(0.9)	(9.5)	(5.4)	(95%)	(8.6)	(91%)
Operating income	$351.9	$329.4	$983.1	$956.1	$22.5	7%	$27.0	3%
Equity in net earnings from investments	$40.1	$35.2	$119.0	$100.4	$4.9	14%	$18.6	19%
Impairment of equity investments	$(4.3)	$—	$(4.3)	$—	$4.3	*	$4.3	*
Interest expense, net of capitalized interest	$(126.5)	$(118.2)	$(361.5)	$(355.5)	$8.3	7%	$6.0	2%
Net income	$166.5	$194.2	$528.7	$549.0	$(27.7)	(14%)	$(20.3)	(4%)
Adjusted EBITDA	$517.2	$469.7	$1,439.1	$1,375.9	$47.5	10%	$63.2	5%
Capital expenditures	$135.2	$158.3	$330.4	$491.5	$(23.1)	(15%)	$(161.1)	(33%)
* Percentage change is greater than 100 percent or is not meaningful
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to higher revenues resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment and higher optimization and marketing earnings due primarily to wider product price differentials in our Natural Gas Liquids segment. These increases were offset partially by higher operating costs related to the timing of routine maintenance projects in our Natural Gas Liquids and Natural Gas Pipelines segments and higher labor and employee-related costs associated with our benefit plans and the growth of our operations. Operating income was also impacted in the three and nine months ended September 30, 2017, compared with the same periods in 2016, by $16.0 million of noncash impairment charges related to nonstrategic assets in our Natural Gas Gathering and Processing segment. In the nine months ended September 30, 2017, we incurred a $20 million noncash expense related to our Series E Preferred Stock contribution to the Foundation and operating costs related to the Merger Transaction of approximately $29.5 million.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to higher firm transportation revenues related to Roadrunner’s Phase II capacity, which was placed in service in October 2016. Roadrunner is fully subscribed under long-term firm demand charge contracts. We recorded $4.3 million of noncash impairment charges related to a nonstrategic equity investment in our Natural Gas Gathering and Processing segment.

Capital expenditures decreased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to growth projects placed in service in 2016.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. In order for the natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The separated NGLs are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

The Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formations, is an active drilling region. Our completed growth projects in the Williston Basin, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allow us to capture natural gas from wells that previously flared natural gas production. The Mid-Continent region is an active drilling region and includes the oil-producing NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP with fee contracts and fee-only contracts. Under a POP with fee contract, we charge fees for gathering, treating, compressing and processing the producer’s natural gas. We also generally purchase the producer’s raw natural gas, which we process into residue natural gas and NGLs, then we sell these commodities and associated condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. Additionally, under certain POP with fee contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

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

Our natural gas gathered and processed volumes in the Williston Basin increased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to new supply and completion of growth projects, offset partially by the impact of severe winter weather in the first quarter 2017 and natural production declines from existing wells. Williston Basin volumes are expected to continue to grow in the remainder of 2017 and in 2018 due to the following:

•	producers focusing their drilling and completion in the most productive areas in which we have substantial acreage dedications and significant gathering and processing assets;

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs; offset partially by

•	natural production declines.

In the Mid-Continent region, we have significant natural gas gathering and processing assets in Oklahoma and Kansas. We have seen increased producer activity in the STACK and SCOOP areas, where we have substantial acreage dedications. We had higher natural gas gathered and processed volumes in the three and nine months ended September 30, 2017, compared with the same periods in 2016, due to new production. These increases were offset partially by natural production declines from existing wells. We expect our natural gas volumes to continue to grow into 2018 due to producer drilling and completion activity, offset partially by the natural production declines from existing wells connected to our system.

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

In July 2017, we announced plans to expand our Canadian Valley natural gas processing facility to 400 MMcf/d from 200 MMcf/d and related gathering infrastructure in the STACK area of Oklahoma. This project is expected to be complete by the end of 2018 at a cost of $155 million to $165 million, excluding capitalized interest, and is supported by long-term primarily fee-based contracts, minimum volume commitments and acreage dedications.

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

In August 2016, we completed the 80 MMcf/d Bear Creek processing plant and related infrastructure project in the Williston Basin for approximately $240 million, excluding capitalized interest.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$316.7	$134.9	$796.0	$381.9	$181.8	*	$414.1	*
Condensate sales	23.0	13.8	63.9	41.4	9.2	67%	22.5	54%
Residue natural gas sales	218.8	186.8	645.1	481.1	32.0	17%	164.0	34%
Gathering, compression, dehydration and processing fees and other revenue	224.4	176.7	625.0	516.6	47.7	27%	108.4	21%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(567.0)	(336.5)	(1,544.3)	(902.7)	230.5	68%	641.6	71%
Operating costs	(80.2)	(69.4)	(225.1)	(208.4)	10.8	16%	16.7	8%
Equity in net earnings from investments; excluding noncash impairment charges	3.4	2.6	9.8	8.0	0.8	31%	1.8	23%
Other	2.9	0.9	3.8	2.3	2.0	*	1.5	65%
Adjusted EBITDA	$142.0	$109.8	$374.2	$320.2	$32.2	29%	$54.0	17%
Capital expenditures	$85.5	$99.6	$185.7	$325.8	$(14.1)	(14%)	$(140.1)	(43%)
* Percentage change is greater than 100 percent
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $32.2 million for the three months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $26.5 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines; and

•
an increase of $16.9 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under our POP with fee contracts; offset partially by

•
an increase of $10.8 million in operating costs due primarily to increased labor and employee-related costs associated with our benefit plans and the growth of our operations and timing of ad valorem tax accruals; and

•	a decrease of $3.1 million due primarily to lower realized natural gas and condensate prices.

Adjusted EBITDA increased $54.0 million for the nine months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $46.8 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under our POP with fee contracts; and

•
an increase of $28.2 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines and the impact of severe winter weather in the first quarter 2017; offset partially by

•	an increase of $16.7 million in operating costs due primarily to increased labor and employee-related costs associated with our benefit plans and the growth of our operations; and

•	a decrease of $7.5 million due primarily to lower realized natural gas and condensate prices.

Capital expenditures decreased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due to growth projects placed in service in 2016.

Impairment Charges - In the third quarter 2017, following a review of nonstrategic assets for potential divestiture, we recorded $16.0 million of noncash impairment charges related to certain nonstrategic gathering and processing assets located in North Dakota and $4.3 million of noncash impairment charges related to a nonstrategic equity investment located in Oklahoma.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2017	2016	2017	2016
Natural gas gathered (BBtu/d)	2,278	1,977	2,147	2,047
Natural gas processed (BBtu/d) (b)	2,128	1,829	1,995	1,886
NGL sales (MBbl/d)	193	153	184	155
Residue natural gas sales (BBtu/d)	955	837	869	877
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.24	$0.23	$0.22	$0.22
Realized condensate net sales price ($/Bbl) (c) (e)	$33.83	$41.13	$33.07	$36.91
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.51	$2.84	$2.53	$2.76
Average fee rate ($/MMBtu)	$0.86	$0.76	$0.86	$0.73
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the three months ended September 30, 2017, compared with the same period in 2016, due to the completion of growth projects and new supply in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines on existing wells.

Natural gas gathered, natural gas processed and NGL sales increased during the nine months ended September 30, 2017, compared with the same period in 2016, due to the completion of growth projects and new supply in the Williston Basin and STACK and SCOOP areas, offset by natural production declines on existing wells and the impact of severe winter weather in the first quarter 2017. Residue natural gas sales decreased due primarily to increased ethane recovery, which also contributed to increased NGL sales.

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

Supply growth from the development of NGL-rich areas and capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. We expect relatively narrow price differentials to persist between these two market centers until demand for NGLs increases from petrochemical companies and exporters, which we expect as ethylene producers complete their expansion projects in the coming months and international demand for NGLs increases export volumes.

Supply growth has resulted in available ethane supply that is greater than the petrochemical industry’s current demand. Low or unprofitable price differentials between ethane and natural gas have resulted in varied levels of ethane rejection at most of our and our customers’ natural gas processing plants connected to our NGL system in the Mid-Continent and Rocky Mountain regions, which also reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Ethane rejection levels across our system averaged more than 150 MBbl/d in the first nine months of 2017, which is slightly lower than the same period in 2016. We expect ethane recovery levels to continue to fluctuate as the price differential between ethane and natural gas changes. We expect ethane recovery levels to increase, initially in regions closest to market centers such as the Permian Basin and Mid-Continent region, as ethylene producers complete their expansion projects and NGL exporters increase their export volumes.

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

Our Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across our asset base, to alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. We continue to evaluate opportunities to increase the capacity of our assets such as the Bakken, Sterling, Arbuckle and West Texas LPG Pipelines or construct new assets to connect supply growth from the Williston Basin, Mid-Continent and Permian Basin with end-use markets. These expansion opportunities include potential projects which could be in addition to, or replace, our previously announced expansion of the Bakken NGL Pipeline to 160 MBbl/d.

We connected one third-party natural gas processing plant to our NGL system in the Permian Basin in the third quarter 2017, two third-party natural gas processing plants in the STACK and SCOOP areas of the Mid-Continent region in the second quarter 2017 and three third-party natural gas processing plants in the first quarter 2017, one each in the STACK and SCOOP areas, Rocky Mountain region and the Permian Basin.

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

In October 2017, we announced that our WTLPG joint venture, in which we own an 80 percent interest, plans to extend its pipeline system into the core of the Delaware Basin, which includes construction of a 120-mile pipeline lateral and related infrastructure to support an initial capacity of 110 MBbl/d. The project is supported by long-term dedicated NGL production from two planned third-party natural gas processing plants and positions the West Texas LPG pipeline for significant future NGL volume growth. The project is expected to cost approximately $200 million, excluding capitalized interest, and be completed by the third quarter of 2018.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,097.7	$1,649.6	$6,055.0	$4,264.1	$448.1	27%	$1,790.9	42%
Exchange service revenues	357.2	338.5	1,046.9	993.3	18.7	6%	53.6	5%
Transportation and storage revenues	47.0	51.2	141.8	141.2	(4.2)	(8%)	0.6	—%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,136.2)	(1,694.2)	(6,188.5)	(4,376.3)	442.0	26%	1,812.2	41%
Operating costs	(90.2)	(79.8)	(256.3)	(236.7)	10.4	13%	19.6	8%
Equity in net earnings from investments	15.3	14.0	44.1	41.2	1.3	9%	2.9	7%
Other	3.1	—	2.5	(0.8)	3.1	*	3.3	*
Adjusted EBITDA	$293.9	$279.3	$845.5	$826.0	$14.6	5%	$19.5	2%
Capital expenditures	$27.0	$30.5	$59.8	$85.5	$(3.5)	(11%)	$(25.7)	(30%)
* Percentage change is greater than 100 percent or is not meaningful.
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes generally affect both NGL and condensate sales and cost of sales and fuel, and the impact is largely offset between these line items.
Adjusted EBITDA increased $14.6 million for the three months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $17.4 million in exchange services due to increased volumes in the Williston Basin and the STACK and SCOOP areas from recently connected natural gas processing plants, offset partially by lower volumes in the Granite Wash and Barnett Shale and reduced volumes related to Hurricane Harvey; and

•	an increase of $7.5 million in optimization and marketing due primarily to wider product price differentials; offset partially by

•
an increase of $10.4 million in operating costs due primarily to higher ad valorem taxes, higher labor and employee-related costs associated with our benefit plans, the timing of routine maintenance projects and additional operating costs related to Hurricane Harvey; and

•	a decrease of $4.2 million in transportation and storage services due primarily to lower storage volumes.

Adjusted EBITDA increased $19.5 million for the nine months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $29.8 million in exchange services due to increased volumes in the Williston Basin and STACK and SCOOP areas from recently connected natural gas processing plants, offset partially by decreased volumes in the Granite Wash and Barnett Shale and reduced volumes related to Hurricane Harvey;

•	an increase of $2.9 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; and

•	an increase of $1.8 million in optimization and marketing due primarily to higher optimization volumes and wider product price differentials; offset partially by

•
an increase of $19.6 million in operating costs due primarily to higher ad valorem taxes, labor and employee-related costs associated with our benefit plans, timing of routine maintenance projects and additional operating costs related to Hurricane Harvey.

During August and September 2017, Hurricane Harvey caused disruptions to our exchange services business in the Mid-Continent and Gulf Coast regions. While our assets did not experience any significant damage, some of our assets in the Gulf Coast and Mid-Continent areas briefly operated at reduced volumes following the hurricane due primarily to temporary refinery and petrochemical facility outages and constraints on our customers’ ability to receive NGL products. Our operating costs were also higher during this period due primarily to equipment rental and outside services related to maintaining operations of our assets during and immediately after the hurricane. We estimate that our operating income and adjusted EBITDA were adversely impacted by approximately $4.5 million due to these reduced volumes and increased operating costs.

Capital expenditures decreased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to completed growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2017	2016	2017	2016
NGLs transported-gathering lines (MBbl/d) (a)	812	775	794	778
NGLs fractionated (MBbl/d) (b)	605	606	600	588
NGLs transported-distribution lines (MBbl/d) (a)	569	521	559	504
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.05	$0.03	$0.04	$0.03
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines increased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due to increased volumes from new plant connections primarily in the Williston Basin, increased Mid-Continent volumes gathered from the STACK and SCOOP areas and increased ethane production, which were offset partially by decreased volumes in the Granite Wash and Barnett Shale.

NGLs fractionated increased for the nine months ended September 30, 2017, compared with the same period in 2016, due primarily to an increase in gathered volumes in the Williston Basin and STACK and SCOOP areas and increased volumes from fractionation-only contracts. NGLs fractionated were relatively unchanged for the three months ended September 30, 2017, compared with the same period in 2016, due partially to the impact of Hurricane Harvey.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to increased volumes transported for our optimization activities.

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

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$81.1	$71.9	$242.0	$208.5	$9.2	13%	$33.5	16%
Storage revenues	14.4	13.3	43.7	44.0	1.1	8%	(0.3)	(1%)
Natural gas sales and other revenues	10.9	6.9	25.4	13.6	4.0	58%	11.8	87%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(10.6)	(6.9)	(34.0)	(15.9)	3.7	54%	18.1	*
Operating costs	(29.8)	(28.4)	(92.5)	(85.1)	1.4	5%	7.4	9%
Equity in net earnings from investments	21.3	18.6	65.1	51.2	2.7	15%	13.9	27%
Other	0.2	4.9	1.4	6.9	(4.7)	(96%)	(5.5)	(80%)
Adjusted EBITDA	$87.5	$80.3	$251.1	$223.2	$7.2	9%	$27.9	13%
Capital expenditures	$18.8	$24.5	$70.7	$71.7	$(5.7)	(23%)	$(1.0)	(1%)
* Percentage change is greater than 100 percent.
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our business, changes in commodity prices and sales volumes affect natural gas sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $7.2 million for the three months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $6.7 million from higher transportation services due primarily to increased firm demand charge contracted capacity; and

•	an increase of $2.7 million in equity in net earnings from investments due primarily to higher firm transportation revenues on Roadrunner; offset partially by

•	a decrease of $3.6 million due primarily to gains on sales of excess natural gas in storage in 2016; and

•	an increase of $1.4 million in operating costs due primarily to higher labor and employee-related costs associated with our benefit plans.

Adjusted EBITDA increased $27.9 million for the nine months ended September 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $22.7 million from higher transportation services due primarily to increased firm demand charge contracted capacity;

•	an increase of $13.9 million in equity in net earnings from investments due primarily to higher firm transportation revenues on Roadrunner; and

•
an increase of $3.2 million from higher net retained fuel due primarily to higher equity gas sales and higher natural gas prices, offset partially by lower natural gas volumes retained; offset partially by;

•	a decrease of $8.3 million due primarily to gains on sales of excess natural gas in storage in 2016; and

•	an increase of $7.4 million in operating costs due primarily to routine maintenance projects and higher labor and employee-related costs associated with our benefit plans.

Capital expenditures decreased for the three and nine months ended September 30, 2017, compared with the same periods in 2016, due primarily to the completion of growth projects, offset partially by the timing of maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2017	2016	2017	2016
Natural gas transportation capacity contracted (MDth/d)	6,593	6,300	6,600	6,240
Transportation capacity subscribed	94%	95%	94%	94%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.57	$2.60	$2.65	$2.12
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

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2020. We made a contribution of $83 million to Northern Border Pipeline in the third quarter 2017. During the year ended December 31, 2016, we made no contributions to Northern Border Pipeline.

Under the terms of settlement with shippers in 2012, Northern Border Pipeline is required to file a rate case by January 1, 2018. Northern Border Pipeline has reached a settlement-in-principle with shippers, which is expected to be filed with the FERC no later than December 2017. We expect future transportation rates to be lower than current rates, however, we do not expect the resulting decrease in equity earnings and cash distributions from Northern Border Pipeline to be material to us.

Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity through 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation and other noncash items. Prior periods have been adjusted to conform to current presentation. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of net income from continuing operations, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of income from continuing operations to adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$166,531	$194,792	$528,707	$550,789
Add:
Interest expense, net of capitalized interest	126,533	118,240	361,468	355,463
Depreciation and amortization	102,298	98,550	302,566	292,275
Income taxes	97,128	55,012	195,913	157,536
Impairment charges	20,240	—	20,240	—
Noncash compensation expense	4,883	3,165	9,790	20,170
Other noncash items and equity AFUDC (a)	(420)	(61)	20,450	(375)
Adjusted EBITDA	$517,193	$469,698	$1,439,134	$1,375,858
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$141,950	$109,837	$374,178	$320,170
Natural Gas Liquids	293,919	279,256	845,457	826,036
Natural Gas Pipelines	87,527	80,304	251,145	223,185
Other (b)	(6,203)	301	(31,646)	6,467
Adjusted EBITDA	$517,193	$469,698	$1,439,134	$1,375,858
(a) - Nine months ended September 30, 2017, includes our April 2017 contribution to the Foundation of 20,000 shares of Series E Preferred Stock, with an aggregate value of $20 million.
(b) - Nine months ended September 30, 2017, includes Merger Transaction costs of $29.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Historically, our primary source of cash inflows were distributions to us from our general partner and limited partner interests in ONEOK Partners. Beginning in the third quarter 2017, as a result of the completion of the Merger Transaction, our cash flow sources and requirements significantly changed. We now rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect increased cash outflows related to i) capital expenditures, which were previously funded by ONEOK Partners and ii) dividends paid to shareholders, due to the increase in the number of shares outstanding as a result of the close of the Merger Transaction and higher anticipated dividends per share, subject to ONEOK board approval.

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

Short-term Liquidity - Beginning in the third quarter 2017, as a result of the completion of the Merger Transaction, our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments and proceeds from our commercial paper program, our 2017 Credit Agreement and our “at-the-market” equity program. Historically, our primary sources of short-term liquidity were quarterly distributions to us from our general partner and limited partner interests in ONEOK Partners, cash on hand and access to our previous $300 million ONEOK Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $1.2 billion and $1.4 billion as of September 30, 2017, and December 31, 2016, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at September 30, 2017, and at December 31, 2016, was driven primarily by current maturities of long-term debt and short-term borrowings. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks to replace the existing ONEOK Credit Agreement and the ONEOK Partners Credit Agreement. The 2017 Credit Agreement became effective June 30, 2017, upon the closing of the Merger Transaction (as described in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report) and the terminations of the ONEOK Credit Agreement and the ONEOK Partners Credit Agreement. As of September 30, 2017, we were in compliance with all covenants of the 2017 Credit Agreement.

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

At September 30, 2017, we had approximately $11.7 million of cash and cash equivalents and approximately $1.6 billion of borrowing capacity under the 2017 Credit Agreement.

For additional information on our 2017 Credit Agreement and commercial paper program, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing common stock or long-term notes. Other options to obtain financing include, but are not limited to, loans from financial institutions, issuance of convertible debt securities or preferred equity securities, asset securitization and the sale and lease-back of facilities.

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

Repayments - In September 2017, we repaid ONEOK Partners’ $400 million, 2.0 percent senior notes due in October 2017 with a combination of cash on hand and short-term borrowings.

In July 2017, we redeemed our 6.5 percent senior notes due 2028 at a redemption price of approximately $87 million, including the outstanding principal amount, plus accrued and unpaid interest, with cash on hand.

Also in July 2017, we repaid $500 million of the $1.0 billion Term Loan Agreement due 2019.

For additional information on our consolidated long-term debt, see Note E.

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

During the three months ended September 30, 2017, we sold 1.2 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of approximately $64.7 million, of which $30.8 million had settled as of September 30, 2017. In October 2017, we sold an additional 2.1 million shares of common stock through this program that resulted in net proceeds of $119.5 million. The net proceeds from these issuances were used for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $330.4 million and $491.5 million for the nine months ended September 30, 2017 and 2016, respectively.

We expect our total 2017 growth capital expenditures to range from $450 million to $550 million and our maintenance capital expenditures to range from $130 million to $150 million, excluding AFUDC and capitalized interest. See discussion of our announced growth projects in “Natural Gas Gathering and Processing” and “Natural Gas Liquids” in the “Financial Results and Operating Information” section.

Credit Ratings - Our long-term debt credit ratings as of October 23, 2017, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa3	Stable
S&P	BBB	Stable

Following the close of the Merger Transaction, S&P and Moody’s upgraded our credit ratings, removed our credit rating from review and issued stable outlooks. The ONEOK commercial paper program is rated Prime-3 by Moody’s and A-2 by S&P.

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under the 2017 Credit Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our 2017 Credit Agreement, which expires in 2022. An adverse credit rating change alone is not a default under our 2017 Credit Agreement. We do not expect a downgrade in our credit rating to have a material impact on our results of operations.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, May 1, 2017, and August 7, 2017, were $0.615, $0.615, and $0.745 per share, respectively. A dividend of $0.745 per share was declared for the shareholders of record at the close of business on November 6, 2017, payable November 14, 2017.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. In August 2017, we paid dividends of $0.4 million for the Series E Preferred Stock. Dividends totaling approximately $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2017.

For the nine months ended September 30, 2017 and 2016, cash dividends and distributions paid to noncontrolling interests were sufficiently funded by cash flows from operations.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefit plans, including anticipated contributions, is included under Note L of the Notes to Consolidated Financial Statements in our Annual Report. See Note I of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items include depreciation and amortization, impairment charges, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, net undistributed earnings from equity-method investments, share-based compensation expense, noncash expense related to our Series E Preferred Stock contribution to the Foundation, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2017 vs. 2016
	September 30,		Favorable (Unfavorable)
	2017	2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$936.0	$922.0	$14.0
Investing activities	(394.6)	(484.6)	90.0
Financing activities	(778.6)	(297.4)	(481.2)
Change in cash and cash equivalents	(237.2)	140.0	(377.2)
Change in cash and cash equivalents included in discontinued operations	—	(0.2)	0.2
Change in cash and cash equivalents from continuing operations	(237.2)	139.8	(377.0)
Cash and cash equivalents at beginning of period	248.9	97.6	151.3
Cash and cash equivalents at end of period	$11.7	$237.4	$(225.7)

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased to $1.1 billion for the nine months ended September 30, 2017, compared with $1.0 billion for the same period in 2016. This increase is due primarily to higher revenues resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment and higher optimization and marketing earnings due primarily to wider product price differentials in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $139.8 million for the nine months ended September 30, 2017, compared with a decrease of $112.7 million for the same period in 2016. This change is due primarily to the change in natural gas and NGLs in storage and commodity imbalances, which vary from period to period and vary with changes in commodity prices, the change in risk-management assets and liabilities related to our interest-rate swaps and the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities decreased to $394.6 million for the nine months ended September 30, 2017, compared with $484.6 million for the same period in 2016, due primarily to projects placed in service in 2016, offset partially by higher contributions to our unconsolidated affiliates.

Financing Cash Flows - Cash used in financing activities increased to $778.6 million for the nine months ended September 30, 2017, compared with $297.4 million for the same period in 2016, due primarily to repayments of long-term and short-term debt in the nine months ended September 30, 2017.

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

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to the Consolidated Financial Statements in this Quarterly Report to reduce the impact of near-term price fluctuations of natural gas, NGLs and condensate.

Although our businesses are predominantly fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. We have restructured a portion of our POP with fee contracts to include significantly higher fees, which reduces our equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	87%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	66%
Natural gas (BBtu/d) - NYMEX and basis	72.9	$2.63	/ MMBtu	89%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.1	$0.66	/ gallon	79%
Condensate (MBbl/d) - WTI-NYMEX	2.4	$52.65	/ Bbl	77%
Natural gas (BBtu/d) - NYMEX and basis	67.2	$2.79	/ MMBtu	83%

	Year Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	3.4	$0.67	/ gallon	33%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2017. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the three months ending December 31, 2017, and for the years ending December 31, 2018, and December 31, 2019, by approximately $0.1 million, $1.9 million and $3.5 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2017, and for the years ending December 31, 2018, and December 31, 2019, by approximately $0.1 million, $0.5 million and $1.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2017, and for the years ending December 31, 2018, and December 31, 2019, by approximately $0.1 million, $0.5 million and $2.8 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through our 2017 Credit Agreement, commercial paper program, the Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2017, and December 31, 2016, we had forward-starting interest-rate swaps with notional amounts totaling $1.3 billion and $1.2 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances and interest-rate swaps with notional amounts totaling $500 million and $1 billion, respectively, to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges. At September 30, 2017, we had derivative assets of $45.7 million and no derivative liabilities related to these interest-rate swaps. At December 31, 2016, we had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps.

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

Customer concentration - For the nine months ended September 30, 2017, no single customer represented more than 10 percent of our consolidated revenues and only 25 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with producers under POP with fee contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer customer. For the nine months ended September 30, 2017 and 2016, approximately 95 percent and 99 percent, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the nine months ended September 30, 2017 and 2016, approximately 80 percent and 81 percent, respectively, of our commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the nine months ended September 30, 2017 and 2016, approximately 90 percent and 87 percent, respectively, of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Fourth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.00 percent Senior Notes due 2027 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

4.2
Fifth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.95 percent Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

10.1
Underwriting Agreement, dated July 10, 2017, between ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Citigroup Global Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mizuho Securities USA LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 from ONEOK, Inc.’s the Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

10.2
Equity Distribution Agreement, dated July 19, 2017, by and among ONEOK, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 from ONEOK, Inc.’s Current Report on Form 8-K filed July 19, 2017 (File No. 1-13643)).

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101 INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (vi) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 1, 2017	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)