Form 10-Q
period 2018-06-30
ONEOK INC /NEW/
filed 2018-08-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018.
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
Yes __ No X

On July 23, 2018, the Company had 411,249,474 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2017
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Foundation	ONEOK Foundation, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Transaction	The transaction, effective June 30, 2017, in which ONEOK acquired all of ONEOK Partners’ outstanding common units not already directly or indirectly owned by ONEOK
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
OPIS	Oil Price Information Service
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent-owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Tax Cuts and Jobs Act	H.R. 1, the tax reform bill, signed into law on December 22, 2017

Term Loan Agreement	The senior unsecured three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
Topic 606	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership, an 80 percent-owned joint venture at June 30, 2018
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,675,262	$2,161,009	$5,495,266	$4,377,726
Services	285,267	564,763	567,340	1,097,657
Total revenues	2,960,529	2,725,772	6,062,606	5,475,383
Cost of sales and fuel (exclusive of items shown separately below)	2,175,818	2,091,022	4,543,844	4,234,865
Operations and maintenance	202,037	190,784	383,218	352,836
Depreciation and amortization	106,288	100,849	210,525	200,268
General taxes	28,116	24,304	57,139	51,457
Gain on sale of assets	(96)	(637)	(185)	(630)
Operating income	448,366	319,450	868,065	636,587
Equity in net earnings from investments (Note I)	36,570	39,363	76,757	78,927
Allowance for equity funds used during construction	804	22	1,034	35
Other income	1,857	4,033	2,595	8,374
Other expense	(4,391)	(24,560)	(7,700)	(28,027)
Interest expense (net of capitalized interest of $5,134, $1,745, $7,172, and $3,186, respectively)	(113,496)	(118,473)	(229,221)	(234,935)
Income before income taxes	369,710	219,835	711,530	460,961
Income taxes	(87,531)	(43,844)	(163,302)	(98,785)
Net income	282,179	175,991	548,228	362,176
Less: Net income attributable to noncontrolling interests	1,131	104,298	2,672	203,122
Net income attributable to ONEOK	281,048	71,693	545,556	159,054
Less: Preferred stock dividends	275	217	550	217
Net income available to common shareholders	$280,773	$71,476	$545,006	$158,837

Basic earnings per common share	$0.68	$0.34	$1.33	$0.75

Diluted earnings per common share	$0.68	$0.33	$1.32	$0.74
Average shares (thousands)
Basic	411,946	211,785	410,811	211,702
Diluted	414,641	214,012	413,407	213,807
Dividends declared per share of common stock	$0.795	$0.615	$1.565	$1.23
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars)
Net income	$282,179	$175,991	$548,228	$362,176
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $6,054, $874, $(4,258) and $(3,527), respectively	(20,269)	(5,123)	14,255	19,333
Realized (gains) losses on derivatives recognized in net income, net of tax of $(3,631), $(2,041), $(7,209) and $(5,406), respectively	12,160	9,927	24,136	27,210
Change in pension and postretirement benefit plan liability, net of tax of $(967), $(1,361), $(1,748) and $(2,721), respectively	3,235	2,040	5,850	4,081
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $(292), $246, $(1,136) and $188, respectively	977	(1,370)	3,801	(1,045)
Total other comprehensive income (loss), net of tax	(3,897)	5,474	48,042	49,579
Comprehensive income	278,282	181,465	596,270	411,755
Less: Comprehensive income attributable to noncontrolling interests	1,131	106,507	2,672	234,148
Comprehensive income attributable to ONEOK	$277,151	$74,958	$593,598	$177,607
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2018	2017
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$15,295	$37,193
Accounts receivable, net	934,664	1,202,951
Materials and supplies	113,831	90,301
Natural gas and natural gas liquids in storage	285,776	342,293
Commodity imbalances	26,835	38,712
Other current assets	57,286	53,008
Total current assets	1,433,687	1,764,458
Property, plant and equipment
Property, plant and equipment	16,363,716	15,559,667
Accumulated depreciation and amortization	3,059,799	2,861,541
Net property, plant and equipment	13,303,917	12,698,126
Investments and other assets
Investments in unconsolidated affiliates	986,979	1,003,156
Goodwill and intangible assets	987,510	993,460
Deferred income taxes	31,503	205,907
Other assets	170,124	180,830
Total investments and other assets	2,176,116	2,383,353
Total assets	$16,913,720	$16,845,937

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2018	2017
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$932,650	$432,650
Short-term borrowings (Note D)	156,000	614,673
Accounts payable	1,027,467	1,140,571
Commodity imbalances	136,411	164,161
Accrued interest	135,426	135,309
Other current liabilities	184,127	179,971
Total current liabilities	2,572,081	2,667,335
Long-term debt, excluding current maturities (Note D)	7,091,246	8,091,629
Deferred credits and other liabilities
Deferred income taxes	54,726	52,697
Other deferred credits	357,184	348,924
Total deferred credits and other liabilities	411,910	401,621
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: issued 20,000 shares at June 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 411,173,760 shares at June 30, 2018; issued 423,166,234 shares and outstanding 388,703,543 shares at December 31, 2017	4,450	4,232
Paid-in capital	7,699,934	6,588,878
Accumulated other comprehensive loss (Note F)	(178,589)	(188,530)
Retained earnings	—	—
Treasury stock, at cost: 33,842,474 shares at June 30, 2018, and 34,462,691 shares at December 31, 2017	(860,935)	(876,713)
Total ONEOK shareholders’ equity	6,664,860	5,527,867
Noncontrolling interests in consolidated subsidiaries	173,623	157,485
Total equity	6,838,483	5,685,352
Total liabilities and equity	$16,913,720	$16,845,937
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$548,228	$362,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,525	200,268
Noncash contribution of preferred stock, net of tax	—	12,600
Equity in net earnings from investments	(76,757)	(78,927)
Distributions received from unconsolidated affiliates	84,652	81,744
Deferred income taxes	161,602	90,685
Share-based compensation expense	16,071	13,477
Pension and postretirement benefit expense, net of contributions	(5,096)	(1,576)
Allowance for equity funds used during construction	(1,034)	(35)
Gain on sale of assets	(185)	(630)
Changes in assets and liabilities:
Accounts receivable	268,287	123,085
Natural gas and natural gas liquids in storage	49,347	(60,099)
Accounts payable	(282,572)	(134,334)
Commodity imbalances, net	(15,873)	(6,134)
Risk-management assets and liabilities	72,580	66,940
Other assets and liabilities, net	(26,805)	(26,349)
Cash provided by operating activities	1,002,970	642,891
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(615,352)	(195,232)
Contributions to unconsolidated affiliates	(294)	(4,653)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	13,588	14,936
Proceeds from sale of assets	657	1,218
Cash used in investing activities	(601,401)	(183,731)
Financing activities
Dividends paid	(643,493)	(259,758)
Distributions to noncontrolling interests	(3,000)	(273,460)
Borrowing (repayment) of short-term borrowings, net	(458,673)	164,130
Repayment of long-term debt	(503,825)	(3,898)
Issuance of common stock	1,186,718	10,845
Other, net	(1,194)	(13,523)
Cash used in financing activities	(423,467)	(375,664)
Change in cash and cash equivalents	(21,898)	83,496
Cash and cash equivalents at beginning of period	37,193	248,875
Cash and cash equivalents at end of period	$15,295	$332,371
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note F)	—	—	—	—	—
Preferred stock dividends (Note E)	—	—	—	—	—
Common stock issued	21,850,000	—	218	—	1,173,782
Common stock dividends - $1.565 per share (Note E)	—	—	—	—	(58,787)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	(3,939)
June 30, 2018	445,016,234	20,000	$4,450	$—	$7,699,934

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2017	245,811,180	—	$2,458	$—	$1,234,314
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Common stock issued	—	—	—	—	1,199
Preferred stock issued	—	20,000	—	—	20,000
Common stock dividends - $1.23 per share	—	—	—	—	(27,336)
Preferred stock dividends	—	—	—	—	(217)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of ONEOK Partners’ noncontrolling interests	168,920,831	—	1,689	—	5,228,580
Other	—	—	—	—	6,590
June 30, 2017	414,732,011	20,000	$4,147	$—	$6,463,130

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (Note A)	(38,101)	39,803	—	17	1,719
Net income	—	545,556	—	2,672	548,228
Other comprehensive income (loss) (Note F)	48,042	—	—	—	48,042
Preferred stock dividends (Note E)	—	(550)	—	—	(550)
Common stock issued	—	—	15,778	—	1,189,778
Common stock dividends - $1.565 per share (Note E)	—	(584,809)	—	—	(643,596)
Distributions to noncontrolling interests	—	—	—	(3,000)	(3,000)
Contributions from noncontrolling interests	—	—	—	16,449	16,449
Other	—	—	—	—	(3,939)
June 30, 2018	$(178,589)	$—	$(860,935)	$173,623	$6,838,483

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$(154,350)	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09	—	73,368	—	—	73,368
Net income	—	159,054	—	203,122	362,176
Other comprehensive income (loss)	18,553	—	—	31,026	49,579
Common stock issued	—	—	10,232	—	11,431
Preferred stock issued	—	—	—	—	20,000
Common stock dividends - $1.23 per share	—	(232,422)	—	—	(259,758)
Preferred stock dividends	—	—	—	—	(217)
Distributions to noncontrolling interests	—	—	—	(273,460)	(273,460)
Acquisition of ONEOK Partners’ noncontrolling interests	(40,288)	—	—	(3,043,519)	2,146,462
Other	—	—	—	145	6,735
June 30, 2017	$(176,085)	$—	$(883,445)	$157,484	$5,565,231
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
		First quarter 2018	We do not have any equity investments classified as available-for-sale or accounted for using the cost method; therefore, the impact of adopting of this standard was not material.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified.	First quarter 2018	The impact of adopting this standard was not material.
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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”
The standard more closely aligns hedge accounting with companies’ existing risk-management strategies by expanding the strategies eligible for hedge accounting, relaxing the timing requirements of hedge documentation and effectiveness assessments, permitting in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness, and requiring new disclosures and presentation.
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
First quarter 2019
We are evaluating our current leases and other contracts that may be considered leases under the new standard and the impact on our internal controls, accounting policies and financial statements and disclosures. Our evaluation process includes creating a database of our existing leases, and we have implemented accounting software to facilitate compliance with this standard. We are developing internal controls designed to ensure the completeness and accuracy of the data. Upon adoption of Topic 842, we expect to recognize right of use assets and lease liabilities not previously recorded on our Consolidated Balance Sheets and provide required footnote disclosures. Due to the ongoing nature of our work, we cannot yet determine the quantitative impact. We expect to elect the transition practical expedient, which allows us to not evaluate land easements that existed prior to January 1, 2019, and the optional transition method to record the adoption impact through a cumulative adjustment to equity.

ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”	The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.	First quarter 2019	We are evaluating the impact of this standard on us.

B.	FAIR VALUE MEASUREMENTS

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

In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ materially from our estimates.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets, including NYMEX-settled prices. These balances are composed predominantly of exchange-traded derivative contracts for natural gas and crude oil.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2018
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$623	$—	$23,498	$24,121	$(24,121)	$—
Interest-rate contracts	—	29,596	—	29,596	—	29,596
Total derivative assets	$623	$29,596	$23,498	$53,717	$(24,121)	$29,596
Derivative liabilities
Commodity contracts
Financial contracts	$(15,178)	$—	$(45,145)	$(60,323)	$60,323	$—
Physical contracts	—	—	(1,854)	(1,854)	—	(1,854)
Interest-rate contracts	—	(5,290)	—	(5,290)	—	(5,290)
Total derivative liabilities	$(15,178)	$(5,290)	$(46,999)	$(67,467)	$60,323	$(7,144)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2018, we held no cash and posted $52.6 million of cash with various counterparties, including $36.2 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $16.4 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2018	2017	2018	2017
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$3,098	$(772)	$(32,838)	$(23,319)
Total realized/unrealized gains (losses):
Included in earnings (a)	(15)	(656)	(100)	258
Included in other comprehensive income (loss)	(26,584)	2,178	9,437	23,811
Net assets (liabilities) at end of period	$(23,501)	$750	$(23,501)	$750
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and six months ended June 30, 2018 and 2017, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and six months ended June 30, 2018 and 2017, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.5 billion and $9.3 billion at June 30, 2018, and December 31, 2017, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.0 billion and $8.5 billion at June 30, 2018, and December 31, 2017, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Liquids segment, we are primarily exposed to commodity price risk resulting from the relative values of the various NGL products to each other, the value of NGLs in storage and the relative value of NGLs to natural gas. We are also exposed to location price differential risk as a result of the relative value of NGL purchases at one location and sales at another location, primarily related to our optimization and marketing businesses. As part of our hedging strategy, we utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2018, and December 31, 2017, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In the first half of 2018, we entered into $1.5 billion of forward-starting interest-rate swaps and treasury lock contracts to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.0 billion of our forward-starting interest rate swaps and treasury lock contracts related to our underwritten public offering of $1.25 billion senior unsecured notes completed in July 2018, and the remaining $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

At June 30, 2018, and December 31, 2017, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $1.3 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2017, we had interest-rate swaps with a notional amount totaling $500 million to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		June 30, 2018		December 31, 2017
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$18,492	$(49,476)	$16,978	$(42,819)
	Other assets/other deferred credits	408	(5,666)	—	(3,838)
Physical contracts	Other current liabilities	—	(1,854)	—	(4,781)
Interest-rate contracts	Other current assets	—	—	1,330	—
	Other assets/other deferred credits	29,596	(5,290)	48,630	—
Total derivatives designated as hedging instruments		48,496	(62,286)	66,938	(51,438)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	5,221	(5,181)	7,477	(7,311)
Total derivatives not designated as hedging instruments		5,221	(5,181)	7,477	(7,311)
Total derivatives		$53,717	$(67,467)	$74,415	$(58,749)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2018		December 31, 2017
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(24.0)	—	(24.5)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	4.0	(11.6)	3.5	(11.1)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(24.0)	—	(24.5)
Interest-rate contracts (Millions of dollars)	Swaps	$1,750.0	$—	$1,750.0	$—

Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	0.4	(0.4)	0.8	(0.8)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At June 30, 2018, our Consolidated Balance Sheet reflected a net loss of $178.6 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $29.3 million, net of tax, which is expected to be realized within the next

18 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $25.3 million in net losses, net of tax, over the next 12 months and approximately $4.0 million in net losses, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $47.3 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $13.6 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to our pension and postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Commodity contracts	$(46,388)	$8,998	$(25,463)	$36,326
Interest-rate contracts	20,065	(14,995)	43,976	(13,466)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives	$(26,323)	$(5,997)	$18,513	$22,860

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(10,189)	$(6,796)	$(21,800)	$(22,115)
Interest-rate contracts	Interest expense	(5,602)	(5,172)	(9,545)	(10,501)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives		$(15,791)	$(11,968)	$(31,345)	$(32,616)

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2018.

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

At June 30, 2018, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2018	December 31, 2017
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.66% and 2.23% as of June 30, 2018, and December 31, 2017, respectively.	$156,000	$614,673
Senior unsecured obligations:
$425,000 at 3.2% due September 2018	425,000	425,000
$1,000,000 term loan, rate of 2.87% as of December 31, 2017, due January 2019	—	500,000
$500,000 at 8.625% due March 2019	500,000	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375 % due October 2022	900,000	900,000
$425,000 at 5.0 % due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 4.9 % due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$100,000 at 6.875% due September 2028	100,000	100,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
Guardian Pipeline
Weighted average 7.85% due December 2022	32,782	36,607
Total debt	8,236,179	9,198,677
Unamortized portion of terminated swaps	17,609	18,468
Unamortized debt issuance costs and discounts	(73,892)	(78,193)
Current maturities of long-term debt	(932,650)	(432,650)
Short-term borrowings (a)	(156,000)	(614,673)
Long-term debt	$7,091,246	$8,091,629
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less. These issuances are supported by and reduce the borrowing capacity under our $2.5 Billion Credit Agreement.

$2.5 Billion Credit Agreement - In June 2018, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2023. Our $2.5 Billion Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.5 to 1 at June 30, 2018, and 5.0 to 1 thereafter. Once the covenant decreases to 5.0 to 1, if we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters.

Our $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of our $2.5 Billion Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. Our $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. We have the option to request an additional one-year extension, subject to lender approval, which may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes. At June 30, 2018, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 3.5 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028 and $450 million, 5.20 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.23 billion. The proceeds will be used for general corporate purposes, which may include repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - In January 2018, we repaid the remaining $500 million balance outstanding on the Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings.

Debt Guarantees - Effective June 30, 2017, with the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

E.	EQUITY

Noncontrolling Interests - As a result of the Merger Transaction in 2017, we and our subsidiaries owned 100 percent of ONEOK Partners at June 30, 2018, and December 31, 2017. At June 30, 2018, and December 31, 2017, the caption “Noncontrolling interests” on our Consolidated Balance Sheet reflects only the 20 percent of WTLPG that we did not own. On July 31, 2018, we acquired the remaining 20 percent interest in WTLPG for $195 million.

Equity Issuances - In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness.

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the six months ended June 30, 2018, no shares were sold through our “at-the-market” equity program.

During the year ended December 31, 2017, we sold 8.4 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $448.3 million. The net proceeds from these issuances were used for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2018 and May 2018 were $0.77 and $0.795 per share, respectively. A dividend of $0.825 per share was declared for shareholders of record at the close of business on August 6, 2018, payable August 14, 2018.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. We paid dividends for the Series E Preferred Stock of $0.3 million each in February 2018 and May 2018. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2018.

Cash Distributions - Prior to the consummation of the Merger Transaction, we received distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which included our incentive distribution rights.

As a result of the Merger Transaction in 2017, we are entitled to receive all available ONEOK Partners cash. Our incentive distribution rights effectively terminated at the closing of the Merger Transaction.

The following table sets forth ONEOK Partners’ distributions paid during the period prior to the closing of the Merger Transaction:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$1.58

General partner distributions	$6,660	$13,320
Incentive distributions	100,538	201,076
Distributions to general partner	107,198	214,396
Limited partner distributions to ONEOK	90,323	180,646
Limited partner distributions to other unitholders	135,479	270,959
Total distributions paid	$333,000	$666,001

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2018	$(81,915)	$(105,411)	$(1,204)	$(188,530)
Other comprehensive income (loss) before reclassifications	14,255	(583)	3,816	17,488
Amounts reclassified from accumulated other comprehensive loss	24,136	6,433	(15)	30,554
Net current-period other comprehensive income (loss) attributable to ONEOK	38,391	5,850	3,801	48,042
Impact of adoption of ASU 2018-02 (c)	(17,935)	(20,166)	—	(38,101)
June 30, 2018	$(61,459)	$(119,727)	$2,597	$(178,589)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - We elected to adopt this guidance in the first quarter 2018, which allows a reclassification from accumulated other comprehensive income/loss to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. After adopting and applying this guidance, our accumulated other comprehensive loss balance does not include stranded taxes resulting from the Tax Cuts and Jobs Act.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(10,189)	$(6,796)	$(21,800)	$(22,115)	Commodity sales revenues
Interest-rate contracts	(5,602)	(5,172)	(9,545)	(10,501)	Interest expense
	(15,791)	(11,968)	(31,345)	(32,616)	Income before income taxes
	3,631	2,041	7,209	5,406	Income taxes
	(12,160)	(9,927)	(24,136)	(27,210)	Net income
Noncontrolling interests	—	(6,521)	—	(18,146)	Less: Net income attributable to noncontrolling interests
	$(12,160)	$(3,406)	$(24,136)	$(9,064)	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(4,592)	$(3,812)	$(9,184)	$(7,624)	Other income (expense)
Amortization of unrecognized prior service credit	415	415	830	830	Other income (expense)
	(4,177)	(3,397)	(8,354)	(6,794)	Income before income taxes
	960	1,359	1,921	2,718	Income taxes
	$(3,217)	$(2,038)	$(6,433)	$(4,076)	Net income attributable to ONEOK

Unrealized gains (losses) on risk-management assets/liabilities of unconsolidated affiliates
	$66	$(85)	$19	$(181)	Equity in net earnings from investments
	(15)	13	(4)	28	Income taxes
	51	(72)	15	(153)	Net income
Noncontrolling interests	—	(50)	—	(106)	Less: Net income attributable to noncontrolling interests
	$51	$(22)	$15	$(47)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(15,326)	$(5,466)	$(30,554)	$(13,187)	Net income attributable to ONEOK
(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note H for additional detail of our net periodic benefit cost.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$280,773	411,946	$0.68
Diluted EPS
Effect of dilutive securities	—	2,695
Net income attributable to ONEOK available for common stock and common stock equivalents	$280,773	414,641	$0.68

	Three Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$71,476	211,785	$0.34
Diluted EPS
Effect of dilutive securities	—	2,227
Net income attributable to ONEOK available for common stock and common stock equivalents	$71,476	214,012	$0.33

	Six Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$545,006	410,811	$1.33
Diluted EPS
Effect of dilutive securities	—	2,596
Net income attributable to ONEOK available for common stock and common stock equivalents	$545,006	413,407	$1.32

	Six Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$158,837	211,702	$0.75
Diluted EPS
Effect of dilutive securities	—	2,105
Net income attributable to ONEOK available for common stock and common stock equivalents	$158,837	213,807	$0.74

H.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,832	$1,722	$3,664	$3,444
Interest cost	4,408	4,655	8,816	9,310
Expected return on plan assets	(5,969)	(5,336)	(11,938)	(10,672)
Amortization of net loss	4,258	3,392	8,516	6,784
Net periodic benefit cost	$4,529	$4,433	$9,058	$8,866

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$211	$165	$422	$330
Interest cost	527	565	1,054	1,130
Expected return on plan assets	(672)	(564)	(1,344)	(1,128)
Amortization of prior service credit	(415)	(415)	(830)	(830)
Amortization of net loss	334	420	668	840
Net periodic benefit cost (income)	$(15)	$171	$(30)	$342

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Northern Border Pipeline	$15,240	$15,622	$32,377	$34,439
Overland Pass Pipeline Company	16,246	14,884	32,633	28,450
Roadrunner Gas Transmission	5,542	4,889	10,500	9,294
Other	(458)	3,968	1,247	6,744
Equity in net earnings from investments	$36,570	$39,363	$76,757	$78,927

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Income Statement
Operating revenues	$151,771	$157,603	$310,679	$311,883
Operating expenses	$68,120	$69,465	$136,521	$136,401
Net income	$77,913	$92,072	$162,393	$173,203

Distributions paid to us	$48,424	$49,760	$98,240	$96,680

We incurred expenses in transactions with unconsolidated affiliates of $38.2 million and $39.4 million for the three months ended June 30, 2018 and 2017, respectively, and $75.7 million and $76.1 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at June 30, 2018, and December 31, 2017, were $12.3 million and $13.6 million, respectively.

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

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered tariff rate reductions beginning January 1, 2018, that will reduce tariff rates 12.5 percent by January 2020 compared with previous tariff rates and requires new tariff rates to be established by January 2024. We do not expect the impact of lower tariff rates on Northern Border Pipeline’s equity earnings and cash distributions to be material to us.

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

Roadrunner Gas Transmission - The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner limited liability company agreement. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement. During the six months ended June 30, 2017, we made contributions of $4.0 million to Roadrunner. We made no contributions to Roadrunner during the six months ended June 30, 2018.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, were not material.

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

Regulatory - The Tax Cuts and Jobs Act made extensive changes to the U.S. tax laws and includes provisions that reduce the U.S. corporate tax rate to 21 percent from 35 percent, increase expensing for capital investment, and limit the interest deduction and use of net operating losses to offset future taxable income. The Tax Cuts and Jobs Act may reduce future tariff rates charged on our regulated pipelines. The rates charged to our customers have generally been established through shipper specific negotiation, discounts and negotiated settlements, which do not ascribe any specific cost of service elements. We expect future tariff rate changes, if any, related to the change in the U.S. corporate tax rate to be established prospectively over time on a similar negotiated basis. In July 2018, the FERC issued a final rule on the impact of the Tax Cuts and Jobs Act on FERC-regulated rates for natural gas pipelines, which indicated that a reduction in rates, if any, related to the decrease in the corporate tax rate would be prospective only. We do not expect the impact of this final rule to materially affect us.

The July 2018 final rule, which incorporates the Order on Rehearing on the Commission’s Policy for Recovery of Income Tax Costs, made adjustments to the FERC’s March 2018 revised policy statement for master limited partnerships, which no longer allows interstate natural gas and oil pipelines owned by master limited partnerships to recover an income tax allowance in cost of service rates. The final rule clarified that a master limited partnership with a C-corporation parent is eligible for an income tax allowance. We do not expect this FERC action to be material to our results of operations, as we are organized as a C-corporation. Further, regardless of organizational structure, we do not expect this FERC action to materially affect us, as the rates charged to our customers have generally been established through shipper specific negotiation, discounts and negotiated settlements, which do not ascribe any specific cost of service elements.

The FERC allows regulated NGL pipelines an annual index adjustment to tariff rates, which is intended to allow recovery of changes in costs without a complicated cost of service filing. The FERC is expected to evaluate how best to incorporate the effects of new tax policies in its next calculation of the rate index in 2020 for indexing effective July 2021. We do not expect to be materially impacted by any such change in the index calculation, as our regulated NGL pipeline revenues are primarily under negotiated agreements.

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, in March 2017, the United States District Court for the District of Nevada (the District Court) granted summary judgment to ONEOK Energy Services Company, L.P. (OESC) in Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the Court). In September 2017, the District Court entered a final judgment in favor of OESC in Sinclair, which was appealed by Sinclair Oil Corporation to the Ninth Circuit Court of Appeals. On August 1, 2018, the Ninth Circuit Court of Appeals reversed the District Court’s granting of summary judgment and remanded the case back to the District Court. We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows.

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

Adoption of ASC Topic 606: Revenue from Contracts with Customers - We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were active as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods. We recorded a net increase to the beginning balance of retained earnings of approximately $1.7 million as of January 1, 2018, due to the cumulative impact of adopting the standard, primarily related to the timing of revenue on transportation contracts with tiered rates that resulted in contract assets in our Natural Gas Pipelines segment, contributions in aid of construction from customers that resulted in contract liabilities and an adjustment to NGL inventory related to contractual fees in our Natural Gas Liquids Segment, as described below.

Based on the new guidance, we determined that certain Natural Gas Gathering and Processing segment POP with fee contracts and Natural Gas Liquids segment exchange services contracts that include the purchase of commodities are supplier contracts. Therefore, contractual fees in these identified contracts are now recorded as a reduction of the commodity purchase price in cost of sales and fuel pursuant to ASC 705 rather than as services revenue. To the extent we hold inventory related to these purchases, the related fees previously recorded in services revenue will not be recognized until the inventory is sold. We continue to be principal on the downstream sales of those commodities, which is unchanged from our assessment under previous guidance.

The impact on our Consolidated Income Statement and Balance Sheet is as follows (in thousands):

	Three Months Ended June 30, 2018
Income Statement	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Services revenue	$285,267	$644,615	$(359,348)
Cost of sales and fuel (exclusive of depreciation and operating costs)	$2,175,818	$2,523,916	$(348,098)
Depreciation and amortization	$106,288	$106,142	$146
Income taxes	$87,531	$90,151	$(2,620)
Net income	$282,179	$290,955	$(8,776)
Net income attributable to noncontrolling interests	$1,131	$1,128	$3
Net income attributable to ONEOK	$281,048	$289,827	$(8,779)

	Six Months Ended June 30, 2018
Income Statement	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Services revenue	$567,340	$1,278,930	$(711,590)
Cost of sales and fuel (exclusive of depreciation and operating costs)	$4,543,844	$5,249,690	$(705,846)
Depreciation and amortization	$210,525	$210,234	$291
Income taxes	$163,302	$164,690	$(1,388)
Net income	$548,228	$552,875	$(4,647)
Net income attributable to noncontrolling interests	$2,672	$2,667	$5
Net income attributable to ONEOK	$545,556	$550,208	$(4,652)

	June 30, 2018
Balance Sheet	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Accounts receivable, net	$934,664	$1,056,974	$(122,310)
Natural gas and natural gas liquids in storage	$285,776	$299,616	$(13,840)
Other current assets	$57,286	$56,230	$1,056
Property, plant and equipment	$16,363,716	$16,341,524	$22,192
Accumulated depreciation and amortization	$3,059,799	$3,058,136	$1,663
Deferred income taxes	$31,503	$30,617	$886
Other assets	$170,124	$165,130	$4,994
Accounts payable	$1,027,467	$1,149,777	$(122,310)
Other current liabilities	$184,127	$182,577	$1,550
Other deferred credits	$357,184	$342,162	$15,022
Retained earnings/paid-in capital	$7,699,934	$7,702,903	$(2,969)
Noncontrolling interests in consolidated subsidiaries	$173,623	$173,601	$22

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

Receivables from Customers, Performance Obligations and Revenue Sources - The balances in accounts receivable on our Consolidated Balance Sheet at June 30, 2018, and December 31, 2017, include customer receivables of $926.1 million and $1.2 billion, respectively. Revenues sources are disaggregated in Note L and are derived from commodity sales and services revenues, as described below:

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

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates. Our contract liabilities primarily represent deferred revenue on NGL storage contracts for which revenue is recognized over a one-year term and deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract period, which averages approximately 10 years. The following tables set forth the changes in our contract asset and contract liability balances during the six months ended June 30, 2018.

Contract Assets	(Millions of dollars)
Balance at January 1, 2018 (a)	$6.4
Amounts invoiced in excess of revenue recognized	(0.4)
Net additions	0.4
Balance at June 30, 2018 (b)	$6.4
(a) - Balance includes $0.9 million of current assets.
(b) - Contract assets of $1.4 million and $5.0 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheet.

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2018 (a)	$33.3
Revenue recognized included in beginning balance	(18.3)
Net additions	27.8
Balance at June 30, 2018 (b)	$42.8
(a) - Balance includes $19.5 million of current liabilities.
(b) - Contract liabilities of $27.8 million and $15.0 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2018, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 26 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2018	$168.5
2019	271.6
2020	226.1
2021	219.2
2022 and beyond	1,066.7
Total estimated transaction price allocated to unsatisfied performance obligations	$1,952.1

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

For the three and six months ended June 30, 2018 and 2017, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2018	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
NGL and condensate sales	$447,839	$2,469,517	$—	$2,917,356
Residue natural gas sales	208,618	—	179	208,797
Gathering, processing and exchange services revenue	42,801	96,470	—	139,271
Transportation and storage revenue	—	45,012	93,277	138,289
Other	1,671	2,931	6,336	10,938
Total revenues (c)	700,929	2,613,930	99,792	3,414,651
Cost of sales and fuel (exclusive of depreciation and operating costs)	(442,959)	(2,183,512)	(2,637)	(2,629,108)
Operating costs	(93,602)	(99,610)	(34,959)	(228,171)
Equity in net earnings (loss) from investments	(794)	16,582	20,782	36,570
Noncash compensation expense and other	3,292	4,671	2,388	10,351
Segment adjusted EBITDA	$166,866	$352,061	$85,366	$604,293

Depreciation and amortization	$(48,149)	$(42,878)	$(14,426)	$(105,453)
Capital expenditures	$108,842	$216,934	$20,477	$346,253
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $294.3 million, of which $255.0 million related to sales within the segment, and cost of sales and fuel of $124.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $64.5 million and cost of sales and fuel of $5.8 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $448.5 million, $3.7 million and $2.5 million, respectively.

Three Months Ended June 30, 2018	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,917,356	$(448,556)	$2,468,800
Residue natural gas sales	208,797	(3,028)	205,769
Gathering, processing and exchange services revenue	139,271	—	139,271
Transportation and storage revenue	138,289	(2,495)	135,794
Other	10,938	(43)	10,895
Total revenues (a)	$3,414,651	$(454,122)	$2,960,529

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,629,108)	$453,290	$(2,175,818)
Operating costs	$(228,171)	$(1,982)	$(230,153)
Depreciation and amortization	$(105,453)	$(835)	$(106,288)
Equity in net earnings from investments	$36,570	$—	$36,570
Capital expenditures	$346,253	$4,632	$350,885
(a) - Noncustomer revenue for the three months ended June 30, 2018, totaled $(5.4) million related primarily to losses reclassified from accumulated other comprehensive income from derivatives on commodity contracts.

Three Months Ended June 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$433,088	$2,196,399	$95,755	$2,725,242
Intersegment revenues	252,727	153,286	2,094	408,107
Total revenues	685,815	2,349,685	97,849	3,133,349
Cost of sales and fuel (exclusive of depreciation and operating costs)	(488,891)	(2,003,601)	(6,773)	(2,499,265)
Operating costs	(72,659)	(86,977)	(30,682)	(190,318)
Equity in net earnings from investments	3,780	15,062	20,521	39,363
Other	216	(860)	(255)	(899)
Segment adjusted EBITDA	$128,261	$273,309	$80,660	$482,230

Depreciation and amortization	$(46,033)	$(41,427)	$(12,598)	$(100,058)
Capital expenditures	$37,020	$12,336	$26,846	$76,202
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $289.4 million, of which $249.4 million related to sales within the segment, and cost of sales and fuel of $118.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $62.8 million and cost of sales and fuel of $8.3 million.

Three Months Ended June 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,725,242	$530	$2,725,772
Intersegment revenues	408,107	(408,107)	—
Total revenues	$3,133,349	$(407,577)	$2,725,772

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,499,265)	$408,243	$(2,091,022)
Operating costs	$(190,318)	$(24,770)	$(215,088)
Depreciation and amortization	$(100,058)	$(791)	$(100,849)
Equity in net earnings from investments	$39,363	$—	$39,363
Capital expenditures	$76,202	$6,293	$82,495

Six Months Ended June 30, 2018	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
NGL and condensate sales	$860,996	$5,022,287	$—	$5,883,283
Residue natural gas sales	463,615	—	5,098	468,713
Gathering, processing and exchange services revenue	81,230	179,728	—	260,958
Transportation and storage revenue	—	98,490	191,615	290,105
Other	3,079	5,894	12,990	21,963
Total revenues (c)	1,408,920	5,306,399	209,703	6,925,022
Cost of sales and fuel (exclusive of depreciation and operating costs)	(935,581)	(4,464,584)	(8,091)	(5,408,256)
Operating costs	(181,961)	(188,202)	(68,149)	(438,312)
Equity in net earnings from investments	874	33,006	42,877	76,757
Noncash compensation expense and other	5,165	7,521	2,651	15,337
Segment adjusted EBITDA	$297,417	$694,140	$178,991	$1,170,548

Depreciation and amortization	$(95,897)	$(85,305)	$(27,695)	$(208,897)
Total assets	$5,585,519	$8,898,255	$2,073,043	$16,556,817
Capital expenditures	$220,571	$341,855	$40,375	$602,801
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $594.3 million, of which $508.4 million related to sales within the segment, and cost of sales and fuel of $246.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $132.5 million and cost of sales and fuel of $14.9 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $846.3 million, $12.7 million and $4.6 million, respectively.

Six Months Ended June 30, 2018	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$5,883,283	$(857,466)	$5,025,817
Residue natural gas sales	468,713	(778)	467,935
Gathering, processing and exchange services revenue	260,958	(21)	260,937
Transportation and storage revenue	290,105	(4,589)	285,516
Other	21,963	438	22,401
Total revenues (a)	$6,925,022	$(862,416)	$6,062,606

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,408,256)	$864,412	$(4,543,844)
Operating costs	$(438,312)	$(2,045)	$(440,357)
Depreciation and amortization	$(208,897)	$(1,628)	$(210,525)
Equity in net earnings from investments	$76,757	$—	$76,757
Total assets	$16,556,817	$356,903	$16,913,720
Capital expenditures	$602,801	$12,551	$615,352
(a) - Noncustomer revenue for the six months ended June 30, 2018, totaled $(14.4) million related primarily to losses reclassified from accumulated other comprehensive income from derivatives on commodity contracts.

Six Months Ended June 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$833,237	$4,440,399	$200,679	$5,474,315
Intersegment revenues	513,854	301,270	3,988	819,112
Total revenues	1,347,091	4,741,669	204,667	6,293,427
Cost of sales and fuel (exclusive of depreciation and operating costs)	(977,275)	(4,052,294)	(23,376)	(5,052,945)
Operating costs	(143,987)	(165,417)	(62,245)	(371,649)
Equity in net earnings from investments	6,410	28,784	43,733	78,927
Other	(11)	(1,204)	839	(376)
Segment adjusted EBITDA	$232,228	$551,538	$163,618	$947,384

Depreciation and amortization	$(91,001)	$(82,542)	$(25,141)	$(198,684)
Total assets	$5,310,946	$8,168,567	$1,951,423	$15,430,936
Capital expenditures	$100,171	$32,789	$51,860	$184,820
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $585.7 million, of which $502.3 million related to sales within the segment, and cost of sales and fuel of $235.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $131.7 million and cost of sales and fuel of $22.4 million.

Six Months Ended June 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$5,474,315	$1,068	$5,475,383
Intersegment revenues	819,112	(819,112)	—
Total revenues	$6,293,427	$(818,044)	$5,475,383

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,052,945)	$818,080	$(4,234,865)
Operating costs	$(371,649)	$(32,644)	$(404,293)
Depreciation and amortization	$(198,684)	$(1,584)	$(200,268)
Equity in net earnings from investments	$78,927	$—	$78,927
Total assets	$15,430,936	$1,241,987	$16,672,923
Capital expenditures	$184,820	$10,412	$195,232

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$282,179	$175,991	$548,228	$362,176
Add:
Interest expense, net of capitalized interest	113,496	118,473	229,221	234,935
Depreciation and amortization	106,288	100,849	210,525	200,268
Income taxes	87,531	43,844	163,302	98,785
Noncash compensation expense	12,140	3,260	21,366	4,907
Other corporate costs and noncash items (a)	2,659	39,813	(2,094)	46,313
Total segment adjusted EBITDA	$604,293	$482,230	$1,170,548	$947,384
(a) - Includes our April 2017 $20 million contribution of Series E Preferred Stock to the Foundation and costs related to the Merger Transaction of $22.8 million and $29.5 million for the three and six months ended June 30, 2017, respectively.

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,675.3	$—	$2,675.3
Services	—	—	—	285.8	(0.5)	285.3
Total revenues	—	—	—	2,961.1	(0.5)	2,960.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,175.8	—	2,175.8
Operating expenses	2.0	—	—	335.0	(0.5)	336.5
Gain on sale of assets	—	—	—	(0.1)	—	(0.1)
Operating income	(2.0)	—	—	450.4	—	448.4
Equity in net earnings from investments	400.8	403.2	403.2	27.5	(1,198.1)	36.6
Other income (expense), net	6.6	77.5	77.5	(8.4)	(155.0)	(1.8)
Interest expense, net	(40.3)	(77.5)	(77.5)	(73.2)	155.0	(113.5)
Income before income taxes	365.1	403.2	403.2	396.3	(1,198.1)	369.7
Income taxes	(84.0)	—	—	(3.5)	—	(87.5)
Net income	281.1	403.2	403.2	392.8	(1,198.1)	282.2
Less: Net income attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net income attributable to ONEOK	281.1	403.2	403.2	391.7	(1,198.1)	281.1
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$280.8	$403.2	$403.2	$391.7	$(1,198.1)	$280.8

	Three Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,161.0	$—	$2,161.0
Services	—	—	—	565.8	(1.0)	564.8
Total revenues	—	—	—	2,726.8	(1.0)	2,725.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,091.0	—	2,091.0
Operating expenses	17.7	—	6.2	293.0	(1.0)	315.9
Gain on sale of assets	—	—	—	(0.6)	—	(0.6)
Operating income	(17.7)	—	(6.2)	343.4	—	319.5
Equity in net earnings from investments	275.2	278.5	284.7	23.8	(822.8)	39.4
Other income (expense), net	(20.2)	94.9	94.9	(0.4)	(189.8)	(20.6)
Interest expense, net	(24.5)	(94.9)	(94.9)	(94.0)	189.8	(118.5)
Income before income taxes	212.8	278.5	278.5	272.8	(822.8)	219.8
Income taxes	(37.7)	—	—	(6.1)	—	(43.8)
Net income	175.1	278.5	278.5	266.7	(822.8)	176.0
Less: Net income attributable to noncontrolling interests	103.4	—	—	0.9	—	104.3
Net income attributable to ONEOK	71.7	278.5	278.5	265.8	(822.8)	71.7
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$71.5	$278.5	$278.5	$265.8	$(822.8)	$71.5

	Six Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$5,495.3	$—	$5,495.3
Services	—	—	—	568.3	(1.0)	567.3
Total revenues	—	—	—	6,063.6	(1.0)	6,062.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,543.8	—	4,543.8
Operating expenses	1.3	—	—	650.6	(1.0)	650.9
Gain on sale of assets	—	—	—	(0.2)	—	(0.2)
Operating income	(1.3)	—	—	869.4	—	868.1
Equity in net earnings from investments	769.3	774.1	774.1	56.1	(2,296.8)	76.8
Other income (expense), net	13.8	154.6	154.6	(18.0)	(309.2)	(4.2)
Interest expense, net	(80.1)	(154.6)	(154.6)	(149.1)	309.2	(229.2)
Income before income taxes	701.7	774.1	774.1	758.4	(2,296.8)	711.5
Income taxes	(156.1)	—	—	(7.2)	—	(163.3)
Net income	545.6	774.1	774.1	751.2	(2,296.8)	548.2
Less: Net income attributable to noncontrolling interests	—	—	—	2.6	—	2.6
Net income attributable to ONEOK	545.6	774.1	774.1	748.6	(2,296.8)	545.6
Less: Preferred stock dividends	0.6	—	—	—	—	0.6
Net income available to common shareholders	$545.0	$774.1	$774.1	$748.6	$(2,296.8)	$545.0

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$4,377.7	$—	$4,377.7
Services	—	—	—	1,098.7	(1.0)	1,097.7
Total revenues	—	—	—	5,476.4	(1.0)	5,475.4
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,234.9	—	4,234.9
Operating expenses	24.7	—	6.2	574.6	(1.0)	604.5
Gain on sale of assets	—	—	—	(0.6)	—	(0.6)
Operating income	(24.7)	—	(6.2)	667.5	—	636.6
Equity in net earnings from investments	544.0	547.6	553.8	44.5	(1,611.0)	78.9
Other income (expense), net	(19.6)	186.1	186.1	—	(372.2)	(19.6)
Interest expense, net	(50.3)	(186.1)	(186.1)	(184.6)	372.2	(234.9)
Income before income taxes	449.4	547.6	547.6	527.4	(1,611.0)	461.0
Income taxes	(89.0)	—	—	(9.8)	—	(98.8)
Net income	360.4	547.6	547.6	517.6	(1,611.0)	362.2
Less: Net income attributable to noncontrolling interests	201.3	—	—	1.8	—	203.1
Net income attributable to ONEOK	159.1	547.6	547.6	515.8	(1,611.0)	159.1
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$158.9	$547.6	$547.6	$515.8	$(1,611.0)	$158.9

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$281.1	$403.2	$403.2	$392.8	$(1,198.1)	$282.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	15.5	(46.4)	(46.4)	(35.8)	92.8	(20.3)
Realized (gains) losses on derivatives in net income, net of tax	1.0	14.6	10.2	6.9	(20.5)	12.2
Change in pension and postretirement benefit plan liability, net of tax	3.2	—	—	—	—	3.2
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	1.2	1.2	1.0	(2.4)	1.0
Total other comprehensive income (loss), net of tax	19.7	(30.6)	(35.0)	(27.9)	69.9	(3.9)
Comprehensive income	300.8	372.6	368.2	364.9	(1,128.2)	278.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Comprehensive income attributable to ONEOK	$300.8	$372.6	$368.2	$363.8	$(1,128.2)	$277.2

	Three Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$175.1	$278.5	$278.5	$266.7	$(822.8)	$176.0
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	(0.3)	(5.7)	9.0	9.8	(17.9)	(5.1)
Realized (gains) losses on derivatives in net income, net of tax	0.5	11.1	6.8	5.1	(13.6)	9.9
Change in pension and postretirement benefit plan liability, net of tax	2.1	—	—	—	—	2.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.6)	(1.6)	(1.4)	3.2	(1.4)
Total other comprehensive income (loss), net of tax	2.3	3.8	14.2	13.5	(28.3)	5.5
Comprehensive income	177.4	282.3	292.7	280.2	(851.1)	181.5
Less: Comprehensive income attributable to noncontrolling interests	105.6	—	—	0.9	—	106.5
Comprehensive income attributable to ONEOK	$71.8	$282.3	$292.7	$279.3	$(851.1)	$75.0

	Six Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$545.6	$774.1	$774.1	$751.2	$(2,296.8)	$548.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	33.9	(25.5)	(25.5)	(19.6)	51.0	14.3
Realized (gains) losses on derivatives in net income, net of tax	1.9	28.9	21.8	15.1	(43.6)	24.1
Change in pension and postretirement benefit plan liability, net of tax	6.4	(0.6)	—	—	—	5.8
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	4.9	4.9	3.8	(9.8)	3.8
Total other comprehensive income (loss), net of tax	42.2	7.7	1.2	(0.7)	(2.4)	48.0
Comprehensive income	587.8	781.8	775.3	750.5	(2,299.2)	596.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	2.6	—	2.6
Comprehensive income attributable to ONEOK	$587.8	$781.8	$775.3	$747.9	$(2,299.2)	$593.6

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$360.4	$547.6	$547.6	$517.6	$(1,611.0)	$362.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	(0.3)	23.1	36.3	32.8	(72.6)	19.3
Realized (gains) losses on derivatives in net income, net of tax	1.0	30.9	22.1	17.4	(44.2)	27.2
Change in pension and postretirement benefit plan liability, net of tax	4.1	—	—	—	—	4.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.2)	(1.2)	(1.0)	2.4	(1.0)
Total other comprehensive income (loss), net of tax	4.8	52.8	57.2	49.2	(114.4)	49.6
Comprehensive income	365.2	600.4	604.8	566.8	(1,725.4)	411.8
Less: Comprehensive income attributable to noncontrolling interests	232.4	—	—	1.8	—	234.2
Comprehensive income attributable to ONEOK	$132.8	$600.4	$604.8	$565.0	$(1,725.4)	$177.6

Condensed Consolidating Balance Sheets

	June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$15.3	$—	$—	$—	$—	$15.3
Accounts receivable, net	—	—	—	934.7	—	934.7
Natural gas and natural gas liquids in storage	—	—	—	285.8	—	285.8
Other current assets	11.9	—	—	186.0	—	197.9
Total current assets	27.2	—	—	1,406.5	—	1,433.7
Property, plant and equipment
Property, plant and equipment	137.2	—	—	16,226.5	—	16,363.7
Accumulated depreciation and amortization	89.2	—	—	2,970.6	—	3,059.8
Net property, plant and equipment	48.0	—	—	13,255.9	—	13,303.9
Investments and other assets
Investments	5,872.9	3,243.0	8,795.0	795.4	(17,719.3)	987.0
Intercompany notes receivable	3,679.2	8,140.9	2,588.9	—	(14,409.0)	—
Other assets	233.0	—	—	1,006.9	(50.8)	1,189.1
Total investments and other assets	9,785.1	11,383.9	11,383.9	1,802.3	(32,179.1)	2,176.1
Total assets	$9,860.3	$11,383.9	$11,383.9	$16,464.7	$(32,179.1)	$16,913.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$925.0	$—	$7.7	$—	$932.7
Short-term borrowings	156.0	—	—	—	—	156.0
Accounts payable	6.2	—	—	1,021.3	—	1,027.5
Other current liabilities	71.2	85.0	—	299.7	—	455.9
Total current liabilities	233.4	1,010.0	—	1,328.7	—	2,572.1

Intercompany debt	—	—	8,140.9	6,268.1	(14,409.0)	—

Long-term debt, excluding current maturities	2,727.0	4,339.2	—	25.0	—	7,091.2

Deferred credits and other liabilities	235.0	—	—	227.7	(50.8)	411.9

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	6,664.9	6,034.7	3,243.0	8,441.6	(17,719.3)	6,664.9
Noncontrolling interests in consolidated subsidiaries	—	—	—	173.6	—	173.6
Total equity	6,664.9	6,034.7	3,243.0	8,615.2	(17,719.3)	6,838.5
Total liabilities and equity	$9,860.3	$11,383.9	$11,383.9	$16,464.7	$(32,179.1)	$16,913.7

	December 31, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries		Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$37.2	$—	$—	$—	$—		$37.2
Accounts receivable, net	—	—	—	1,203.0	—		1,203.0
Materials and supplies	—	—	—	90.3	—		90.3
Natural gas and natural gas liquids in storage	—	—	—	342.3	—		342.3
Other current assets	9.8	1.3	—	80.6	—		91.7
Total current assets	47.0	1.3	—	1,716.2	—	—	1,764.5
Property, plant and equipment
Property, plant and equipment	128.3	—	—	15,431.3	—		15,559.6
Accumulated depreciation and amortization	86.4	—	—	2,775.1	—		2,861.5
Net property, plant and equipment	41.9	—	—	12,656.2	—		12,698.1
Investments and other assets
Investments	5,752.1	3,133.7	8,058.4	803.0	(16,744.0)		1,003.2
Intercompany notes receivable	2,926.9	8,627.8	3,703.1	—	(15,257.8)		—
Other assets	416.9	0.2	—	1,007.4	(44.4)		1,380.1
Total investments and other assets	9,095.9	11,761.7	11,761.5	1,810.4	(32,046.2)		2,383.3
Total assets	$9,184.8	$11,763.0	$11,761.5	$16,182.8	$(32,046.2)		$16,845.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$425.0	$—	$7.7	$—		$432.7
Short-term borrowings	614.7	—	—	—	—		614.7
Accounts payable	12.0	—	—	1,128.6	—		1,140.6
Other current liabilities	65.9	85.0	—	328.4	—		479.3
Total current liabilities	692.6	510.0	—	1,464.7	—		2,667.3

Intercompany debt	—	—	8,627.8	6,630.0	(15,257.8)		—

Long-term debt, excluding current maturities	2,726.4	5,336.4	—	28.8	—		8,091.6

Deferred credits and other liabilities	237.9	—	—	208.1	(44.4)		401.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,527.9	5,916.6	3,133.7	7,693.7	(16,744.0)		5,527.9
Noncontrolling interests in consolidated subsidiaries	—	—	—	157.5	—		157.5
Total equity	5,527.9	5,916.6	3,133.7	7,851.2	(16,744.0)		5,685.4
Total liabilities and equity	$9,184.8	$11,763.0	$11,761.5	$16,182.8	$(32,046.2)		$16,845.9

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$669.2	$673.9	$32.4		$959.5	$(1,332.0)	$1,003.0
Investing activities
Capital expenditures	(10.1)	—	—		(605.3)	—	(615.4)
Contributions to unconsolidated affiliates	—	—	—		(0.3)	—	(0.3)
Other investing activities	—	—	6.4		7.9	—	14.3
Cash provided by (used in) investing activities	(10.1)	—	6.4		(597.7)	—	(601.4)
Financing activities
Dividends paid	(643.5)	(666.0)	(666.0)		—	1,332.0	(643.5)
Distributions to noncontrolling interests	—	—	—		(3.0)	—	(3.0)
Intercompany borrowings (advances), net	(748.0)	492.1	627.2		(371.3)	—	—
Borrowing (repayment) of short-term borrowings, net	(458.7)	—	—		—	—	(458.7)
Repayment of long-term debt	—	(500.0)	—		(3.8)	—	(503.8)
Issuance of common stock	1,186.7	—	—		—	—	1,186.7
Other, net	(17.5)	—	—		16.3	—	(1.2)
Cash used in financing activities	(681.0)	(673.9)	(38.8)	—	(361.8)	1,332.0	(423.5)
Change in cash and cash equivalents	(21.9)	—	—		—	—	(21.9)
Cash and cash equivalents at beginning of period	37.2	—	—		—	—	37.2
Cash and cash equivalents at end of period	$15.3	$—	$—		$—	$—	$15.3

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$355.0	$675.2	$28.2	$645.5	$(1,061.0)	$642.9
Investing activities
Capital expenditures	(0.1)	—	—	(195.1)	—	(195.2)
Other investing activities	—	—	6.7	4.8	—	11.5
Cash provided by (used in) investing activities	(0.1)	—	6.7	(190.3)	—	(183.7)
Financing activities
Dividends paid	(259.8)	(666.0)	(666.0)	—	1,332.0	(259.8)
Distributions to noncontrolling interests	—	—	—	(2.5)	(271.0)	(273.5)
Intercompany borrowings (advances), net	(27.1)	(166.1)	642.1	(448.9)	—	—
Borrowing (repayment) of short-term borrowings, net	—	164.1	—	—	—	164.1
Repayment of long-term debt	(0.1)	—	—	(3.8)	—	(3.9)
Issuance of common stock	10.8	—	—	—	—	10.8
Other, net	(6.2)	(7.2)	—	—	—	(13.4)
Cash used in financing activities	(282.4)	(675.2)	(23.9)	(455.2)	1,061.0	(375.7)
Change in cash and cash equivalents	72.5	—	11.0	—	—	83.5
Cash and cash equivalents at beginning of period	248.5	—	0.4	—	—	248.9
Cash and cash equivalents at end of period	$321.0	$—	$11.4	$—	$—	$332.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger Transaction - On June 30, 2017, we completed the acquisition of all of the outstanding common units of ONEOK Partners that we did not already own. Prior to June 30, 2017, we and our subsidiaries owned all of the general partner interest, which included incentive distribution rights, and a portion of the limited partner interest, which together represented a 41.2 percent ownership interest in ONEOK Partners. The earnings of ONEOK Partners that are attributed to its units held by the public during the six months ended June 30, 2017, are reported as “Net income attributable to noncontrolling interest” in our Consolidated Statement of Income. Our general partner incentive distribution rights effectively terminated at the closing of the Merger Transaction.

Business Update and Market Conditions - We operate primarily fee-based businesses in each of our three reportable segments, and we expect our consolidated earnings to be nearly 90 percent fee-based in 2018. Volumes increased across our asset footprint in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the first half of 2018, compared with the same period in 2017, as producers experienced improved drilling economics, continued improvements in production due to enhanced completion techniques and more efficient drilling rigs. In recent quarters, we have experienced wider NGL price differentials as available capacity between the Conway, Kansas, and Mont Belvieu, Texas, market centers tightened due to growing NGL supply from the Mid-Continent and Rocky Mountain regions, combined with increased demand from petrochemical companies completing expansion projects in the Gulf Coast and increased NGL exports to serve growing international demand, resulting in higher earnings from our Natural Gas Liquids segment’s optimization and marketing activities. Over time, we expect additional fee-based volumes provided by new NGL supply and ethane recovery to fill a portion of the capacity used currently to capture the price differentials between the Mid-Continent and Gulf Coast market centers.

We are connected to supply in growing basins and have significant basin diversification across our asset footprint, including the Williston, DJ, Permian and Powder River Basins and the STACK and SCOOP areas. Across this footprint, there was an increase in producer activity and demand for ethane from petrochemical companies and NGL exporters in the Gulf Coast in 2017 and the first half of 2018, which we expect to continue throughout the remainder of 2018 and into 2019. In addition, we are connected to major market centers for natural gas and NGL products. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk. Our exposure to volumetric risk can result from declining well productivity, reduced drilling activity, severe weather disruptions, operational outages, ethane rejection and competition for supply.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in this region, which includes the Williston, DJ and Powder River Basins. In our Natural Gas Gathering and Processing segment, our completed capital-growth projects have increased our gathering and processing capacity to approximately 1.0 Bcf/d in the Williston Basin and allow us to capture additional natural gas from the approximately 1 million acres dedicated to us in the core of this basin and approximately 3 million acres throughout the entire basin. With continued volume growth expected due to improved drilling economics and producer efficiencies, we announced plans to construct the 200 MMcf/d Demicks Lake natural gas processing plant in the core of the Williston Basin, which is expected to provide services necessary to help producers meet natural gas capture targets, while adding incremental NGLs to our NGL gathering system and supplying natural gas to our 50 percent-owned Northern Border Pipeline. In addition, we expanded our existing Bear Creek natural gas processing plant in the Williston Basin to 130 MMcf/d from 80 MMcf/d. In our Natural Gas Liquids segment, the volume growth in this region has resulted in our existing Bakken NGL Pipeline and the Overland Pass Pipeline, of which we own 50 percent, operating at full capacity. We also announced plans to construct the Elk Creek pipeline, which is expected to strengthen our position in the high-production areas of the Williston, DJ and Powder River Basins and provide needed infrastructure to transport NGLs out of the region. We expect the southern section of the Elk Creek pipeline to be in service as early as the third quarter 2019, which would allow NGL production from the Powder River Basin to flow on this section of pipeline before the entire project is complete.

STACK and SCOOP - As producers continue to develop the STACK and SCOOP areas, we expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the Mid-Continent region. We anticipate NGL supply growth will continue to support increased demand as petrochemical companies complete their expansion projects and exports increase. In our Natural Gas Gathering and Processing segment, we have more than 300,000 acres dedicated to us in the STACK and SCOOP areas and are responding to producers’ needs by constructing the 200 MMcf/d expansion of our Canadian Valley natural gas processing plant, which will increase our capacity to 1.1 Bcf/d in Oklahoma. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas. We are expanding our NGL gathering system in the Mid-Continent region, expanding our existing Sterling III pipeline and constructing the 400,000 bpd Arbuckle II pipeline. The Arbuckle II pipeline will transport NGLs originating across our supply basins to Mont Belvieu, Texas. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d. In the first quarter 2018, we completed the 100 MMcf/d expansion of our ONEOK Gas Transportation pipeline to provide increased westbound transportation services from the STACK and SCOOP areas. In June 2018, we announced two additional expansion projects to our ONEOK Gas Transportation pipeline. The projects include an eastbound expansion of 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma and a westbound expansion of 100 MMcf/d expandable to 300 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma. These projects are expected to be completed by the end of the first quarter 2019.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through the West Texas LPG pipeline system, which is being extended into the core of the Delaware Basin through construction of an approximately 120-mile pipeline lateral and related infrastructure. This project positions the West Texas LPG pipeline for significant future NGL volume growth. In our Natural Gas Pipelines segment, our Roadrunner joint venture and our WesTex pipeline are well-positioned to serve growth in the Permian Basin. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our completed WesTex intrastate natural gas pipeline expansion project, creates future opportunities for us to deliver natural gas supply to Mexico and transport natural gas to other markets in the region. In June 2018, we announced the expansion of our WesTex Transmission system by 150 MMcf/d expandable to 450 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. We also announced an expansion project to make Roadrunner bidirectional, which will result in approximately 750 MMcf/d of eastbound transportation capacity from the Delaware Basin to the Waha area. Both projects are expected to be completed in the first quarter 2019.

Gulf Coast - Demand for NGLs is expected to grow at the NGL market center in Mont Belvieu, Texas, as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities are completed. We expect increased NGL supply across our operating footprint and construction of our Sterling III and West Texas LPG pipeline expansions, Elk Creek pipeline and Arbuckle II pipeline projects to result in higher NGL deliveries to Mont Belvieu, Texas. We have significant NGL fractionation and storage assets in this area, and additional capacity is needed to accommodate expected volume growth. To respond to this need, we announced plans to construct the 125 MBbl/d MB-4 fractionator and related infrastructure in Mont Belvieu, Texas, which includes additional NGL storage capacity. Following the completion of MB-4, we expect our total NGL fractionation capacity to be 965 MBbl/d.

Ethane Opportunity - NGL demand, particularly for ethane, has increased as exports have increased and petrochemical companies complete ethylene production projects and plant expansions. Ethane volumes across our system increased 60 MBbl/d to 370 MBbl/d in the second quarter of 2018, compared with 310 MBbl/d in the same period in the prior year. In the second quarter of 2018, ethane rejection levels across our system averaged more than 140 MBbl/d, primarily due to system constraints. Our NGL pipeline and fractionation capital-growth projects are expected to alleviate most of those constraints. Until our projects are completed, we expect the amount of ethane rejected to continue to fluctuate as NGL supply continues to increase, processing plants are constructed or modified to increase ethane recoveries, petrochemical companies complete expansion projects and exports increase.

Acquisition of Noncontrolling Interest - On July 31, 2018, we acquired the remaining 20 percent interest in WTLPG that we did not already own for $195 million with cash on hand. As the sole owner of the West Texas LPG pipeline system, we expect to more effectively integrate it into the rest of our extensive NGL system, positioning us for future expansion opportunities in the Permian Basin.

Growth Projects - Increased producer activity and supply growth across our assets have increased demand for midstream infrastructure. We are responding to this growing demand by constructing assets to meet the needs of natural gas processors and producers across our asset footprint, including the Williston, DJ, Permian and Powder River Basins and the STACK and SCOOP areas. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from exports and power plants, some of which were previously fueled by coal. Since June 2017, we have announced approximately $4.3 billion of additional capital-growth projects supported by a combination of long-term primarily fee-based contracts, minimum volume commitments and acreage dedications to serve the expected growth and needs of natural gas processors and producers. We expect these growth projects to provide long-term fee-based earnings and incremental cash flows. We have contracted a substantial amount of the steel required for our pipeline projects from vendors located predominately in the United States. In addition to our large growth projects discussed below, in June 2018, we announced plans to expand our natural gas pipeline infrastructure in the Permian Basin and Oklahoma by up to a total of 1.7 Bcf/d to provide additional natural gas takeaway capacity in these regions. Our announced large capital-growth projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Completion Date
Natural Gas Gathering and Processing		(In millions)
Additional STACK processing capacity	200 MMcf/d processing capacity through long-term processing services agreement	$40	December 2017
	30-mile natural gas gathering pipeline
Canadian Valley expansion and related infrastructure	200 MMcf/d processing plant expansion in the STACK area and related gathering infrastructure	160	Fourth Quarter 2018
	Increases capacity to more than 400 MMcf/d
	20 MBbl/d additional NGL volume
	Supported by acreage dedications, long-term primarily fee-based contracts and minimum volume commitments
Demicks Lake plant and related infrastructure	200 MMcf/d processing plant and related infrastructure in the core of the Williston Basin	400	Fourth Quarter 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Total Natural Gas Gathering and Processing		$600
Natural Gas Liquids
West Texas LPG pipeline expansion	120-mile pipeline lateral extension with capacity of 110 MBbl/d in the Permian Basin	$200 (b)	Third Quarter 2018
	Supported by long-term dedicated NGL production from two planned third-party natural gas processing plants
Sterling III pipeline expansion and Arbuckle connection	60 MBbl/d NGL pipeline expansion	130	Fourth Quarter 2018
	Increases capacity to 250 MBbl/d
	Includes additional NGL gathering system expansions
	Supported by long-term third-party contract
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region with initial capacity of 240 MBbl/d, and related infrastructure	1,400	Fourth Quarter 2019 (c)
	Anchored by long-term contracts supported primarily by minimum volume commitments
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to 400 MBbl/d, and related infrastructure	1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1,000 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	575	First Quarter 2020
	Fully contracted with long-term contracts
Total Natural Gas Liquids		$3,665
Total		$4,265
(a) - Excludes capitalized interest/AFUDC.
(b) - Reflects total project cost. In July 2018, we acquired the remaining 20 percent interest in WTLPG.
(c) - We expect the southern section of the pipeline to be in service as early as the third quarter 2019.

Debt Issuances - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028 and $450 million, 5.20 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.23 billion. The proceeds will be used for general corporate purposes, which may include repayment of existing indebtedness and funding capital expenditures.

Equity Issuances - In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness. We have satisfied our expected equity financing needs for our announced capital projects through the remainder of 2018 and well into 2019.

Dividends - In February 2018 and May 2018, we paid quarterly dividends of $0.77 per share ($3.08 per share on an annualized basis) and $0.795 per share ($3.18 per share on an annualized basis), respectively. We declared a quarterly dividend of $0.825 per share ($3.30 per share on an annualized basis) in July 2018. The quarterly dividend will be paid August 14, 2018, to shareholders of record at the close of business on August 6, 2018. We expect 85 to 95 percent of our 2018 dividend payments to investors to be a return of capital. Our dividend growth is due to the increase in cash flows resulting from the Merger Transaction and the continued growth of our operations.

FERC Action - The Tax Cuts and Jobs Act made extensive changes to the U.S. tax laws and includes provisions that reduce the U.S. corporate tax rate to 21 percent from 35 percent, increase expensing for capital investment, and limit the interest deduction and use of net operating losses to offset future taxable income. The Tax Cuts and Jobs Act may reduce future tariff rates charged on our regulated pipelines. The rates charged to our customers have generally been established through shipper specific negotiation, discounts and negotiated settlements, which do not ascribe any specific cost of service elements. We expect future tariff rate changes, if any, related to the change in the U.S. corporate tax rate to be established prospectively over time on a similar negotiated basis. In July 2018, the FERC issued a final rule on the impact of the Tax Cuts and Jobs Act on FERC-regulated rates for natural gas pipelines, which indicated that a reduction in rates, if any, related to the decrease in the corporate tax rate would be prospective only. We do not expect the impact of this final rule to materially affect us.

The July 2018 final rule,which incorporates the Order on Rehearing on the Commission’s Policy for Recovery of Income Tax Costs, made adjustments to the FERC’s March 2018 revised policy statement for master limited partnerships, which no longer allows interstate natural gas and oil pipelines owned by master limited partnerships to recover an income tax allowance in cost of service rates. The final rule clarified that a master limited partnership with a C-corporation parent is eligible for an income tax allowance. We do not expect this FERC action to be material to our results of operations, as we are organized as a C-corporation. Further, regardless of organizational structure, we do not expect this FERC action to materially affect us, as the rates charged to our customers have generally been established through shipper specific negotiation, discounts and negotiated settlements, which do not ascribe any specific cost of service elements.

The FERC allows regulated NGL pipelines an annual index adjustment to tariff rates, which is intended to allow recovery of changes in costs without a complicated cost of service filing. The FERC is expected to evaluate how best to incorporate the effects of new tax policies in its next calculation of the rate index in 2020 for indexing effective July 2021. We do not expect to be materially impacted by any such change in the index calculation, as our regulated NGL pipeline revenues are primarily under negotiated agreements.

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

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,675.3	$2,161.0	$5,495.3	$4,377.7	$514.3	24%	$1,117.6	26%
Services	285.3	564.8	567.3	1,097.7	(279.5)	(49%)	(530.4)	(48%)
Total revenues	2,960.6	2,725.8	6,062.6	5,475.4	234.8	9%	587.2	11%
Cost of sales and fuel (exclusive of items shown separately below)	2,175.8	2,091.0	4,543.8	4,234.9	84.8	4%	308.9	7%
Operating costs	230.2	215.1	440.4	404.2	15.1	7%	36.2	9%
Depreciation and amortization	106.3	100.8	210.5	200.3	5.5	5%	10.2	5%
Gain on sale of assets	(0.1)	(0.6)	(0.2)	(0.6)	(0.5)	(83%)	(0.4)	(67%)
Operating income	$448.4	$319.5	$868.1	$636.6	$128.9	40%	$231.5	36%
Equity in net earnings from investments	$36.6	$39.4	$76.8	$78.9	$(2.8)	(7%)	$(2.1)	(3%)
Interest expense, net of capitalized interest	$(113.5)	$(118.5)	$(229.2)	$(234.9)	$(5.0)	(4%)	$(5.7)	(2%)
Net income	$282.2	$176.0	$548.2	$362.2	$106.2	60%	$186.0	51%
Adjusted EBITDA	$601.8	$462.3	$1,172.2	$921.9	$139.5	30%	$250.3	27%
Capital expenditures	$350.9	$82.5	$615.4	$195.2	$268.4	*	$420.2	*
* Percentage change is greater than 100 percent
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices, sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to higher earnings resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment; volume growth in the Mid-Continent region, primarily the STACK and SCOOP areas, and the Permian Basin in our Natural Gas Liquids segment; higher optimization and marketing earnings due primarily to wider location price differentials; the sale of purity NGL inventory previously held in our Natural Gas Liquids segment; and lower costs due to Merger Transaction costs of $22.8 million and $29.5 million incurred in the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the increases in operating income and adjusted EBITDA were offset partially by higher operating costs related to employee-related costs associated with labor and benefits in all three of our segments; materials, supplies and outside services costs in our Natural Gas Gathering and Processing segment related to the growth of our operations; and ad valorem taxes in our Natural Gas Liquids segment.

The increases in operating income for the three and six months ended June 30, 2018, were also offset partially by higher noncash share-based compensation expense associated with the increase in our share price in 2018 and higher depreciation expense in the three and six months ended June 30, 2018, compared with the same periods in 2017, due to capital-growth projects placed in service.

Capital expenditures increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to spending on our recently announced capital-growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. In order for the natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The separated NGLs are sold and delivered through natural gas liquids pipelines to fractionation facilities for further processing.

Demand for gathering and processing services is dependent on natural gas production by producers, which is driven by natural gas, crude oil and NGL prices; producer firm commitments to transportation pipelines; and the demand for each of these products from end users. We generally contract with crude oil and natural gas producers who have proven reserves or are currently producing natural gas in areas within our existing infrastructure and need gathering and processing services.

The Rocky Mountain region includes the Williston Basin and the Powder River Basin. The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and is an active drilling region. Our completed capital-growth projects in the Williston Basin since 2016 have increased our processing capacity to approximately 1.0 Bcf/d and allow us to capture increased natural gas production from new wells and previously flared natural gas production. Demand for our gathering and processing services in the Williston Basin has remained strong in both high and low commodity price environments. Requirements in North Dakota for producers to reduce natural gas flaring have increased the need for our services to gather and process natural gas, and we are responding by constructing the recently announced Demicks Lake natural gas processing plant and related infrastructure. In the Williston Basin, we have approximately 125 MMcf/d of available capacity and are adding additional compression to utilize this capacity. Upon completion of the Demicks Lake plant, we will have approximately 1.2 Bcf/d of processing capacity in this basin. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the southeast portion of Wyoming.

The Mid-Continent is an active drilling region and includes the oil-producing, NGL-rich STACK and SCOOP areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. As producers continue to develop the STACK and SCOOP areas, we expect increased demand for our services. We have approximately 60 MMcf/d of available processing capacity in Oklahoma. We are responding to producers’ needs by constructing the 200 MMcf/d expansion of our Canadian Valley natural gas processing plant, which will increase our processing capacity to 1.1 Bcf/d in Oklahoma.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP contracts. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2018 and 2019. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP areas, which helps to mitigate volumetric risk.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$392.2	$233.8	$755.0	$479.3	$158.4	68%	$275.7	58%
Condensate sales	55.6	21.9	106.0	40.9	33.7	*	65.1	*
Residue natural gas sales	208.6	215.8	463.6	426.3	(7.2)	(3%)	37.3	9%
Gathering, compression, dehydration and processing fees and other revenue	44.5	214.3	84.3	400.6	(169.8)	(79%)	(316.3)	(79%)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(443.0)	(488.9)	(935.6)	(977.3)	(45.9)	(9%)	(41.7)	(4%)
Operating costs, excluding noncash compensation expense	(89.0)	(72.7)	(174.5)	(144.0)	16.3	22%	30.5	21%
Equity in net earnings (loss) from investments	(0.8)	3.8	0.9	6.4	(4.6)	*	(5.5)	(86%)
Other	(1.2)	0.3	(2.3)	—	(1.5)	*	(2.3)	*
Adjusted EBITDA	$166.9	$128.3	$297.4	$232.2	$38.6	30%	$65.2	28%
Capital expenditures	$108.8	$37.0	$220.6	$100.2	$71.8	*	$120.4	*
* Percentage change is greater than 100 percent or is not meaningful.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both commodity sales and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $38.6 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $47.9 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines;

•	an increase of $8.2 million due to contract settlements; and

•	an increase of $4.9 million due primarily to higher realized NGL and condensate prices; offset partially by

•
an increase of $16.3 million in operating costs due primarily to increased materials and supplies and outside services related to the growth of our operations and higher employee-related costs associated with labor and benefits; and

•	a decrease of $4.6 million due primarily to lower equity in net earnings from investments related to our Powder River Basin equity investments.

Adjusted EBITDA increased $65.2 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $89.0 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines;

•	an increase of $8.2 million due to contract settlements; and

•	an increase of $6.3 million due primarily to higher realized NGL and condensate prices; offset partially by

•
an increase of $30.5 million in operating costs due primarily to increased materials and supplies and outside services related to the growth of our operations and higher employee-related costs associated with labor and benefits; and

•	a decrease of $5.5 million due primarily to lower equity in net earnings from investments related to our Powder River Basin equity investments.

Capital expenditures increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to previously announced capital-growth projects and increased well connections.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2018	2017	2018	2017
Natural gas gathered (BBtu/d)	2,505	2,175	2,483	2,080
Natural gas processed (BBtu/d) (b)	2,365	1,992	2,325	1,928
NGL sales (MBbl/d)	197	186	195	179
Residue natural gas sales (BBtu/d)	1,028	859	996	826
Average contractual fee rate ($/MMBtu)	$0.89	$0.87	$0.89	$0.85
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

Our natural gas gathered and processed volumes increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to the following:

•	producers focusing their drilling and completion in the most productive areas with favorable economics where we have significant gathering and processing assets; and

•	continued producer improvements in production due to enhanced completion techniques and more efficient drilling rigs; offset partially by

•	natural production declines.

We expect our natural gas volumes to continue to increase in the remainder of 2018 and into 2019 due to the production and expansion activities discussed above.

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

In many of our exchange services contracts, we purchase the unfractionated NGLs at the tailgate of the processing plant and deduct contractual fees related to the transportation and fractionation services we must perform before we can sell them as NGL products. Upon adoption of Topic 606 in January 2018, the contractual fees we charge are now recorded as a reduction to the commodity purchase price in cost of sales and fuel. To the extent we hold unfractionated NGLs in inventory, the related contractual fees previously recorded in services revenue when NGLs were received on our system will not be recognized until the unfractionated inventory is fractionated and sold.

For the past several years, supply growth from the development of NGL-rich areas and capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in relatively narrow NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. In recent quarters, we have experienced wider NGL price differentials as available capacity between the Conway, Kansas, and Mont Belvieu, Texas, market centers tightened due to growing NGL supply from the Mid-Continent and Rocky Mountain regions combined with increased demand from petrochemical companies completing expansion projects in the Gulf Coast and increased exports to serve growing international demand, resulting in higher earnings from our optimization and marketing activities. We expect NGL price differentials to fluctuate more widely as NGL pipeline and fractionation infrastructure projects are completed and supply growth and market demand find equilibrium. During the three and six months ended June 30, 2018, we experienced an increase in our unfractionated NGL inventory. The contractual fees associated with those barrels are reflected in the cost of our inventory and will not be recognized in earnings until the inventory is fractionated and sold.

NGL demand, particularly for ethane, has increased as exports have increased and petrochemical companies complete ethylene production projects and plant expansions. Ethane volumes across our system increased 60 MBbl/d to 370 MBbl/d in the second quarter of 2018, compared with 310 MBbl/d in the same period in the prior year. In the second quarter of 2018, ethane rejection levels across our system averaged more than 140 MBbl/d, primarily due to system constraints. Our NGL pipeline and fractionation capital-growth projects are expected to alleviate most of those constraints. Until our projects are completed, we expect the amount of ethane rejected to continue to fluctuate as NGL supply continues to increase, processing plants are constructed or modified to increase ethane recoveries, petrochemical companies complete expansion projects and exports increase.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into the Permian Basin. Crude oil, natural gas and NGL production from this increased activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.

Our Natural Gas Liquids segment invests in NGL-related projects to transport, fractionate and store NGL supply from shale and other resource development areas across our asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

We continue to evaluate opportunities to increase the capacity of our gathering and fractionation assets or construct new assets to connect supply growth from the Williston Basin, Mid-Continent region and Permian Basin with end-use markets.

We connected two third-party natural gas processing plants to our NGL system in the second quarter 2018 and one third-party natural gas processing plant was expanded in the first quarter 2018, all in the STACK and SCOOP areas of the Mid-Continent region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,469.5	$1,949.3	$5,022.3	$3,957.3	$520.2	27%	$1,065.0	27%
Exchange service revenues and other	99.4	356.4	185.6	689.7	(257.0)	(72%)	(504.1)	(73%)
Transportation and storage revenues	45.0	44.0	98.5	94.7	1.0	2%	3.8	4%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,183.5)	(2,003.6)	(4,464.6)	(4,052.3)	179.9	9%	412.3	10%
Operating costs, excluding noncash compensation expense	(93.1)	(87.0)	(177.6)	(165.4)	6.1	7%	12.2	7%
Equity in net earnings from investments	16.6	15.1	33.0	28.8	1.5	10%	4.2	15%
Other	(1.8)	(0.9)	(3.1)	(1.3)	(0.9)	100%	(1.8)	*
Adjusted EBITDA	$352.1	$273.3	$694.1	$551.5	$78.8	29%	$142.6	26%
Capital expenditures	$216.9	$12.3	$341.9	$32.8	$204.6	*	$309.1	*
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both commodity sales and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $78.8 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $48.7 million in optimization and marketing due primarily to wider location price differentials and the sale of purity NGL inventory previously held; and

•
an increase of $38.2 million in exchange services due to increased volumes, including higher ethane recovery in the Mid-Continent region, primarily in the STACK and SCOOP areas, and increased volumes in the Permian Basin, offset partially by timing of earnings associated with higher unfractionated NGL inventory levels and lower volumes in the Barnett Shale; offset partially by

•	an increase of $6.1 million in operating costs due primarily to ad valorem taxes and higher employee-related costs associated with labor and benefits.

Adjusted EBITDA increased $142.6 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•
an increase of $81.6 million in exchange services due to increased volumes, including higher ethane recovery in the Mid-Continent region, primarily in the STACK and SCOOP areas, and increased volumes in the Williston and Permian

Basins, offset partially by timing of earnings associated with higher unfractionated NGL inventory levels, lower volumes in the Barnett Shale and the impact of severe winter weather in the first quarter 2018;

•	an increase of $73.6 million in optimization and marketing due primarily to wider location price differentials and the sale of purity NGL inventory previously held; and

•	an increase of $4.2 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline; offset partially by

•	an increase of $12.2 million in operating costs due primarily to higher employee-related costs associated with labor and benefits, timing of routine maintenance projects and ad valorem taxes.

Capital expenditures increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to our recently announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2018	2017	2018	2017
NGLs transported-gathering lines (MBbl/d) (a)	903	807	879	785
NGLs fractionated (MBbl/d) (b)	696	622	694	598
NGLs transported-distribution lines (MBbl/d) (a)	550	566	573	554
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.16	$0.04	$0.12	$0.03
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due to increased volumes, including higher ethane recovery in the Mid-Continent region, primarily in the STACK and SCOOP areas, with NGLs transported on gathering lines also impacted by increased volumes in the Permian Basin. These increases were offset partially by lower volumes from the Barnett Shale. The six months ended June 30, 2018, compared to the same period in 2017, was also impacted by increased volumes in the Williston Basin, offset partially by the impact of severe winter weather in the first quarter 2018. While overall NGL volumes, including ethane, across our system increased, a portion of the contractual fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

In June 2018, we announced plans to expand our natural gas pipeline infrastructure in Oklahoma and the Permian Basin by up to a total of 1.7 Bcf/d to provide additional natural gas takeaway capacity in these regions. The projects include an eastbound expansion of our ONEOK Gas Transportation system by 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma, a westbound expansion of our ONEOK Gas Transportation system by 100 MMcf/d expandable to 300 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma, and an expansion of our WesTex Transmission system by 150 MMcf/d expandable to 450 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. Additionally, we announced an expansion project on our Roadrunner joint venture to make the pipeline bidirectional, which will result in approximately 750 MMcf/d of eastbound transportation capacity from the Delaware Basin to the Waha area. These projects are expected to be completed by the end of the first quarter 2019.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$79.1	$78.8	$160.9	$160.9	$0.3	—%	$—	—%
Storage revenues	14.2	15.1	30.7	29.3	(0.9)	(6%)	1.4	5%
Residue natural gas sales and other revenues	6.5	3.9	18.1	14.5	2.6	67%	3.6	25%
Cost of sales and fuel (exclusive of depreciation and and operating costs)	(2.6)	(6.8)	(8.1)	(23.4)	(4.2)	(62%)	(15.3)	(65%)
Operating costs, excluding noncash compensation expense	(32.9)	(30.7)	(64.7)	(62.2)	2.2	7%	2.5	4%
Equity in net earnings from investments	20.8	20.5	42.9	43.7	0.3	1%	(0.8)	(2%)
Other	0.3	(0.1)	(0.8)	0.8	0.4	*	(1.6)	*
Adjusted EBITDA	$85.4	$80.7	$179.0	$163.6	$4.7	6%	$15.4	9%
Capital expenditures	$20.5	$26.8	$40.4	$51.9	$(6.3)	(24%)	$(11.5)	(22%)
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

As a result of the adoption of Topic 606, we recorded retained fuel charges as a reduction to cost of sales and fuel that would have been recorded as transportation or storage revenue prior to adoption and therefore the impact is offset between these line items.

Adjusted EBITDA increased $4.7 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $6.7 million from transportation services due primarily to increased interruptible transportation volumes; and

•	an increase of $1.1 million from natural gas storage services due primarily to higher incremental storage services; offset partially by

•	an increase of $2.2 million in operating costs due primarily to employee-related costs associated with labor and benefits.

Adjusted EBITDA increased $15.4 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $11.5 million from transportation services due primarily to increased interruptible transportation volumes;

•	an increase of $5.9 million from natural gas storage services due primarily to higher incremental storage services and park-and-loan activity; and

•	an increase of $2.6 million from net retained fuel due primarily to higher natural gas volumes retained; offset partially by

•	an increase of $2.5 million in operating costs due primarily to employee-related costs associated with labor and benefits.

Capital expenditures decreased for the three and six months ended June 30, 2018, compared with the same periods in 2017, due primarily to timing of maintenance projects and the completion of capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2018	2017	2018	2017
Natural gas transportation capacity contracted (MDth/d)	6,650	6,452	6,714	6,604
Transportation capacity subscribed	93%	93%	94%	95%
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

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered tariff rate reductions beginning January 1, 2018, that will reduce tariff rates 12.5 percent by January 2020 compared with previous tariff rates and requires new tariff rates to be established by January 2024. We do not expect the impact of lower tariff rates on Northern Border Pipeline’s equity earnings and cash distributions to be material to us.

In March 2018, the FERC initiated a review of Midwestern Gas Transmission Company’s rates pursuant to Section 5 of the Natural Gas Act. The review is currently in process, and while the ultimate outcome cannot be predicted, it could result in a future reduction of tariff rates. We do not expect the ultimate outcome to impact materially our results of operations.

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

A reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$282,179	$175,991	$548,228	$362,176
Add:
Interest expense, net of capitalized interest	113,496	118,473	229,221	234,935
Depreciation and amortization	106,288	100,849	210,525	200,268
Income taxes	87,531	43,844	163,302	98,785
Noncash compensation expense	12,140	3,260	21,366	4,907
Other noncash items and equity AFUDC (a)	201	19,912	(471)	20,870
Adjusted EBITDA	$601,835	$462,329	$1,172,171	$921,941
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$166,866	$128,261	$297,417	$232,228
Natural Gas Liquids	352,061	273,309	694,140	551,538
Natural Gas Pipelines	85,366	80,660	178,991	163,618
Other (b)	(2,458)	(19,901)	1,623	(25,443)
Adjusted EBITDA	$601,835	$462,329	$1,172,171	$921,941
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

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows related to i) capital expenditures and ii) dividends paid to shareholders to increase due to our announced capital-growth projects and the increase in the number of shares outstanding as a result of the closing of the Merger Transaction, our recent equity issuances and higher anticipated dividends per share, subject to board of directors’ approval.

We expect our sources of cash inflow to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate. We may access the capital markets to issue debt or equity securities as we consider prudent to provide liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. However, with $1.6 billion of equity issued in 2017 and January 2018, we have satisfied our expected equity financing needs for our announced capital projects through the remainder of 2018 and well into 2019. Our $1.25 billion notes offering completed in July 2018 provides additional liquidity to fund capital expenditures and repay existing indebtedness. We expect to continue to fund capital-growth projects with cash from operations, short-term borrowings and long-term debt.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. For additional information on our interest rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

At June 30, 2018, we had $15.3 million of cash and cash equivalents and $2.3 billion of borrowing capacity under our $2.5 Billion Credit Agreement, and we were in compliance with all covenants of our $2.5 Billion Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $1.1 billion and $0.9 billion as of June 30, 2018, and December 31, 2017, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2018, was driven primarily by current maturities of long-term debt, with December 31, 2017, also impacted by short-term borrowings. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, may also contribute to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

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

Debt issuances and upcoming maturities - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028, and $450 million, 5.20 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $1.23 billion. The proceeds will be used for general corporate purposes, which may include repayment of existing indebtedness and funding capital expenditures.

We expect to use cash on hand to repay the $425 million, 3.2 percent senior notes in August 2018.

Repayments - In January 2018, we repaid the remaining $500 million balance outstanding on the Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings.

For additional information on our long-term debt, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity issuances - In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness. We have satisfied our expected equity financing needs for our announced capital projects through the remainder of 2018 and well into 2019.

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the three and six months ended June 30, 2018, no shares were sold through our “at-the-market” equity program.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $615.4 million and $195.2 million for the six months ended June 30, 2018 and 2017, respectively.

We expect our total 2018 growth capital expenditures to range from $2.0 billion to $2.3 billion and our maintenance capital expenditures to range from $160.0 million to $180.0 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of July 23, 2018, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa3	Stable
S&P	BBB	Stable

Our commercial paper program is rated Prime-3 by Moody’s and A-2 by S&P.

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program, and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2023. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement. We do not expect a downgrade in our credit rating to have a material impact on our results of operations.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2018 and May 2018 were $0.77 per share and $0.795 per share, respectively. A dividend of $0.825 per share was declared for the shareholders of record at the close of business on August 6, 2018, payable August 14, 2018.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. We paid dividends for the Series E Preferred Stock of $0.3 million each in February 2018 and May 2018. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2018.

In 2018, we expect our cash flows from operations to continue to sufficiently fund our cash dividends. For the three and six months ended June 30, 2018 and 2017, cash dividends paid were sufficiently funded by cash flows from operations.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2018 vs. 2017
	June 30,		Favorable (Unfavorable)
	2018	2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,003.0	$642.9	$360.1
Investing activities	(601.4)	(183.7)	(417.7)
Financing activities	(423.5)	(375.7)	(47.8)
Change in cash and cash equivalents	(21.9)	83.5	(105.4)
Cash and cash equivalents at beginning of period	37.2	248.9	(211.7)
Cash and cash equivalents at end of period	$15.3	$332.4	$(317.1)

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities and changes in our operating assets and liabilities. Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows. Our operating cash flows can also be impacted by changes in our natural gas and NGL inventory balances, which are driven primarily by commodity prices, supply, demand and the operation of our assets.

Cash flows from operating activities, before changes in operating assets and liabilities, increased to $938.0 million for the six months ended June 30, 2018, compared with $679.8 million for the same period in 2017. This increase is due primarily to higher earnings resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher optimization and marketing earnings due primarily to wider location price differentials and the sale of NGL inventory previously held in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows $65.0 million for the six months ended June 30, 2018, compared with a decrease of $36.9 million for the same period in 2017. This change is due primarily to the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices, and the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2018, increased $417.7 million compared with the same period in 2017, due primarily to increased capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2018, increased $47.8 million compared with the same period in 2017, due primarily to repayment of short-term borrowings and long-term debt and increased dividends, offset partially by the issuance of common stock through an underwritten public offering in January 2018.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Regulatory - See discussion regarding FERC developments under “Regulatory” in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.66	/ gallon	80%
Condensate (MBbl/d) - WTI-NYMEX	2.3	$53.20	/ Bbl	82%
Natural gas (BBtu/d) - NYMEX and basis	67.1	$2.79	/ MMBtu	85%

	Year Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.2	$0.71	/ gallon	71%
Condensate (MBbl/d) - WTI-NYMEX	2.2	$56.90	/ Bbl	65%
Natural gas (BBtu/d) - NYMEX and basis	32.0	$2.28	/MMBtu	41%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2018. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the six months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.9 million and $2.9 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.2 million and $0.6 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.5 million and $1.7 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2018, and December 31, 2017, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $1.3 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2017, we had interest-rate swaps with a notional amount totaling $500 million to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges. At June 30, 2018, we had derivative assets of $29.6 million and derivative liabilities of $5.3 million related to these interest-rate swaps. At December 31, 2017, we had derivative assets of $50.0 million related to these interest-rate swaps.

In the first half of 2018, we entered into $1.5 billion of forward-starting interest-rate swaps and treasury lock contracts to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.0 billion of our forward-starting interest rate swaps and treasury lock contracts related to our underwritten public offering of $1.25 billion senior unsecured notes completed in July 2018, and the remaining $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Customer concentration - For the six months ended June 30, 2018, no single customer represented more than 10 percent of our consolidated revenues.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under POP with fee contracts, as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. For the six months ended June 30, 2018 and 2017, approximately 90 percent and 99 percent, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We earn sales revenue on the downstream sales of NGL products. For the six months ended June 30, 2018 and 2017, approximately 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers and marketing companies. For the six months ended June 30, 2018 and 2017, approximately 85 percent of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55 percent Notes due 2028 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed July 2, 2018 (File No. 1-13643)).

4.2
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20 percent Notes due 2048 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed July 2, 2018 (File No. 1-13643)).

10.1	The ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.2
Extension Agreement, dated as of June 18, 2018, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed June 18, 2018 (File No. 1-13643)).

10.3
Underwriting Agreement, dated June 19, 2018, between ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed June 20, 2018 (File No. 1-13643)).

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Balance Sheets at June 30, 2018, and December 31, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (vi) Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 1, 2018	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)