Form 10-Q
period 2018-09-30
ONEOK INC /NEW/
filed 2018-10-31
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018.
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
Yes X  No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes __ No X

On October 22, 2018, the Company had 411,361,477 shares of common stock outstanding.

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

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, posted on our social media accounts, and any corresponding applications, are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2017
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Foundation	ONEOK Foundation, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Transaction	The transaction, effective June 30, 2017, in which ONEOK acquired all of ONEOK Partners’ outstanding common units not already directly or indirectly owned by ONEOK
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
OPIS	Oil Price Information Service
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent-owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma

Tax Cuts and Jobs Act	H.R. 1, the tax reform bill, signed into law on December 22, 2017
Term Loan Agreement	The senior unsecured three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
Topic 606	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”
West Texas LPG	West Texas LPG pipeline and Mesquite pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$3,083,625	$2,322,534	$8,578,891	$6,700,260
Services	310,265	583,832	877,605	1,681,489
Total revenues	3,393,890	2,906,366	9,456,496	8,381,749
Cost of sales and fuel (exclusive of items shown separately below)	2,560,765	2,229,416	7,104,609	6,464,281
Operations and maintenance	206,247	179,693	589,465	532,529
Depreciation and amortization	107,383	102,298	317,908	302,566
Impairment of long-lived assets	—	15,970	—	15,970
General taxes	24,124	24,641	81,263	76,098
Gain on sale of assets	(163)	(274)	(348)	(904)
Operating income	495,534	354,622	1,363,599	991,209
Equity in net earnings from investments (Note I)	39,313	40,058	116,070	118,985
Impairment of equity investments (Note I)	—	(4,270)	—	(4,270)
Allowance for equity funds used during construction	2,294	40	3,328	75
Other income	5,072	3,296	7,667	11,670
Other expense	(3,404)	(3,554)	(11,104)	(31,581)
Interest expense (net of capitalized interest of $8,326, $1,068, $15,498, and $4,254, respectively)	(121,910)	(126,533)	(351,131)	(361,468)
Income before income taxes	416,899	263,659	1,128,429	724,620
Income taxes	(102,983)	(97,128)	(266,285)	(195,913)
Net income	313,916	166,531	862,144	528,707
Less: Net income attributable to noncontrolling interests	657	789	3,329	203,911
Net income attributable to ONEOK	313,259	165,742	858,815	324,796
Less: Preferred stock dividends	275	276	825	493
Net income available to common shareholders	$312,984	$165,466	$857,990	$324,303

Basic earnings per common share	$0.76	$0.43	$2.09	$1.21

Diluted earnings per common share	$0.75	$0.43	$2.07	$1.20
Average shares (thousands)
Basic	412,117	380,907	411,400	268,108
Diluted	414,847	383,419	414,035	270,349
Dividends declared per share of common stock	$0.825	$0.745	$2.390	$1.975
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars)
Net income	$313,916	$166,531	$862,144	$528,707
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $1,054, $12,217, $(3,204) and $8,689, respectively	(3,526)	(20,620)	10,729	(1,287)
Realized (gains) losses on derivatives recognized in net income, net of tax of $(5,752), $(7,671), $(12,962) and $(13,077), respectively	19,261	13,062	43,397	40,272
Change in pension and postretirement benefit plan liability, net of tax of $(966), $(1,360), $(2,714) and $(4,081), respectively	3,236	2,041	9,086	6,122
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $(442), $100, $(1,578) and $288, respectively	1,480	(169)	5,281	(1,214)
Total other comprehensive income (loss), net of tax	20,451	(5,686)	68,493	43,893
Comprehensive income	334,367	160,845	930,637	572,600
Less: Comprehensive income attributable to noncontrolling interests	657	789	3,329	234,937
Comprehensive income attributable to ONEOK	$333,710	$160,056	$927,308	$337,663
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2018	2017
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$84,464	$37,193
Accounts receivable, net	1,085,075	1,202,951
Materials and supplies	128,574	90,301
Natural gas and natural gas liquids in storage	426,293	342,293
Commodity imbalances	22,162	38,712
Other current assets	61,340	53,008
Total current assets	1,807,908	1,764,458
Property, plant and equipment
Property, plant and equipment	17,120,187	15,559,667
Accumulated depreciation and amortization	3,159,660	2,861,541
Net property, plant and equipment	13,960,527	12,698,126
Investments and other assets
Investments in unconsolidated affiliates	981,592	1,003,156
Goodwill and intangible assets	970,117	993,460
Deferred income taxes	—	205,907
Other assets	191,170	180,830
Total investments and other assets	2,142,879	2,383,353
Total assets	$17,911,314	$16,845,937

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2018	2017
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$507,650	$432,650
Short-term borrowings (Note D)	120,000	614,673
Accounts payable	1,339,507	1,140,571
Commodity imbalances	162,990	164,161
Accrued interest	111,747	135,309
Other current liabilities	208,312	179,971
Total current liabilities	2,450,206	2,667,335
Long-term debt, excluding current maturities (Note D)	8,325,708	8,091,629
Deferred credits and other liabilities
Deferred income taxes	132,242	52,697
Other deferred credits	350,400	348,924
Total deferred credits and other liabilities	482,642	401,621
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: issued 20,000 shares at September 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 411,358,838 shares at September 30, 2018; issued 423,166,234 shares and outstanding 388,703,543 shares at December 31, 2017	4,450	4,232
Paid-in capital	7,662,673	6,588,878
Accumulated other comprehensive loss (Note F)	(158,138)	(188,530)
Retained earnings	—	—
Treasury stock, at cost: 33,657,396 shares at September 30, 2018, and 34,462,691 shares at December 31, 2017	(856,227)	(876,713)
Total ONEOK shareholders’ equity	6,652,758	5,527,867
Noncontrolling interests in consolidated subsidiaries	—	157,485
Total equity	6,652,758	5,685,352
Total liabilities and equity	$17,911,314	$16,845,937
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$862,144	$528,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,908	302,566
Impairment charges	—	20,240
Noncash contribution of preferred stock, net of tax	—	12,600
Equity in net earnings from investments	(116,070)	(118,985)
Distributions received from unconsolidated affiliates	125,824	124,517
Deferred income taxes	264,509	186,584
Share-based compensation expense	23,963	19,688
Pension and postretirement benefit expense, net of contributions	(2,902)	818
Allowance for equity funds used during construction	(3,328)	(75)
Gain on sale of assets	(348)	(904)
Changes in assets and liabilities:
Accounts receivable	117,876	(33,224)
Natural gas and natural gas liquids in storage	(91,170)	(174,232)
Accounts payable	(41,837)	82,174
Commodity imbalances, net	15,379	(4,004)
Risk-management assets and liabilities	66,966	34,534
Other assets and liabilities, net	(22,464)	(45,008)
Cash provided by operating activities	1,516,450	935,996
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,309,655)	(330,431)
Cash paid for acquisition	(195,000)	—
Contributions to unconsolidated affiliates	(831)	(87,653)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	19,613	21,577
Proceeds from sale of assets	1,053	1,910
Cash used in investing activities	(1,484,820)	(394,597)
Financing activities
Dividends paid	(983,068)	(543,445)
Distributions to noncontrolling interests	(3,500)	(275,060)
Borrowing (repayment) of short-term borrowings, net	(494,673)	(178,027)
Issuance of long-term debt, net of discounts	1,245,773	1,190,067
Debt financing costs	(11,301)	(11,340)
Repayment of long-term debt	(930,738)	(992,864)
Issuance of common stock	1,195,128	45,849
Other, net	(1,980)	(13,778)
Cash provided by (used in) financing activities	15,641	(778,598)
Change in cash and cash equivalents	47,271	(237,199)
Cash and cash equivalents at beginning of period	37,193	248,875
Cash and cash equivalents at end of period	$84,464	$11,676
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note F)	—	—	—	—	—
Preferred stock dividends (Note E)	—	—	—	—	—
Common stock issued	21,850,000	—	218	—	1,178,503
Common stock dividends - $2.39 per share (Note E)	—	—	—	—	(85,632)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests (Note E)	—	—	—	—	(21,220)
Other	—	—	—	—	2,144
September 30, 2018	445,016,234	20,000	$4,450	$—	$7,662,673

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2017	245,811,180	—	$2,458	$—	$1,234,314
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Common stock issued	1,181,493	—	12	—	68,032
Preferred stock issued	—	20,000	—	—	20,000
Common stock dividends - $1.975 per share	—	—	—	—	(144,912)
Preferred stock dividends	—	—	—	—	(493)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of ONEOK Partners’ noncontrolling interests	168,920,831	—	1,689	—	5,228,580
Other	—	—	—	—	12,517
September 30, 2017	415,913,504	20,000	$4,159	$—	$6,418,038

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (Note A)	(38,101)	39,803	—	17	1,719
Net income	—	858,815	—	3,329	862,144
Other comprehensive income (loss) (Note F)	68,493	—	—	—	68,493
Preferred stock dividends (Note E)	—	(825)	—	—	(825)
Common stock issued	—	—	20,486	—	1,199,207
Common stock dividends - $2.39 per share (Note E)	—	(897,793)	—	—	(983,425)
Distributions to noncontrolling interests	—	—	—	(3,500)	(3,500)
Contributions from noncontrolling interests	—	—	—	16,449	16,449
Acquisition of noncontrolling interests (Note E)	—	—	—	(173,780)	(195,000)
Other	—	—	—	—	2,144
September 30, 2018	$(158,138)	$—	$(856,227)	$—	$6,652,758

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$(154,350)	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09	—	73,368	—	—	73,368
Net income	—	324,796	—	203,911	528,707
Other comprehensive income (loss)	12,867	—	—	31,026	43,893
Common stock issued	—	—	12,746	—	80,790
Preferred stock issued	—	—	—	—	20,000
Common stock dividends - $1.975 per share	—	(398,164)	—	—	(543,076)
Preferred stock dividends	—	—	—	—	(493)
Distributions to noncontrolling interests	—	—	—	(275,060)	(275,060)
Acquisition of ONEOK Partners’ noncontrolling interests	(40,288)	—	—	(3,043,519)	2,146,462
Other	—	—	—	360	12,877
September 30, 2017	$(181,771)	$—	$(880,931)	$156,888	$5,516,383
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
First quarter 2019
We are evaluating our current leases and other contracts that may be considered leases under the new standard and the impact on our internal controls, accounting policies and financial statements and disclosures. We have developed a database of our existing leases, and we have implemented accounting software to facilitate compliance with this standard. We are developing internal controls designed to ensure the completeness and accuracy of the data. Upon adoption of Topic 842, we expect to recognize right of use assets and lease liabilities not previously recorded on our Consolidated Balance Sheets and provide required footnote disclosures. We do not expect the impact of adopting this standard to be material to our Consolidated Financial Statements. We expect to elect the transition practical expedient, which allows us to not evaluate land easements that existed prior to January 1, 2019, and the optional transition method to record the adoption impact through a cumulative adjustment to equity.

ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”	The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.	First quarter 2019	We do not expect the adoption of this standard to materially impact us.
ASU 2018-13, “Fair Value Measurement (Topic 820)”	The standard modifies certain disclosure requirements for fair value measurements in Topic 820.	First quarter 2020	We are evaluating the impact of this standard on us.
ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20)”	The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	First quarter 2021	We are evaluating the impact of this standard on us.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2018, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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

In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also contemplate the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ materially from our estimates.

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

Determining the appropriate fair value measurement classification within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2018
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$183	$—	$53,946	$54,129	$(54,129)	$—
Interest-rate contracts	—	50,509	—	50,509	—	50,509
Total derivative assets	$183	$50,509	$53,946	$104,638	$(54,129)	$50,509
Derivative liabilities
Commodity contracts
Financial contracts	$(17,337)	$—	$(83,013)	$(100,350)	$100,350	$—
Physical contracts	—	—	(2,010)	(2,010)	—	(2,010)
Total derivative liabilities	$(17,337)	$—	$(85,023)	$(102,360)	$100,350	$(2,010)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2018, we held no cash and posted $67.8 million of cash with various counterparties, including $46.2 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $21.6 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2018	2017	2018	2017
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(23,501)	$750	$(32,838)	$(23,319)
Total realized/unrealized gains (losses):
Included in earnings (a)	(22)	(675)	(122)	(417)
Included in other comprehensive income (loss)	(7,554)	(26,581)	1,883	(2,770)
Net assets (liabilities) at end of period	$(31,077)	$(26,506)	$(31,077)	$(26,506)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2018 and 2017, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2018 and 2017, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $9.3 billion at September 30, 2018, and December 31, 2017. The book value of our consolidated long-term debt, including current maturities, was $8.8 billion and $8.5 billion at September 30, 2018, and December 31, 2017, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2018, and December 31, 2017, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2018, we entered into $1.5 billion of forward-starting interest-rate swaps and treasury lock contracts to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.0 billion of our forward-starting interest rate swaps and treasury lock contracts related to our underwritten public offering of $1.25 billion senior unsecured notes completed in July 2018, and the remaining $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

At September 30, 2018, and December 31, 2017, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $1.3 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2017, we had interest-rate swaps with a notional amount totaling $500 million to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		September 30, 2018		December 31, 2017
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$46,411	$(84,174)	$16,978	$(42,819)
	Other assets/other deferred credits	3,461	(11,938)	—	(3,838)
Physical contracts	Other current liabilities	—	(1,898)	—	(4,781)
	Other deferred credits	—	(112)	—	—
Interest-rate contracts	Other current assets	—	—	1,330	—
	Other assets	50,509	—	48,630	—
Total derivatives designated as hedging instruments		100,381	(98,122)	66,938	(51,438)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	4,257	(4,238)	7,477	(7,311)
Total derivatives not designated as hedging instruments		4,257	(4,238)	7,477	(7,311)
Total derivatives		$104,638	$(102,360)	$74,415	$(58,749)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2018		December 31, 2017
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(36.1)	—	(24.5)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	7.2	(16.5)	3.5	(11.1)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(36.1)	—	(24.5)
Interest-rate contracts (Millions of dollars)	Swaps	$1,750.0	$—	$1,750.0	$—

Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	0.2	(0.2)	0.8	(0.8)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2018, our Consolidated Balance Sheet reflected a net loss of $158.1 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $37.2 million, net of tax, which is expected to be realized within the next 27 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $30.5 million in net losses, net of tax, over the next 12 months and approximately $6.7 million in net losses, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $43.9 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $13.6 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to our pension and postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Commodity contracts	$(30,783)	$(42,450)	$(56,246)	$(6,123)
Interest-rate contracts	26,203	9,613	70,179	(3,853)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives	$(4,580)	$(32,837)	$13,933	$(9,976)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(20,630)	$(15,913)	$(42,430)	$(38,028)
Interest-rate contracts	Interest expense	(4,383)	(4,820)	(13,929)	(15,321)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives		$(25,013)	$(20,733)	$(56,359)	$(53,349)

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty. We use internally developed credit ratings for counterparties that do not have a credit rating.

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2018.

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

At September 30, 2018, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2018	December 31, 2017
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.85% and 2.23% as of September 30, 2018, and December 31, 2017, respectively.	$120,000	$614,673
Senior unsecured obligations:
$425,000 at 3.2% due September 2018	—	425,000
$1,000,000 term loan, rate of 2.87% as of December 31, 2017, due January 2019	—	500,000
$500,000 at 8.625% due March 2019	500,000	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375 % due October 2022	900,000	900,000
$425,000 at 5.0 % due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 4.9 % due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	—
$100,000 at 6.875% due September 2028	100,000	100,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
$450,000 at 5.2% due July 2048	450,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	30,870	36,607
Total debt	9,023,267	9,198,677
Unamortized portion of terminated swaps	17,179	18,468
Unamortized debt issuance costs and discounts	(87,088)	(78,193)
Current maturities of long-term debt	(507,650)	(432,650)
Short-term borrowings (a)	(120,000)	(614,673)
Long-term debt	$8,325,708	$8,091,629
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less. These issuances are supported by and reduce the borrowing capacity under our $2.5 Billion Credit Agreement.

$2.5 Billion Credit Agreement - In June 2018, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2023. Our $2.5 Billion Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.5 to 1 at September 30, 2018. During the third quarter 2018, we acquired the remaining 20 percent interest in WTLPG for $195 million, which increased the covenant to 5.5 to 1 for the third quarter 2018 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1.

Our $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of our $2.5 Billion Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. Our $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. We have the option to request an additional one-year extension, subject to lender approval, which may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes. At September 30, 2018, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 3.5 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028 and $450 million, 5.2 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - In August 2018, we repaid the $425 million, 3.2 percent senior notes due September 2018 with cash on hand. In January 2018, we repaid the remaining $500 million balance outstanding on the Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings.

Debt Guarantees - Effective June 30, 2017, with the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

E.	EQUITY

Noncontrolling Interests - As a result of the Merger Transaction in 2017, we and our subsidiaries owned 100 percent of ONEOK Partners at September 30, 2018, and December 31, 2017. At December 31, 2017, the caption “Noncontrolling interests” on our Consolidated Balance Sheet reflects only the 20 percent of WTLPG that we did not own. On July 31, 2018, we acquired the remaining 20 percent interest in WTLPG for $195 million with cash on hand. We are now the sole owner of the West Texas LPG pipeline system.

Equity Issuances - In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness.

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the nine months ended September 30, 2018, no shares were sold through our “at-the-market” equity program.

During the year ended December 31, 2017, we sold 8.4 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $448.3 million. The net proceeds from these issuances were used for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2018, May 2018 and August 2018 were $0.77, $0.795 and $0.825 per share, respectively. A dividend of $0.855 per share was declared for shareholders of record at the close of business on November 5, 2018, payable November 14, 2018.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. We paid dividends for the Series E Preferred Stock of $0.3 million each in February 2018, May 2018 and August 2018. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2018.

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

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2018	$(81,915)	$(105,411)	$(1,204)	$(188,530)
Other comprehensive income (loss) before reclassifications	10,729	(563)	5,336	15,502
Amounts reclassified from accumulated other comprehensive loss	43,397	9,649	(55)	52,991
Net current-period other comprehensive income (loss) attributable to ONEOK	54,126	9,086	5,281	68,493
Impact of adoption of ASU 2018-02 (c)	(17,935)	(20,166)	—	(38,101)
September 30, 2018	$(45,724)	$(116,491)	$4,077	$(158,138)
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

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Risk-management assets/liabilities
Commodity contracts	$(20,630)	$(15,913)	$(42,430)	$(38,028)	Commodity sales revenues
Interest-rate contracts	(4,383)	(4,820)	(13,929)	(15,321)	Interest expense
	(25,013)	(20,733)	(56,359)	(53,349)	Income before income taxes
	5,752	7,671	12,962	13,077	Income taxes
	(19,261)	(13,062)	(43,397)	(40,272)	Net income
Noncontrolling interests	—	—	—	(18,146)	Less: Net income attributable to noncontrolling interests
	$(19,261)	$(13,062)	$(43,397)	$(22,126)	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(4,592)	$(3,811)	$(13,776)	$(11,435)	Other income (expense)
Amortization of unrecognized prior service credit	415	415	1,245	1,245	Other income (expense)
	(4,177)	(3,396)	(12,531)	(10,190)	Income before income taxes
	961	1,358	2,882	4,076	Income taxes
	$(3,216)	$(2,038)	$(9,649)	$(6,114)	Net income attributable to ONEOK

Risk-management assets/liabilities of unconsolidated affiliates
	$52	$(83)	$71	$(264)	Equity in net earnings from investments
	(12)	31	(16)	59	Income taxes
	40	(52)	55	(205)	Net income
Noncontrolling interests	—	—	—	(106)	Less: Net income attributable to noncontrolling interests
	$40	$(52)	$55	$(99)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(22,437)	$(15,152)	$(52,991)	$(28,339)	Net income attributable to ONEOK
(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note H for additional detail of our net periodic benefit cost.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$312,984	412,117	$0.76
Diluted EPS
Effect of dilutive securities	—	2,730
Net income attributable to ONEOK available for common stock and common stock equivalents	$312,984	414,847	$0.75

	Three Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$165,466	380,907	$0.43
Diluted EPS
Effect of dilutive securities	—	2,512
Net income attributable to ONEOK available for common stock and common stock equivalents	$165,466	383,419	$0.43

	Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$857,990	411,400	$2.09
Diluted EPS
Effect of dilutive securities	—	2,635
Net income attributable to ONEOK available for common stock and common stock equivalents	$857,990	414,035	$2.07

	Nine Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$324,303	268,108	$1.21
Diluted EPS
Effect of dilutive securities	—	2,241
Net income attributable to ONEOK available for common stock and common stock equivalents	$324,303	270,349	$1.20

H.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,832	$1,721	$5,496	$5,165
Interest cost	4,408	4,655	13,224	13,965
Expected return on plan assets	(5,969)	(5,336)	(17,907)	(16,008)
Amortization of net loss	4,258	3,392	12,774	10,176
Net periodic benefit cost	$4,529	$4,432	$13,587	$13,298

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$211	$165	$633	$495
Interest cost	527	565	1,581	1,695
Expected return on plan assets	(672)	(564)	(2,016)	(1,692)
Amortization of prior service credit	(415)	(415)	(1,245)	(1,245)
Amortization of net loss	334	419	1,002	1,259
Net periodic benefit cost (income)	$(15)	$170	$(45)	$512

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Northern Border Pipeline	$16,486	$16,440	$48,863	$50,879
Overland Pass Pipeline Company	16,081	15,793	48,714	44,243
Roadrunner Gas Transmission	6,303	4,898	16,803	14,192
Other	443	2,927	1,690	9,671
Equity in net earnings from investments	$39,313	$40,058	$116,070	$118,985
Impairment of equity investments	$—	$(4,270)	$—	$(4,270)

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Income Statement
Operating revenues	$160,962	$163,627	$471,641	$475,510
Operating expenses	$69,004	$69,740	$205,525	$206,141
Net income	$85,361	$87,330	$247,754	$260,533

Distributions paid to us	$47,197	$49,414	$145,437	$146,094

We incurred expenses in transactions with unconsolidated affiliates of $37.5 million and $39.9 million for the three months ended September 30, 2018 and 2017, respectively, and $113.2 million and $116.0 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at September 30, 2018, and December 31, 2017, were $12.6 million and $13.6 million, respectively.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. In the third quarter 2017, we made equity contributions of $83 million to Northern Border Pipeline. In 2018, we made no contributions to Northern Border Pipeline.

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered tariff rate reductions beginning January 1, 2018, that will reduce tariff rates 12.5 percent by January 2020, compared with previous tariff rates, and requires new tariff rates to be established by January 2024. We do not expect the impact of lower tariff rates on Northern Border Pipeline’s earnings and cash distributions to be material to us.

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

Roadrunner Gas Transmission - The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner limited liability company agreement. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement. During the nine months ended September 30, 2018 and 2017, we made contributions of $0.5 million and $4.0 million to Roadrunner, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, were not material.

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

The impact on our Consolidated Income Statement and Balance Sheet is as follows (in thousands):

	Three Months Ended September 30, 2018
Income Statement	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Commodity sales	$3,083,625	$3,129,947	$(46,322)
Services revenue	$310,265	$707,633	$(397,368)
Cost of sales and fuel (exclusive of depreciation and operating costs)	$2,560,765	$3,005,767	$(445,002)
Depreciation and amortization	$107,383	$107,238	$145
Income taxes	$102,983	$102,714	$269
Net income	$313,916	$313,018	$898
Net income attributable to noncontrolling interests	$657	$655	$2
Net income attributable to ONEOK	$313,259	$312,363	$896

	Nine Months Ended September 30, 2018
Income Statement	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Commodity sales	$8,578,891	$8,625,213	$(46,322)
Services revenue	$877,605	$1,986,563	$(1,108,958)
Cost of sales and fuel (exclusive of depreciation and operating costs)	$7,104,609	$8,255,457	$(1,150,848)
Depreciation and amortization	$317,908	$317,472	$436
Income taxes	$266,285	$267,404	$(1,119)
Net income	$862,144	$865,893	$(3,749)
Net income attributable to noncontrolling interests	$3,329	$3,322	$7
Net income attributable to ONEOK	$858,815	$862,571	$(3,756)

	September 30, 2018
Balance Sheet	As Reported	Balance Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Accounts receivable, net	$1,085,075	$1,214,627	$(129,552)
Natural gas and natural gas liquids in storage	$426,293	$439,035	$(12,742)
Other current assets	$61,340	$60,198	$1,142
Property, plant and equipment	$17,120,187	$17,098,053	$22,134
Accumulated depreciation and amortization	$3,159,660	$3,157,852	$1,808
Other assets	$191,170	$186,417	$4,753
Accounts payable	$1,339,507	$1,469,059	$(129,552)
Other current liabilities	$208,312	$206,658	$1,654
Deferred income taxes	$132,242	$132,859	$(617)
Other deferred credits	$350,400	$335,909	$14,491
Retained earnings/paid-in capital	$7,662,673	$7,664,722	$(2,049)

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

Receivables from Customers, Performance Obligations and Revenue Sources - The balances in accounts receivable on our Consolidated Balance Sheet at September 30, 2018, and December 31, 2017, include customer receivables of $1.1 billion and $1.2 billion, respectively. Revenues sources are disaggregated in Note L and are derived from commodity sales and services revenues, as described below:

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

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates. Our contract liabilities primarily represent deferred revenue on NGL storage contracts for which revenue is recognized over a one-year term and deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract period, which averages approximately 10 years. The following tables set forth the changes in our contract asset and contract liability balances during the nine months ended September 30, 2018.

Contract Assets	(Millions of dollars)
Balance at January 1, 2018 (a)	$6.4
Amounts invoiced in excess of revenue recognized	(0.7)
Net additions	2.0
Balance at September 30, 2018 (b)	$7.7
(a) - Balance includes $0.9 million of current assets.
(b) - Contract assets of $2.9 million and $4.8 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheet.

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2018 (a)	$33.3
Revenue recognized included in beginning balance	(19.0)
Net additions	24.0
Balance at September 30, 2018 (b)	$38.3
(a) - Balance includes $19.5 million of current liabilities.
(b) - Contract liabilities of $23.8 million and $14.5 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2018, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 26 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2018	$90.5
2019	296.2
2020	245.1
2021	237.4
2022 and beyond	1,090.9
Total estimated transaction price allocated to unsatisfied performance obligations	$1,960.1

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2018	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
NGL and condensate sales	$501,163	$2,861,896	$—	$3,363,059
Residue natural gas sales	245,474	—	763	246,237
Gathering, processing and exchange services revenue	41,101	116,833	—	157,934
Transportation and storage revenue	—	45,251	98,031	143,282
Other	3,517	2,308	6,400	12,225
Total revenues (c)	791,255	3,026,288	105,194	3,922,737
Cost of sales and fuel (exclusive of depreciation and operating costs)	(542,463)	(2,544,854)	(2,384)	(3,089,701)
Operating costs	(90,970)	(101,126)	(36,543)	(228,639)
Equity in net earnings from investments	74	16,450	22,789	39,313
Noncash compensation expense and other	1,703	2,268	1,050	5,021
Segment adjusted EBITDA	$159,599	$399,026	$90,106	$648,731

Depreciation and amortization	$(49,223)	$(43,688)	$(13,625)	$(106,536)
Capital expenditures	$213,034	$444,780	$31,522	$689,336
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $316.0 million, of which $276.4 million related to sales within the segment, and cost of sales and fuel of $132.7 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.9 million and cost of sales and fuel of $5.5 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $519.7 million, $7.4 million and $2.4 million, respectively.

Three Months Ended September 30, 2018	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$3,363,059	$(526,398)	$2,836,661
Residue natural gas sales	246,237	—	246,237
Gathering, processing and exchange services revenue	157,934	—	157,934
Transportation and storage revenue	143,282	(2,370)	140,912
Other	12,225	(79)	12,146
Total revenues (a)	$3,922,737	$(528,847)	$3,393,890

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,089,701)	$528,936	$(2,560,765)
Operating costs	$(228,639)	$(1,732)	$(230,371)
Depreciation and amortization	$(106,536)	$(847)	$(107,383)
Equity in net earnings from investments	$39,313	$—	$39,313
Capital expenditures	$689,336	$4,967	$694,303
(a) - Noncustomer revenue for the three months ended September 30, 2018, totaled $(17.7) million related primarily to losses reclassified from accumulated other comprehensive income from derivatives on commodity contracts.

Three Months Ended September 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$453,432	$2,348,052	$104,340	$2,905,824
Intersegment revenues	329,496	153,927	2,098	485,521
Total revenues	782,928	2,501,979	106,438	3,391,345
Cost of sales and fuel (exclusive of depreciation and operating costs)	(566,988)	(2,136,207)	(10,614)	(2,713,809)
Operating costs	(79,559)	(89,803)	(29,568)	(198,930)
Equity in net earnings from investments	3,433	15,287	21,338	40,058
Other	2,136	2,663	(67)	4,732
Segment adjusted EBITDA	$141,950	$293,919	$87,527	$523,396

Depreciation and amortization	$(46,842)	$(41,929)	$(12,765)	$(101,536)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$—	$(20,240)
Capital expenditures	$85,542	$27,024	$18,811	$131,377
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $293.1 million, of which $250.2 million related to sales within the segment, and cost of sales and fuel of $124.2 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.6 million and cost of sales and fuel of $10.5 million.

Three Months Ended September 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,905,824	$542	$2,906,366
Intersegment revenues	485,521	(485,521)	—
Total revenues	$3,391,345	$(484,979)	$2,906,366

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,713,809)	$484,393	$(2,229,416)
Operating costs	$(198,930)	$(5,404)	$(204,334)
Depreciation and amortization	$(101,536)	$(762)	$(102,298)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$(20,240)
Equity in net earnings from investments	$40,058	$—	$40,058
Capital expenditures	$131,377	$3,822	$135,199

Nine Months Ended September 30, 2018	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
NGL and condensate sales	$1,362,159	$7,884,183	$—	$9,246,342
Residue natural gas sales	709,089	—	5,861	714,950
Gathering, processing and exchange services revenue	122,331	296,561	—	418,892
Transportation and storage revenue	—	143,741	289,646	433,387
Other	6,596	8,202	19,390	34,188
Total revenues (c)	2,200,175	8,332,687	314,897	10,847,759
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,478,044)	(7,009,438)	(10,475)	(8,497,957)
Operating costs	(272,931)	(289,328)	(104,692)	(666,951)
Equity in net earnings from investments	948	49,456	65,666	116,070
Noncash compensation expense and other	6,868	9,789	3,701	20,358
Segment adjusted EBITDA	$457,016	$1,093,166	$269,097	$1,819,279

Depreciation and amortization	$(145,120)	$(128,993)	$(41,320)	$(315,433)
Total assets	$5,811,140	$9,632,212	$2,109,897	$17,553,249
Capital expenditures	$433,605	$786,635	$71,897	$1,292,137
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $910.3 million, of which $784.8 million related to sales within the segment, and cost of sales and fuel of $379.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $198.4 million and cost of sales and fuel of $20.4 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $1,366.0 million, $20.1 million and $7.0 million, respectively.

Nine Months Ended September 30, 2018	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$9,246,342	$(1,383,864)	$7,862,478
Residue natural gas sales	714,950	(778)	714,172
Gathering, processing and exchange services revenue	418,892	(21)	418,871
Transportation and storage revenue	433,387	(6,959)	426,428
Other	34,188	359	34,547
Total revenues (a)	$10,847,759	$(1,391,263)	$9,456,496

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(8,497,957)	$1,393,348	$(7,104,609)
Operating costs	$(666,951)	$(3,777)	$(670,728)
Depreciation and amortization	$(315,433)	$(2,475)	$(317,908)
Equity in net earnings from investments	$116,070	$—	$116,070
Total assets	$17,553,249	$358,065	$17,911,314
Capital expenditures	$1,292,137	$17,518	$1,309,655
(a) - Noncustomer revenue for the nine months ended September 30, 2018, totaled $(32.1) million related primarily to losses reclassified from accumulated other comprehensive income from derivatives on commodity contracts.

Nine Months Ended September 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,286,669	$6,788,451	$305,019	$8,380,139
Intersegment revenues	843,350	455,197	6,086	1,304,633
Total revenues	2,130,019	7,243,648	311,105	9,684,772
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,544,263)	(6,188,501)	(33,990)	(7,766,754)
Operating costs	(223,546)	(255,220)	(91,813)	(570,579)
Equity in net earnings from investments	9,843	44,071	65,071	118,985
Other	2,125	1,459	772	4,356
Segment adjusted EBITDA	$374,178	$845,457	$251,145	$1,470,780

Depreciation and amortization	$(137,843)	$(124,471)	$(37,906)	$(300,220)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$—	$(20,240)
Total assets	$5,385,778	$8,515,535	$2,040,445	$15,941,758
Capital expenditures	$185,713	$59,813	$70,671	$316,197
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $878.8 million, of which $752.5 million related to sales within the segment, and cost of sales and fuel of $359.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $197.3 million and cost of sales and fuel of $32.9 million.

Nine Months Ended September 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$8,380,139	$1,610	$8,381,749
Intersegment revenues	1,304,633	(1,304,633)	—
Total revenues	$9,684,772	$(1,303,023)	$8,381,749

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,766,754)	$1,302,473	$(6,464,281)
Operating costs	$(570,579)	$(38,048)	$(608,627)
Depreciation and amortization	$(300,220)	$(2,346)	$(302,566)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$(20,240)
Equity in net earnings from investments	$118,985	$—	$118,985
Total assets	$15,941,758	$823,083	$16,764,841
Capital expenditures	$316,197	$14,234	$330,431

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$313,916	$166,531	$862,144	$528,707
Add:
Interest expense, net of capitalized interest	121,910	126,533	351,131	361,468
Depreciation and amortization	107,383	102,298	317,908	302,566
Income taxes	102,983	97,128	266,285	195,913
Impairment charges	—	20,240	—	20,240
Noncash compensation expense	5,829	4,883	27,195	9,790
Other corporate costs and noncash items (a)	(3,290)	5,783	(5,384)	52,096
Total segment adjusted EBITDA	$648,731	$523,396	$1,819,279	$1,470,780
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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$3,083.6	$—	$3,083.6
Services	—	—	—	310.8	(0.5)	310.3
Total revenues	—	—	—	3,394.4	(0.5)	3,393.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,560.8	—	2,560.8
Operating expenses	2.0	—	—	336.3	(0.5)	337.8
Gain on sale of assets	—	—	—	(0.2)	—	(0.2)
Operating income	(2.0)	—	—	497.5	—	495.5
Equity in net earnings from investments	457.3	457.1	457.1	30.1	(1,362.3)	39.3
Other income (expense), net	9.3	80.3	80.3	(5.3)	(160.6)	4.0
Interest expense, net	(49.1)	(80.3)	(80.3)	(72.8)	160.6	(121.9)
Income before income taxes	415.5	457.1	457.1	449.5	(1,362.3)	416.9
Income taxes	(102.3)	—	—	(0.7)	—	(103.0)
Net income	313.2	457.1	457.1	448.8	(1,362.3)	313.9
Less: Net income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Net income attributable to ONEOK	313.2	457.1	457.1	448.1	(1,362.3)	313.2
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$313.0	$457.1	$457.1	$448.1	$(1,362.3)	$313.0

	Three Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,322.5	$—	$2,322.5
Services	—	—	—	584.3	(0.5)	583.8
Total revenues	—	—	—	2,906.8	(0.5)	2,906.3
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,229.4	—	2,229.4
Operating expenses	1.2	—	2.6	303.3	(0.5)	306.6
Impairment of long-lived assets	—	—	—	16.0	—	16.0
Gain on sale of assets	—	—	—	(0.3)	—	(0.3)
Operating income	(1.2)	—	(2.6)	358.4	—	354.6
Equity in net earnings from investments	298.0	298.3	300.9	27.6	(884.7)	40.1
Impairment of equity investments	—	—	—	(4.3)	—	(4.3)
Other income (expense), net	4.1	86.1	86.1	(4.3)	(172.2)	(0.2)
Interest expense, net	(43.2)	(86.1)	(86.1)	(83.3)	172.2	(126.5)
Income before income taxes	257.7	298.3	298.3	294.1	(884.7)	263.7
Income taxes	(91.9)	—	—	(5.3)	—	(97.2)
Net income	165.8	298.3	298.3	288.8	(884.7)	166.5
Less: Net income attributable to noncontrolling interests	0.1	—	—	0.7	—	0.8
Net income attributable to ONEOK	165.7	298.3	298.3	288.1	(884.7)	165.7
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$165.5	$298.3	$298.3	$288.1	$(884.7)	$165.5

	Nine Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$8,578.9	$—	$8,578.9
Services	—	—	—	879.1	(1.5)	877.6
Total revenues	—	—	—	9,458.0	(1.5)	9,456.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	7,104.6	—	7,104.6
Operating expenses	3.3	—	—	986.8	(1.5)	988.6
Gain on sale of assets	—	—	—	(0.3)	—	(0.3)
Operating income	(3.3)	—	—	1,366.9	—	1,363.6
Equity in net earnings from investments	1,226.6	1,231.2	1,231.2	86.2	(3,659.1)	116.1
Other income (expense), net	23.1	234.9	234.9	(23.3)	(469.8)	(0.2)
Interest expense, net	(129.2)	(234.9)	(234.9)	(221.9)	469.8	(351.1)
Income before income taxes	1,117.2	1,231.2	1,231.2	1,207.9	(3,659.1)	1,128.4
Income taxes	(258.4)	—	—	(7.9)	—	(266.3)
Net income	858.8	1,231.2	1,231.2	1,200.0	(3,659.1)	862.1
Less: Net income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Net income attributable to ONEOK	858.8	1,231.2	1,231.2	1,196.7	(3,659.1)	858.8
Less: Preferred stock dividends	0.8	—	—	—	—	0.8
Net income available to common shareholders	$858.0	$1,231.2	$1,231.2	$1,196.7	$(3,659.1)	$858.0

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$6,700.3	$—	$6,700.3
Services	—	—	—	1,683.0	(1.5)	1,681.5
Total revenues	—	—	—	8,383.3	(1.5)	8,381.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	6,464.3	—	6,464.3
Operating expenses	25.9	—	8.8	878.0	(1.5)	911.2
Impairment of long-lived assets	—	—	—	16.0	—	16.0
Gain on sale of assets	—	—	—	(0.9)	—	(0.9)
Operating income	(25.9)	—	(8.8)	1,025.9	—	991.2
Equity in net earnings from investments	842.0	845.9	854.7	72.1	(2,495.7)	119.0
Impairment of equity investments	—	—	—	(4.3)	—	(4.3)
Other income (expense), net	(15.5)	272.2	272.2	(4.3)	(544.4)	(19.8)
Interest expense, net	(93.5)	(272.2)	(272.2)	(268.0)	544.4	(361.5)
Income before income taxes	707.1	845.9	845.9	821.4	(2,495.7)	724.6
Income taxes	(180.9)	—	—	(15.0)	—	(195.9)
Net income	526.2	845.9	845.9	806.4	(2,495.7)	528.7
Less: Net income attributable to noncontrolling interests	201.4	—	—	2.5	—	203.9
Net income attributable to ONEOK	324.8	845.9	845.9	803.9	(2,495.7)	324.8
Less: Preferred stock dividends	0.5	—	—	—	—	0.5
Net income available to common shareholders	$324.3	$845.9	$845.9	$803.9	$(2,495.7)	$324.3

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$313.2	$457.1	$457.1	$448.8	$(1,362.3)	$313.9
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	20.2	(30.7)	(30.7)	(23.7)	61.4	(3.5)
Realized (gains) losses on derivatives in net income, net of tax	—	25.0	20.6	14.9	(41.2)	19.3
Change in pension and postretirement benefit plan liability, net of tax	3.2	—	—	—	—	3.2
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	2.0	2.0	1.5	(4.0)	1.5
Total other comprehensive income (loss), net of tax	23.4	(3.7)	(8.1)	(7.3)	16.2	20.5
Comprehensive income	336.6	453.4	449.0	441.5	(1,346.1)	334.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Comprehensive income attributable to ONEOK	$336.6	$453.4	$449.0	$440.8	$(1,346.1)	$333.7

	Three Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$165.8	$298.3	$298.3	$288.8	$(884.7)	$166.5
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	18.4	(61.9)	(42.4)	(19.5)	84.8	(20.6)
Realized (gains) losses on derivatives in net income, net of tax	0.6	19.8	15.9	8.6	(31.8)	13.1
Change in pension and postretirement benefit plan liability, net of tax	2.0	—	—	—	—	2.0
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(0.3)	(0.3)	(0.2)	0.6	(0.2)
Total other comprehensive income (loss), net of tax	21.0	(42.4)	(26.8)	(11.1)	53.6	(5.7)
Comprehensive income	186.8	255.9	271.5	277.7	(831.1)	160.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Comprehensive income attributable to ONEOK	$186.8	$255.9	$271.5	$277.0	$(831.1)	$160.1

	Nine Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$858.8	$1,231.2	$1,231.2	$1,200.0	$(3,659.1)	$862.1
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	54.0	(56.2)	(56.2)	(43.3)	112.4	10.7
Realized (gains) losses on derivatives in net income, net of tax	1.9	53.9	42.4	30.0	(84.8)	43.4
Change in pension and postretirement benefit plan liability, net of tax	9.7	(0.6)	—	—	—	9.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	6.9	6.9	5.3	(13.8)	5.3
Total other comprehensive income (loss), net of tax	65.6	4.0	(6.9)	(8.0)	13.8	68.5
Comprehensive income	924.4	1,235.2	1,224.3	1,192.0	(3,645.3)	930.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Comprehensive income attributable to ONEOK	$924.4	$1,235.2	$1,224.3	$1,188.7	$(3,645.3)	$927.3

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$526.2	$845.9	$845.9	$806.4	$(2,495.7)	$528.7
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	18.1	(38.8)	(6.1)	13.3	12.2	(1.3)
Realized (gains) losses on derivatives in net income, net of tax	1.6	50.7	38.0	26.0	(76.0)	40.3
Change in pension and postretirement benefit plan liability, net of tax	6.1	—	—	—	—	6.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.5)	(1.5)	(1.2)	3.0	(1.2)
Total other comprehensive income (loss), net of tax	25.8	10.4	30.4	38.1	(60.8)	43.9
Comprehensive income	552.0	856.3	876.3	844.5	(2,556.5)	572.6
Less: Comprehensive income attributable to noncontrolling interests	232.4	—	—	2.5	—	234.9
Comprehensive income attributable to ONEOK	$319.6	$856.3	$876.3	$842.0	$(2,556.5)	$337.7

Condensed Consolidating Balance Sheets

	September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$84.5	$—	$—	$—	$—	$84.5
Accounts receivable, net	—	—	—	1,085.1	—	1,085.1
Materials and supplies	—	—	—	128.6	—	128.6
Natural gas and natural gas liquids in storage	—	—	—	426.3	—	426.3
Other current assets	10.4	—	—	73.0	—	83.4
Total current assets	94.9	—	—	1,713.0	—	1,807.9
Property, plant and equipment
Property, plant and equipment	141.0	—	—	16,979.2	—	17,120.2
Accumulated depreciation and amortization	90.5	—	—	3,069.2	—	3,159.7
Net property, plant and equipment	50.5	—	—	13,910.0	—	13,960.5
Investments and other assets
Investments	5,977.5	3,359.0	9,223.2	796.8	(18,374.9)	981.6
Intercompany notes receivable	4,769.1	7,682.5	1,818.3	—	(14,269.9)	—
Other assets	174.3	—	—	988.2	(1.2)	1,161.3
Total investments and other assets	10,920.9	11,041.5	11,041.5	1,785.0	(32,646.0)	2,142.9
Total assets	$11,066.3	$11,041.5	$11,041.5	$17,408.0	$(32,646.0)	$17,911.3
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$500.0	$—	$7.7	$—	$507.7
Short-term borrowings	120.0	—	—	—	—	120.0
Accounts payable	5.1	—	—	1,334.4	—	1,339.5
Other current liabilities	71.8	67.6	—	343.6	—	483.0
Total current liabilities	196.9	567.6	—	1,685.7	—	2,450.2

Intercompany debt	—	—	7,682.5	6,587.4	(14,269.9)	—

Long-term debt, excluding current maturities	3,962.2	4,340.4	—	23.1	—	8,325.7

Deferred credits and other liabilities
Deferred income taxes	25.8	—	—	107.6	(1.2)	132.2
Other deferred credits	228.6	—	—	121.8	—	350.4
Total deferred credits and other liabilities	254.4	—	—	229.4	(1.2)	482.6

Commitments and contingencies

Equity	6,652.8	6,133.5	3,359.0	8,882.4	(18,374.9)	6,652.8
Total liabilities and equity	$11,066.3	$11,041.5	$11,041.5	$17,408.0	$(32,646.0)	$17,911.3

	December 31, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$37.2	$—	$—	$—	$—	$37.2
Accounts receivable, net	—	—	—	1,203.0	—	1,203.0
Materials and supplies	—	—	—	90.3	—	90.3
Natural gas and natural gas liquids in storage	—	—	—	342.3	—	342.3
Other current assets	9.8	1.3	—	80.6	—	91.7
Total current assets	47.0	1.3	—	1,716.2	—	1,764.5
Property, plant and equipment
Property, plant and equipment	128.3	—	—	15,431.3	—	15,559.6
Accumulated depreciation and amortization	86.4	—	—	2,775.1	—	2,861.5
Net property, plant and equipment	41.9	—	—	12,656.2	—	12,698.1
Investments and other assets
Investments	5,752.1	3,133.7	8,058.4	803.0	(16,744.0)	1,003.2
Intercompany notes receivable	2,926.9	8,627.8	3,703.1	—	(15,257.8)	—
Other assets	416.9	0.2	—	1,007.4	(44.4)	1,380.1
Total investments and other assets	9,095.9	11,761.7	11,761.5	1,810.4	(32,046.2)	2,383.3
Total assets	$9,184.8	$11,763.0	$11,761.5	$16,182.8	$(32,046.2)	$16,845.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$425.0	$—	$7.7	$—	$432.7
Short-term borrowings	614.7	—	—	—	—	614.7
Accounts payable	12.0	—	—	1,128.6	—	1,140.6
Other current liabilities	65.9	85.0	—	328.4	—	479.3
Total current liabilities	692.6	510.0	—	1,464.7	—	2,667.3

Intercompany debt	—	—	8,627.8	6,630.0	(15,257.8)	—

Long-term debt, excluding current maturities	2,726.4	5,336.4	—	28.8	—	8,091.6

Deferred credits and other liabilities
Deferred income taxes	—	—	—	97.1	(44.4)	52.7
Other deferred credits	237.9	—	—	111.0	—	348.9
Total deferred credits and other liabilities	237.9	—	—	208.1	(44.4)	401.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,527.9	5,916.6	3,133.7	7,693.7	(16,744.0)	5,527.9
Noncontrolling interests in consolidated subsidiaries	—	—	—	157.5	—	157.5
Total equity	5,527.9	5,916.6	3,133.7	7,851.2	(16,744.0)	5,685.4
Total liabilities and equity	$9,184.8	$11,763.0	$11,761.5	$16,182.8	$(32,046.2)	$16,845.9

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$964.4	$993.8	$48.9		$1,507.4	$(1,998.0)	$1,516.5
Investing activities
Capital expenditures	(15.0)	—	—		(1,294.7)	—	(1,309.7)
Cash paid for acquisition	(195.0)	—	—		—	—	(195.0)
Contributions to unconsolidated affiliates	—	—	(0.5)		(0.3)	—	(0.8)
Other investing activities	—	—	10.8		9.9	—	20.7
Cash provided by (used in) investing activities	(210.0)	—	10.3		(1,285.1)	—	(1,484.8)
Financing activities
Dividends paid	(983.1)	(999.0)	(999.0)		—	1,998.0	(983.1)
Distributions to noncontrolling interests	—	—	—		(3.5)	—	(3.5)
Intercompany borrowings (advances), net	(1,640.5)	930.2	939.8		(229.5)	—	—
Borrowing (repayment) of short-term borrowings, net	(494.7)	—	—		—	—	(494.7)
Issuance of long-term debt, net of discounts	1,245.8	—	—		—	—	1,245.8
Repayment of long-term debt	—	(925.0)	—		(5.7)	—	(930.7)
Issuance of common stock	1,195.1	—	—		—	—	1,195.1
Other, net	(29.7)	—	—		16.4	—	(13.3)
Cash provided by (used in) financing activities	(707.1)	(993.8)	(59.2)	—	(222.3)	1,998.0	15.6
Change in cash and cash equivalents	47.3	—	—		—	—	47.3
Cash and cash equivalents at beginning of period	37.2	—	—		—	—	37.2
Cash and cash equivalents at end of period	$84.5	$—	$—		$—	$—	$84.5

	Nine Months Ended September 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$620.8	$994.3	$42.1	$1,005.8	$(1,727.0)	$936.0
Investing activities
Capital expenditures	(0.5)	—	—	(329.9)	—	(330.4)
Contributions to unconsolidated affiliates	—	—	(83.0)	(4.7)	—	(87.7)
Other investing activities	—	—	11.2	12.3	—	23.5
Cash used in investing activities	(0.5)	—	(71.8)	(322.3)	—	(394.6)
Financing activities
Dividends paid	(543.4)	(999.0)	(999.0)	—	1,998.0	(543.4)
Distributions to noncontrolling interests	—	—	—	(4.1)	(271.0)	(275.1)
Intercompany borrowings (advances), net	(2,376.9)	2,022.2	1,028.3	(673.6)	—	—
Borrowing (repayment) of short-term borrowings, net	932.3	(1,110.3)	—	—	—	(178.0)
Issuance of long-term debt, net of discounts	1,190.1	—	—	—	—	1,190.1
Repayment of long-term debt	(87.1)	(900.0)	—	(5.8)	—	(992.9)
Issuance of common stock	45.8	—	—	—	—	45.8
Other, net	(17.9)	(7.2)	—	—	—	(25.1)
Cash provided by (used in) financing activities	(857.1)	(994.3)	29.3	(683.5)	1,727.0	(778.6)
Change in cash and cash equivalents	(236.8)	—	(0.4)	—	—	(237.2)
Cash and cash equivalents at beginning of period	248.5	—	0.4	—	—	248.9
Cash and cash equivalents at end of period	$11.7	$—	$—	$—	$—	$11.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Update and Market Conditions - We operate primarily fee-based businesses in each of our three reportable segments, and we expect our consolidated earnings to be nearly 90 percent fee-based in 2018. We are connected to supply in growing basins and have significant basin diversification, including the Williston, Permian, Powder River and DJ Basins and the STACK and SCOOP areas. Volumes increased across our asset footprint in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the first nine months of 2018, compared with the same period in 2017, with improved crude oil prices and as producers experienced improved drilling economics and continued improvements in production due to enhanced completion techniques. In addition, we have experienced increased demand for NGLs from petrochemical and NGL export facilities in the Gulf Coast. We are responding to the increasing supply and demand with approximately $6 billion of capital-growth projects, including natural gas processing plants, NGL pipelines and NGL fractionators supported by a combination of long-term primarily fee-based contracts, volume commitments and/or acreage dedications. Our NGL projects in the Gulf Coast also include flexibility to construct additional NGL fractionators, storage and export facilities in the future.

In recent quarters, we have experienced wider NGL price differentials as available pipeline and fractionation capacity in and between the Conway, Kansas, and Mont Belvieu, Texas, market centers tightened due to growing NGL supply from the Mid-Continent and Rocky Mountain regions, combined with increased petrochemical and NGL export demands, resulting in higher earnings from our Natural Gas Liquids segment’s optimization and marketing activities. We expect NGL price differentials to fluctuate and remain relatively wide until announced NGL pipeline and fractionation infrastructure projects are completed.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in this region, which includes the Williston, Powder River and DJ Basins. In our Natural Gas Gathering and Processing segment, our completed capital-growth projects have increased our gathering and processing capacity to approximately 1.0 Bcf/d in the Williston Basin and allow us to capture additional natural gas from the approximately 1 million acres dedicated to us in the core of this basin and approximately 3 million acres throughout the entire basin. With continued volume growth expected due to improved drilling economics and producer efficiencies, we recently announced plans to construct both the Demicks Lake I and the Demicks Lake II natural gas processing plants. These projects will provide an additional 400 MMcf/d of processing capacity in the core of the Williston Basin, which is expected to provide services necessary to help producers meet natural gas capture targets, while adding incremental NGLs to our NGL gathering system and supplying natural gas to our 50 percent-owned Northern Border Pipeline. The Demicks Lake I plant is expected to reach capacity soon after its completion in the fourth quarter 2019. In addition, we expanded our existing Bear Creek natural gas processing plant in the Williston Basin to 130 MMcf/d from 80 MMcf/d. In our Natural Gas Liquids segment, the volume growth in this region has resulted in the Overland Pass Pipeline, of which we own 50 percent, and our Bakken NGL pipeline operating at full capacities. We also are constructing the Elk Creek pipeline to support expected supply growth and provide needed infrastructure to transport NGLs out of the region to the Mid-Continent with connectivity to the Gulf Coast. We expect the southern section of the Elk Creek pipeline to be in service as early as the third quarter 2019, which would allow NGL production from the Powder River Basin to flow on this section of pipeline before the entire project is complete.

STACK and SCOOP - As producers continue to develop the STACK and SCOOP areas, we expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the Mid-Continent region. We anticipate NGL supply growth will continue to support increased demand as petrochemical companies complete expansion projects and exports increase. In our Natural Gas Gathering and Processing segment, we have more than 300,000 acres dedicated to us in the STACK and SCOOP areas and responded to producers’ needs by constructing the 200 MMcf/d expansion of our Canadian Valley natural gas processing plant, which increased our processing capacity to 1.1 Bcf/d in Oklahoma. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas. We are expanding our NGL gathering system in the Mid-Continent region, expanding our existing Sterling III pipeline and constructing the Arbuckle II pipeline. The Arbuckle II pipeline will transport NGLs originating across our supply basins to Mont Belvieu, Texas. We recently announced plans to construct an extension of the Arbuckle II pipeline further north along with additional NGL gathering infrastructure, as well as an expansion of the Arbuckle II pipeline by 100 MBbl/d up to a total capacity of 500 MBbl/d. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d. In the first quarter 2018, we completed the 100 MMcf/d expansion of our ONEOK Gas Transportation pipeline to provide increased westbound transportation services from the STACK area. In June 2018, we announced two additional expansion projects to our ONEOK Gas Transportation pipeline. The projects include an eastbound expansion of 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma and an additional westbound expansion of 100 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma. These projects are expected to be completed by the end of the first quarter 2019.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through the West Texas LPG pipeline system, which was recently extended into the core of the Delaware Basin through construction of an approximately 120-mile pipeline lateral and related infrastructure. In September 2018, we announced a second expansion of the West Texas LPG pipeline system, which will increase the mainline capacity by 80 MBbl/d as well as connect the West Texas LPG pipeline with the Arbuckle II pipeline, which is currently under construction. These projects are expected to position the West Texas LPG pipeline system for significant future NGL volume growth. In our Natural Gas Pipelines segment, our Roadrunner joint venture and our WesTex pipeline are well-positioned to serve growth in the Permian Basin. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our completed WesTex intrastate natural gas pipeline expansion project, creates future opportunities for us to deliver natural gas supply to Mexico and transport natural gas to other markets in the region. In June 2018, we announced the expansion of our WesTex Transmission system by 300 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. We also announced an expansion project to make Roadrunner bidirectional, which will result in approximately 1 Bcf/d of eastbound transportation capacity from the Delaware Basin to the Waha area. Both projects are expected to be completed in the first quarter 2019.

Gulf Coast - Demand for NGLs is strong and expected to increase at the Mont Belvieu, Texas, NGL market center as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities continue to be completed. NGL supply growth and new NGL pipelines recently completed or being constructed, including our Elk Creek pipeline, Arbuckle II pipeline and West Texas LPG pipeline projects, are increasing NGL deliveries to Mont Belvieu, Texas. While we have significant NGL fractionation and storage assets in this area, additional capacity is needed to accommodate expected volume growth. To respond to this need, we announced plans to construct two additional 125 MBbl/d fractionators with related infrastructure in Mont Belvieu, Texas, MB-4 and MB-5, which are both fully contracted. Following the completion of MB-4 and MB-5, we expect our Gulf Coast NGL fractionation capacity to be approximately 600 MBbl/d and more than 1 million Bbl/d across our entire system. Our MB-5 project also includes system expansions that provide infrastructure capacity to support additional assets as we continue to evaluate opportunities for fractionation, storage and export facilities to meet the supply and demand for NGLs.

Ethane Opportunity - NGL demand, particularly for ethane, has increased as exports have increased and petrochemical companies complete ethylene production projects and plant expansions. Ethane volumes gathered across our system increased approximately 100 MBbl/d to 400 MBbl/d in the third quarter 2018, compared with 300 MBbl/d in the same period in the prior year. Our NGL capital-growth projects are expected to help alleviate system constraints between the Conway, Kansas, and Mont Belvieu, Texas, market centers. Until our projects are completed, we expect the amount of ethane on our system to continue to fluctuate as NGL supply continues to increase, processing plants are constructed or modified to increase ethane recoveries, petrochemical companies complete expansion projects and exports increase.

Acquisition of Noncontrolling Interest - In July 2018, we acquired the remaining 20 percent interest in WTLPG that we did not already own for $195 million with cash on hand. As the sole owner of the West Texas LPG pipeline system, we expect to more effectively integrate it into our extensive NGL system, positioning us for future expansion opportunities in the Permian Basin.

Growth Projects - Increased producer activity and supply growth across our assets have increased demand for midstream infrastructure. We are responding to this growing demand by constructing assets to meet the needs of natural gas processors and producers across our asset footprint, including the Williston, Permian, Powder River and DJ Basins and the STACK and SCOOP areas. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from exports and power plants, some of which were previously fueled by coal. Since June 2017, we have announced approximately $6 billion of additional capital-growth projects supported by a combination of long-term primarily fee-based contracts, minimum volume commitments and acreage dedications to serve the expected growth and needs of natural gas processors and producers. We expect these growth projects to provide long-term fee-based earnings and incremental cash flows. We have contracted a substantial amount of the steel required for our pipeline projects from vendors located predominately in the United States. In addition to our large growth projects discussed below, in June 2018, we announced plans to expand our natural gas pipeline infrastructure in the Permian Basin and Oklahoma to provide additional natural gas takeaway capacity in these regions. Our announced large capital-growth projects are outlined in the tables below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Additional STACK processing capacity	200 MMcf/d processing capacity through long-term processing services agreement	$40	Complete
	30-mile natural gas gathering pipeline
Canadian Valley expansion and related infrastructure	200 MMcf/d processing plant expansion in the STACK area and related gathering infrastructure	160	Complete
	Increases capacity to more than 400 MMcf/d
	20 MBbl/d additional NGL volume
	Supported by acreage dedications, long-term primarily fee-based contracts and minimum volume commitments
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related infrastructure in the core of the Williston Basin	400	Fourth Quarter 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related infrastructure in the core of the Williston Basin	410	First Quarter 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Total Natural Gas Gathering and Processing		$1,010

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Liquids		(In millions)
West Texas LPG pipeline expansion	120-mile pipeline lateral extension with capacity of 110 MBbl/d in the Permian Basin	$200 (b)	Complete
	Supported by long-term dedicated NGL production from two planned third-party natural gas processing plants
Sterling III pipeline expansion and Arbuckle connection	60 MBbl/d NGL pipeline expansion	130	Fourth Quarter 2018
	Increases capacity to 250 MBbl/d
	Includes additional NGL gathering system expansions
	Supported by long-term third-party contracts
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with initial capacity of up to 240 MBbl/d, and related infrastructure	1,400	Fourth Quarter 2019 (c)
	Anchored by long-term contracts supported primarily by minimum volume commitments
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to 400 MBbl/d, and related infrastructure	1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1,000 MBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	295	First Quarter 2020
	Connecting West Texas LPG pipeline system to the previously announced Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	575	First Quarter 2020
	Fully contracted with long-term contracts
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu
Arbuckle II pipeline expansion	Increasing mainline capacity by 100 MBbl/d with additional pump facilities	60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	750	First Quarter 2021
	Fully contracted with long-term contracts
Total Natural Gas Liquids		$5,010
Total		$6,020
(a) - Excludes capitalized interest/AFUDC.
(b) - Reflects total project cost. In July 2018, we acquired the remaining 20 percent interest in WTLPG.
(c) - We expect the southern section of the pipeline to be in service as early as the third quarter 2019.

Debt Issuances - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028 and $450 million, 5.2 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

Equity Issuances - In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness. We have satisfied our expected equity financing needs for our announced capital-growth projects through the remainder of 2018. We expect to benefit from increasing cash flows from operations in 2019 and expect any additional equity financing to be considered in the latter part of 2019. This consideration will be based on the timing and amount of capital expenditures. If necessary, we expect any additional equity financing to be limited to issuances under our existing “at-the-market” equity program.

Dividends - In February 2018, May 2018 and August 2018, we paid quarterly dividends of $0.77 per share ($3.08 per share on an annualized basis), $0.795 per share ($3.18 per share on an annualized basis) and $0.825 per share ($3.30 per share on an annualized basis), respectively. We declared a quarterly dividend of $0.855 per share ($3.42 per share on an annualized basis) in October 2018. The quarterly dividend will be paid November 14, 2018, to shareholders of record at the close of business on November 5, 2018. We expect 75 to 85 percent of our 2018 dividend payments to investors to be a return of capital. Our dividend growth is due to the increase in cash flows resulting from the continued growth of our operations.

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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2018, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$3,083.6	$2,322.5	$8,578.9	$6,700.3	$761.1	33%	$1,878.6	28%
Services	310.3	583.8	877.6	1,681.5	(273.5)	(47%)	(803.9)	(48%)
Total revenues	3,393.9	2,906.3	9,456.5	8,381.8	487.6	17%	1,074.7	13%
Cost of sales and fuel (exclusive of items shown separately below)	2,560.8	2,229.4	7,104.6	6,464.3	331.4	15%	640.3	10%
Operating costs	230.4	204.3	670.7	608.6	26.1	13%	62.1	10%
Depreciation and amortization	107.4	102.3	317.9	302.6	5.1	5%	15.3	5%
Impairment of long-lived assets	—	16.0	—	16.0	(16.0)	(100%)	(16.0)	(100%)
Gain on sale of assets	(0.2)	(0.3)	(0.3)	(0.9)	(0.1)	(33%)	(0.6)	(67%)
Operating income	$495.5	$354.6	$1,363.6	$991.2	$140.9	40%	$372.4	38%
Equity in net earnings from investments	$39.3	$40.1	$116.1	$119.0	$(0.8)	(2%)	$(2.9)	(2%)
Impairment of equity investments	$—	$(4.3)	$—	$(4.3)	$(4.3)	(100%)	$(4.3)	(100%)
Interest expense, net of capitalized interest	$(121.9)	$(126.5)	$(351.1)	$(361.5)	$(4.6)	(4%)	$(10.4)	(3%)
Net income	$313.9	$166.5	$862.1	$528.7	$147.4	89%	$333.4	63%
Adjusted EBITDA	$650.2	$517.2	$1,822.4	$1,439.1	$133.0	26%	$383.3	27%
Capital expenditures	$694.3	$135.2	$1,309.7	$330.4	$559.1	*	$979.3	*
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices, sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to higher optimization and marketing earnings from wider location price differentials and the sale of purity NGL inventory previously held in our Natural Gas Liquids segment, and higher earnings resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. The increases in operating income and adjusted EBITDA were offset partially by higher employee-related costs associated with labor and benefits in all three of our segments; materials, supplies and outside services costs in our Natural Gas Gathering and Processing segment related to the growth of our operations and the timing of routine maintenance projects in our Natural Gas Pipelines and Natural Gas Liquids segments. Results for the nine months ended September 30, 2017, also include operating costs related to the Merger Transaction of $29.5 million.

The increase in operating income for the three and nine months ended September 30, 2018, compared with the same periods in 2017, were also offset partially by higher depreciation expense due to capital projects placed in service. Operating income for the nine months ended September 30, 2018, was also impacted by higher noncash share-based compensation expense associated with the increase in our share price in 2018, compared with the same period in 2017.

Capital expenditures increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to spending on our announced capital-growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are sold and delivered through natural gas liquids pipelines to fractionation facilities for further processing.

Revenue Recognition - Revenues for this segment are derived primarily from commodity sales and service contracts. For commodity sales, we contract to deliver residue natural gas, condensate and/or unfractionated NGLs to downstream customers at a specified delivery point. Our sales of NGLs are typically to our affiliate in the Natural Gas Liquids segment. For fee-only contracts, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed. Under a POP with fee contract, we charge fees for gathering, treating, compressing and processing the producer’s natural gas. We also generally purchase the producer’s raw natural gas, which we process into residue natural gas and NGLs, then we sell these commodities and associated condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. Upon adoption of Topic 606 in January 2018, the contractual fees we charge producers on the majority of our POP with fee contracts are now recorded as a reduction to the commodity purchase price in cost of sales and fuel. In 2017 and prior periods, we recorded these fees as services revenue. The contractual fees on POP with fee contracts that include producer take-in-kind rights will continue to be recorded as services revenue, as we do not control the raw natural gas stream while we are providing midstream services.

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP contracts. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2018 and for 2019. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP areas, which helps to mitigate volumetric risk.

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

We continue to evaluate opportunities to increase the capacity of our gathering and processing assets or construct new assets to accommodate supply growth.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$451.7	$316.7	$1,206.7	$796.0	$135.0	43%	$410.7	52%
Condensate sales	49.5	23.0	155.5	63.9	26.5	*	91.6	*
Residue natural gas sales	245.5	218.8	709.1	645.1	26.7	12%	64.0	10%
Gathering, compression, dehydration and processing fees and other revenue	44.6	224.4	128.9	625.0	(179.8)	(80%)	(496.1)	(79%)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(542.5)	(567.0)	(1,478.0)	(1,544.3)	(24.5)	(4%)	(66.3)	(4%)
Operating costs, excluding noncash compensation adjustments	(88.4)	(77.0)	(262.9)	(221.0)	11.4	15%	41.9	19%
Equity in net earnings from investments; excluding noncash impairment charges	—	3.4	0.9	9.8	(3.4)	(100%)	(8.9)	(91%)
Other	(0.8)	(0.3)	(3.2)	(0.3)	(0.5)	*	(2.9)	*
Adjusted EBITDA	$159.6	$142.0	$457.0	$374.2	$17.6	12%	$82.8	22%
Capital expenditures	$213.0	$85.5	$433.6	$185.7	$127.5	*	$247.9	*
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $17.6 million for the three months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $31.8 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines; and

•	an increase of $7.9 million due primarily to higher realized NGL and condensate prices; offset partially by

•
an increase of $11.4 million in operating costs due primarily to increased materials and supplies and outside services related to the growth of our operations and higher employee-related costs associated with labor and benefits;

•	a decrease of $6.7 million due to contract settlements; and

•	a decrease of $3.4 million due primarily to lower equity in net earnings from investments in the dry natural gas area of the Powder River Basin.

Adjusted EBITDA increased $82.8 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $120.8 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines; and

•	an increase of $14.2 million due primarily to higher realized NGL and condensate prices, offset partially by lower realized natural gas prices; offset partially by

•
an increase of $41.9 million in operating costs due primarily to increased materials and supplies and outside services related to the growth of our operations and higher employee-related costs associated with labor and benefits; and

•	a decrease of $8.9 million due primarily to lower equity in net earnings from investments in the dry natural gas area of the Powder River Basin.

Capital expenditures increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to our announced capital-growth projects and increased well connections.

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

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2018	2017	2018	2017
Natural gas gathered (BBtu/d)	2,582	2,278	2,516	2,147
Natural gas processed (BBtu/d) (b)	2,447	2,128	2,366	1,995
NGL sales (MBbl/d)	195	193	195	184
Residue natural gas sales (BBtu/d)	1,145	955	1,046	869
Average contractual fee rate ($/MMBtu)	$0.92	$0.86	$0.90	$0.86
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

Our natural gas gathered and processed volumes increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to the following:

•	producers focusing their drilling and completion in the most productive areas with favorable economics where we have significant gathering and processing assets; and

•	continued producer improvements in production due to enhanced completion techniques; offset partially by

•	natural production declines.

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

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins, where we provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle are connected to our natural gas liquids gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our natural gas liquids fractionation and pipeline assets.

Revenue Recognition - In many of our exchange services contracts, we purchase the unfractionated NGLs at the tailgate of the processing plant and deduct contractual fees related to the transportation and fractionation services we must perform before we can sell them as NGL products. Upon adoption of Topic 606 in January 2018, the contractual fees we charge are now recorded as a reduction to the commodity purchase price in cost of sales and fuel. To the extent we hold unfractionated NGLs in inventory, the related contractual fees previously recorded in services revenue when NGLs were received on our system will not be recognized until the unfractionated inventory is fractionated and sold. During the nine months ended September 30, 2018, we experienced an increase in our unfractionated NGL inventory. The contractual fees associated with those barrels are reflected in the cost of our inventory and will not be recognized in earnings until the inventory is fractionated and sold.

Growth Projects - Our Natural Gas Liquids segment invests in NGL-related projects to transport, fractionate and store NGL supply from shale and other resource development areas across our asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

We continue to evaluate opportunities to increase the capacity of our gathering and fractionation assets or construct new assets to connect supply growth from the Williston and Powder River Basins, Mid-Continent region and Permian Basin with end-use markets.

In the nine months ended September 30, 2018, we connected three third-party natural gas processing plants to our NGL system in the STACK and SCOOP areas and one in the Rocky Mountain region. One third-party natural gas processing plant also was expanded in the STACK and SCOOP areas of the Mid-Continent region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,861.9	$2,097.7	$7,884.2	$6,055.0	$764.2	36%	$1,829.2	30%
Exchange service revenues and other	119.1	357.2	304.8	1,046.9	(238.1)	(67%)	(742.1)	(71%)
Transportation and storage revenues	45.3	47.0	143.7	141.8	(1.7)	(4%)	1.9	1%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,544.9)	(2,136.2)	(7,009.4)	(6,188.5)	408.7	19%	820.9	13%
Operating costs, excluding noncash compensation adjustments	(97.5)	(86.1)	(275.2)	(251.6)	11.4	13%	23.6	9%
Equity in net earnings from investments	16.5	15.3	49.5	44.1	1.2	8%	5.4	12%
Other	(1.4)	(1.0)	(4.4)	(2.2)	(0.4)	(40%)	(2.2)	(100%)
Adjusted EBITDA	$399.0	$293.9	$1,093.2	$845.5	$105.1	36%	$247.7	29%
Capital expenditures	$444.8	$27.0	$786.6	$59.8	$417.8	*	$726.8	*
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes and the impact of the adoption of Topic 606, as described in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report, affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $105.1 million for the three months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $67.6 million in optimization and marketing due primarily to wider location price differentials and higher earnings on the sale of NGL products; and

•
an increase of $52.8 million in exchange services due to increased volumes in the Mid-Continent region, primarily in the STACK and SCOOP areas, higher average fee rates in the Permian Basin and the impact of Hurricane Harvey on volumes in 2017; offset partially by

•
an increase of $11.4 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and the timing of routine maintenance projects, offset by the impact of Hurricane Harvey on operating costs in 2017.

Adjusted EBITDA increased $247.7 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $141.2 million in optimization and marketing due primarily to wider location price differentials and higher earnings on the sale of NGL products;

•
an increase of $134.4 million in exchange services due to increased volumes in the Mid-Continent region, primarily in the STACK and SCOOP areas, higher average fee rates in the Permian Basin and the impact of Hurricane Harvey on volumes in 2017, offset partially by the timing of earnings associated with higher unfractionated NGL inventory levels, lower volumes in the Barnett Shale and the impact of severe winter weather in the first quarter 2018; and

•	an increase of $5.4 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline; offset partially by

•
an increase of $23.6 million in operating costs due primarily to higher employee-related costs associated with labor and benefits, timing of routine maintenance projects and higher ad valorem taxes, offset partially by the impact of Hurricane Harvey on operating costs in 2017; and

•	a decrease of $7.6 million in transportation and storage services due primarily to lower storage capacity contracted with third parties in the Mid-Continent region.

Capital expenditures increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2018	2017	2018	2017
NGLs transported-gathering lines (MBbl/d) (a)	956	812	905	794
NGLs fractionated (MBbl/d) (b)	732	605	707	600
NGLs transported-distribution lines (MBbl/d) (a)	544	569	564	559
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.24	$0.05	$0.16	$0.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to increased volumes in the Mid-Continent region, primarily in the STACK and SCOOP areas, and from the impact of Hurricane Harvey in 2017. NGLs fractionated increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due to higher gathered volumes and improved operating efficiencies at our fractionators. While overall NGL volumes, including ethane, across our system increased, a portion of the contractual fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

Growth Projects - In June 2018, we announced plans to expand our natural gas pipeline infrastructure in Oklahoma and the Permian Basin. The projects include an eastbound expansion of our ONEOK Gas Transportation system by 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma, a westbound expansion of our ONEOK Gas Transportation system by 100 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma, and an expansion of our WesTex Transmission system by 300 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. Additionally, we announced an expansion project on our Roadrunner joint venture to make the pipeline bidirectional, which will result in approximately 1 Bcf/d of eastbound transportation capacity from the Delaware Basin to the Waha area. These projects are expected to be completed by the end of the first quarter 2019.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$84.5	$81.1	$245.4	$242.0	$3.4	4%	$3.4	1%
Storage revenues	13.6	14.4	44.3	43.7	(0.8)	(6%)	0.6	1%
Residue natural gas sales and other revenues	7.1	10.9	25.2	25.4	(3.8)	(35%)	(0.2)	(1%)
Cost of sales and fuel (exclusive of depreciation and and operating costs)	(2.4)	(10.6)	(10.5)	(34.0)	(8.2)	(77%)	(23.5)	(69%)
Operating costs, excluding noncash compensation adjustments	(35.4)	(28.4)	(100.2)	(90.6)	7.0	25%	9.6	11%
Equity in net earnings from investments	22.8	21.3	65.7	65.1	1.5	7%	0.6	1%
Other	(0.1)	(1.2)	(0.8)	(0.5)	1.1	92%	(0.3)	(60%)
Adjusted EBITDA	$90.1	$87.5	$269.1	$251.1	$2.6	3%	$18.0	7%
Capital expenditures	$31.5	$18.8	$71.9	$70.7	$12.7	68%	$1.2	2%
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

As a result of the adoption of Topic 606, we recorded retained fuel charges as a reduction to cost of sales and fuel that would have been recorded as transportation or storage revenue prior to adoption and therefore the impact is offset between these line items.

Adjusted EBITDA increased $2.6 million for the three months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $9.9 million from transportation services due primarily to increased interruptible volumes and firm transportation capacity contracted; and

•	an increase of $1.5 million from equity earnings due primarily to higher firm transportation revenues on Roadrunner; offset partially by

•	an increase of $7.0 million in operating costs due primarily to employee-related costs associated with labor and benefits and timing of routine maintenance projects; and

•	a decrease of $2.6 million from net retained fuel due primarily to lower equity gas sales related to transportation and storage service.

Adjusted EBITDA increased $18.0 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the following:

•	an increase of $21.4 million from transportation services due primarily to increased interruptible volumes and firm transportation capacity contracted; and

•	an increase of $6.3 million from natural gas storage services due primarily to higher incremental storage services; offset partially by

•	an increase of $9.6 million in operating costs due primarily to employee-related costs associated with labor and benefits and timing of routine maintenance projects.

Capital expenditures increased for the three and nine months ended September 30, 2018, compared with the same periods in 2017, due primarily to timing of maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2018	2017	2018	2017
Natural gas transportation capacity contracted (MDth/d)	6,812	6,593	6,747	6,600
Transportation capacity subscribed	96%	94%	95%	94%
(a) - Includes volumes for consolidated entities only.

Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity through 2041.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020. We made contributions of $83 million to Northern Border Pipeline in the third quarter 2017. We made no contributions to Northern Border Pipeline in 2018.

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered tariff rate reductions beginning January 1, 2018, that will reduce tariff rates 12.5 percent by January 2020, compared with previous tariff rates, and requires new tariff rates to be established by January 2024. We do not expect the impact of lower tariff rates on Northern Border Pipeline’s earnings and cash distributions to be material to us.

In March 2018, the FERC initiated a review of Midwestern Gas Transmission Company’s rates pursuant to Section 5 of the Natural Gas Act. The parties reached agreement on the terms of a settlement that provides for an approximate 7 percent reduction in transportation rates. The revised rates became effective September 1, 2018, and the settlement agreement was filed with the FERC in October 2018.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$313,916	$166,531	$862,144	$528,707
Add:
Interest expense, net of capitalized interest	121,910	126,533	351,131	361,468
Depreciation and amortization	107,383	102,298	317,908	302,566
Income taxes	102,983	97,128	266,285	195,913
Impairment charges	—	20,240	—	20,240
Noncash compensation expense	5,829	4,883	27,195	9,790
Other noncash items and equity AFUDC (a)	(1,834)	(420)	(2,305)	20,450
Adjusted EBITDA	$650,187	$517,193	$1,822,358	$1,439,134
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$159,599	$141,950	$457,016	$374,178
Natural Gas Liquids	399,026	293,919	1,093,166	845,457
Natural Gas Pipelines	90,106	87,527	269,097	251,145
Other (b)	1,456	(6,203)	3,079	(31,646)
Adjusted EBITDA	$650,187	$517,193	$1,822,358	$1,439,134
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

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows related to i) capital expenditures, ii) repayment of debt maturities and iii) dividends paid to shareholders. We expect our cash outflows related to capital expenditures and dividends paid to increase due to our announced capital-growth projects, our recent equity issuances and higher anticipated dividends per share, subject to board of directors’ approval.

We expect our sources of cash inflow to continue to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. Our $1.25 billion notes offering completed in July 2018 provided additional liquidity to fund capital expenditures and repay existing indebtedness. We may access the capital markets to issue debt or equity securities as we consider prudent to provide liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. We expect to continue to fund capital projects primarily with cash from operations, short-term borrowings and long-term debt. With $1.6 billion of equity issued in 2017 and January 2018, we have satisfied our expected equity financing needs for our announced capital-growth projects through the remainder of 2018. We expect to benefit from increasing cash flows from operations in 2019 and expect any additional equity financing to be considered in the latter part of 2019. This consideration will be based on the timing and amount of capital expenditures. If necessary, we expect any additional equity financing to be limited to issuances under our existing “at-the-market” equity program.

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

At September 30, 2018, we had $84.5 million of cash and cash equivalents and $2.4 billion of borrowing capacity under our $2.5 Billion Credit Agreement, and we were in compliance with all covenants of our $2.5 Billion Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $642.3 million and $902.9 million as of September 30, 2018, and December 31, 2017, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at September 30, 2018, was driven primarily by current maturities of long-term debt, with December 31, 2017, also impacted by short-term borrowings. We may have working capital deficits in future periods as we continue to finance our capital projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, may also contribute to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement and commercial paper program, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes and/or loans from financial institutions. Other options to obtain financing include, but are not limited to, issuing common stock, issuance of convertible debt securities or preferred equity securities, asset securitization and the sale and lease-back of facilities.

Debt Issuances - In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55 percent senior notes due 2028, and $450 million, 5.2 percent senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - In August 2018, we repaid $425 million, 3.2 percent senior notes due September 2018 with cash on hand. In January 2018, we repaid the remaining $500 million balance outstanding on the Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings.

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

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the year ended December 31, 2017, we sold 8.4 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $448.3 million. During the three and nine months ended September 30, 2018, no shares were sold through our “at-the-market” equity program.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $1.3 billion and $330.4 million for the nine months ended September 30, 2018 and 2017, respectively.

We expect our total 2018 growth capital expenditures to range from $2.0 billion to $2.3 billion and our maintenance capital expenditures to range from $170.0 million to $180.0 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of October 22, 2018, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2018, May 2018 and August 2018 were $0.77 per share, $0.795 per share and $0.825 per share, respectively. A dividend of $0.855 per share was declared for the shareholders of record at the close of business on November 5, 2018, payable November 14, 2018.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. We paid dividends for the Series E Preferred Stock of $0.3 million each in February 2018, May 2018 and August 2018. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2018.

For the nine months ended September 30, 2018, cash flows from operations exceeded cash dividends paid by $533.4 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2018 vs. 2017
	September 30,		Favorable (Unfavorable)
	2018	2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,516.5	$936.0	$580.5
Investing activities	(1,484.8)	(394.6)	(1,090.2)
Financing activities	15.6	(778.6)	794.2
Change in cash and cash equivalents	47.3	(237.2)	284.5
Cash and cash equivalents at beginning of period	37.2	248.9	(211.7)
Cash and cash equivalents at end of period	$84.5	$11.7	$72.8

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased to $1.5 billion for the nine months ended September 30, 2018, compared with $1.1 billion for the same period in 2017. This increase is due primarily to higher earnings resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher optimization and marketing earnings due primarily to wider location price differentials and the sale of NGL inventory previously held in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows $44.8 million for the nine months ended September 30, 2018, compared with a decrease of $139.8 million for the same period in 2017. This change is due primarily to the change in the fair value of our risk-management assets and liabilities; the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices; and the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2018, increased $1.1 billion compared with the same period in 2017, due primarily to increased capital expenditures related to our capital-growth projects and the WTLPG acquisition.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2018, increased $794.2 million compared with the same period in 2017, due primarily to issuance of common stock, offset partially by repayment of short-term borrowings and increased dividends.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.66	/ gallon	82%
Condensate (MBbl/d) - WTI-NYMEX	2.3	$53.20	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	67.1	$2.79	/ MMBtu	74%

	Year Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.6	$0.71	/ gallon	84%
Condensate (MBbl/d) - WTI-NYMEX	2.7	$58.55	/ Bbl	80%
Natural gas (BBtu/d) - NYMEX and basis	82.0	$2.30	/MMBtu	89%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2018. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the three months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.1 million and $0.2 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.2 million and $0.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2018, and for the year ending December 31, 2019, by approximately $0.5 million and $0.4 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2018, and December 31, 2017, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $1.3 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2017, we had interest-rate swaps with a notional amount totaling $500 million to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges. At September 30, 2018, we had derivative assets of $50.5 million related to these interest-rate swaps. At December 31, 2017, we had derivative assets of $50.0 million related to these interest-rate swaps.

In 2018, we entered into $1.5 billion of forward-starting interest-rate swaps and treasury lock contracts to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.0 billion of our forward-starting interest rate swaps and treasury lock contracts related to our underwritten public offering of $1.25 billion senior unsecured notes completed in July 2018, and the remaining $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Customer concentration - For the nine months ended September 30, 2018, no single customer represented more than 10 percent of our consolidated revenues.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under POP with fee contracts, as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. For the nine months ended September 30, 2018 and 2017, approximately 95 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We earn sales revenue on the downstream sales of NGL products. For the nine months ended September 30, 2018 and 2017, approximately 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers and marketing companies. For the nine months ended September 30, 2018 and 2017, approximately 85 percent and 90 percent, respectively, of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed September 20, 2018 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Balance Sheets at September 30, 2018, and December 31, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (vi) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 31, 2018	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)