Form 10-Q
period 2019-03-31
ONEOK INC /NEW/
filed 2019-05-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019.
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
Yes __ No X

On April 22, 2019, the Company had 412,756,216 shares of common stock outstanding.

This page intentionally left blank.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors, divisions, and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars, except per share amounts)
Revenues (Note L)
Commodity sales	$2,472,959	$2,820,004
Services	306,999	282,073
Total revenues	2,779,958	3,102,077
Cost of sales and fuel (exclusive of items shown separately below)	1,956,377	2,368,026
Operations and maintenance	207,251	181,181
Depreciation and amortization	114,158	104,237
General taxes	33,490	29,023
Gain on sale of assets	(60)	(89)
Operating income	468,742	419,699
Equity in net earnings from investments (Note I)	43,481	40,187
Allowance for equity funds used during construction	12,441	230
Other income	9,360	738
Other expense	(3,462)	(3,309)
Interest expense (net of capitalized interest of $19,192, and $2,038, respectively)	(115,420)	(115,725)
Income before income taxes	415,142	341,820
Income taxes	(77,934)	(75,771)
Net income	337,208	266,049
Less: Net income attributable to noncontrolling interests	—	1,541
Net income attributable to ONEOK	337,208	264,508
Less: Preferred stock dividends	275	275
Net income available to common shareholders	$336,933	$264,233

Basic earnings per common share (Note G)	$0.82	$0.65

Diluted earnings per common share (Note G)	$0.81	$0.64
Average shares (thousands)
Basic	412,908	409,676
Diluted	415,233	412,173
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars)
Net income	$337,208	$266,049
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $20,593 and $(10,312), respectively	(68,944)	34,524
Realized (gains) losses on derivatives recognized in net income, net of tax of $4,177 and $(3,578), respectively	(12,171)	11,976
Change in retirement and other postretirement benefit plan liability, net of tax of $(699) and $(781), respectively	2,341	2,615
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $750 and $(844), respectively	(2,511)	2,824
Total other comprehensive income (loss), net of tax	(81,285)	51,939
Comprehensive income	255,923	317,988
Less: Comprehensive income attributable to noncontrolling interests	—	1,541
Comprehensive income attributable to ONEOK	$255,923	$316,447
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$27,814	$11,975
Accounts receivable, net	812,869	818,958
Materials and supplies	163,731	141,174
Natural gas and natural gas liquids in storage	243,223	296,667
Commodity imbalances	38,349	29,050
Other current assets	56,793	100,808
Total current assets	1,342,779	1,398,632
Property, plant and equipment
Property, plant and equipment	18,887,742	18,030,963
Accumulated depreciation and amortization	3,369,710	3,264,312
Net property, plant and equipment	15,518,032	14,766,651
Investments and other assets
Investments in unconsolidated affiliates	950,924	969,150
Goodwill and intangible assets	964,167	967,142
Other assets	158,423	130,096
Total investments and other assets	2,073,514	2,066,388
Total assets	$18,934,325	$18,231,671

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2019	2018
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$307,650	$507,650
Accounts payable	1,027,322	1,116,337
Commodity imbalances	120,145	110,197
Accrued interest	113,567	161,377
Finance lease liability	1,809	1,765
Other current liabilities	119,176	211,110
Total current liabilities	1,689,669	2,108,436
Long-term debt, excluding current maturities (Note D)	10,004,341	8,873,334
Deferred credits and other liabilities
Deferred income taxes	270,751	219,731
Finance lease liability	25,775	26,244
Other deferred credits	501,783	424,383
Total deferred credits and other liabilities	798,309	670,358
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 412,752,687 shares at March 31, 2019; issued 445,016,234 shares and outstanding 411,532,606 shares at December 31, 2018	4,450	4,450
Paid-in capital	7,527,847	7,615,138
Accumulated other comprehensive loss (Note F)	(269,524)	(188,239)
Retained earnings	—	—
Treasury stock, at cost: 32,263,547 shares at March 31, 2019, and 33,483,628 shares at December 31, 2018	(820,767)	(851,806)
Total equity	6,442,006	6,579,543
Total liabilities and equity	$18,934,325	$18,231,671
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$337,208	$266,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,158	104,237
Equity in net earnings from investments	(43,481)	(40,187)
Distributions received from unconsolidated affiliates	45,936	41,095
Deferred income taxes	75,994	74,890
Share-based compensation expense	8,607	7,203
Pension and postretirement benefit expense, net of contributions	(12,250)	(8,393)
Allowance for equity funds used during construction	(12,441)	(230)
Gain on sale of assets	(60)	(89)
Changes in assets and liabilities:
Accounts receivable	6,089	358,733
Natural gas and natural gas liquids in storage	53,444	149,825
Accounts payable	(62,469)	(361,008)
Commodity imbalances, net	649	(39,755)
Accrued interest	(47,810)	(37,784)
Risk-management assets and liabilities	4,362	34,387
Other assets and liabilities, net	(114,330)	(53,652)
Cash provided by operating activities	353,606	495,321
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(889,705)	(264,467)
Contributions to unconsolidated affiliates	(1,016)	(147)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	13,527	8,721
Proceeds from sale of assets	12,365	241
Cash used in investing activities	(864,829)	(255,652)
Financing activities
Dividends paid	(354,203)	(316,408)
Distributions to noncontrolling interests	—	(1,500)
Borrowing (repayment) of short-term borrowings, net	—	(614,673)
Issuance of long-term debt, net of discounts	1,442,782	—
Debt financing costs	(11,663)	—
Repayment of long-term debt	(501,913)	(501,913)
Issuance of common stock	4,784	1,182,117
Other, net	(52,725)	(7,011)
Cash provided by (used in) financing activities	527,062	(259,388)
Change in cash and cash equivalents	15,839	(19,719)
Cash and cash equivalents at beginning of period	11,975	37,193
Cash and cash equivalents at end of period	$27,814	$17,474
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share (Note E)	—	—	—	—	(17,438)
Other	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (a)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	21,850,000	—	218	—	1,169,247
Common stock dividends - $0.77 per share	—	—	—	—	(11,960)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	(10,717)
March 31, 2018	445,016,234	20,000	$4,450	$—	$7,735,173

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive income (loss) (Note F)	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share (Note E)	—	(336,866)	—	(354,304)
Other	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (a)	(38,101)	39,803	—	17	1,719
Net income	—	264,508	—	1,541	266,049
Other comprehensive income (loss)	51,939	—	—	—	51,939
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	13,228	—	1,182,693
Common stock dividends - $0.77 per share	—	(304,311)	—	—	(316,271)
Distributions to noncontrolling interests	—	—	—	(1,500)	(1,500)
Contributions from noncontrolling interests	—	—	—	10,263	10,263
Other	—	—	—	—	(10,717)
March 31, 2018	$(174,692)	$—	$(863,485)	$167,806	$6,869,252
(a) - Includes cumulative effect for adoption of the following: ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”; ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”; and ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2018 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

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
First quarter 2019
We adopted this standard on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. We recorded an immaterial cumulative effect for the adoption of the new standard and recorded $17.5 million of right-of-use assets and $17.4 million of lease liabilities related to operating leases that were not previously recorded on our Consolidated Balance Sheets. Our finance lease assets and liabilities of $28.1 million and $28.0 million, respectively, did not change as a result of adopting this standard. See Note K for additional disclosures.

ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”	The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.	First quarter 2019	The impact of adopting this standard was not material.
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

Determining Fair Value - For our fair value measurements, we utilize market prices, third-party pricing services, present value methods and standard option valuation models to determine the price we would receive from the sale of an asset or the transfer of a liability in an orderly transaction at the measurement date. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes and third-party pricing services. These balances are comprised predominantly of exchange-cleared and over-the-counter derivatives for natural gas basis and NGLs. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at March 31, 2019, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2019
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,468	$—	$32,840	$34,308	$(27,156)	$7,152
Physical contracts	—	—	751	751	—	751
Total derivative assets	$1,468	$—	$33,591	$35,059	$(27,156)	$7,903
Derivative liabilities
Commodity contracts
Financial contracts	$(5,094)	$—	$(22,062)	$(27,156)	$27,156	$—
Interest-rate contracts	—	(149,984)	—	(149,984)	—	(149,984)
Total derivative liabilities	$(5,094)	$(149,984)	$(22,062)	$(177,140)	$27,156	$(149,984)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2019, we held no cash and posted $20.0 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2018, we held no cash and posted $0.8 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2019	2018
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$40,484	$(32,838)
Total realized/unrealized gains (losses):
Included in earnings (a)	—	(85)
Included in other comprehensive income (loss) (b)	(28,955)	36,021
Net assets (liabilities) at end of period	$11,529	$3,098
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.
(b) - Included in unrealized gains (losses) on derivatives in our Consolidated Statements of Comprehensive Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three months ended March 31, 2019 and 2018, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $11.0 billion and $9.6 billion at March 31, 2019, and December 31, 2018, respectively. The book value of our consolidated long-term debt, including current maturities, was $10.3 billion and $9.4 billion at March 31, 2019, and December 31, 2018, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Liquids segment, we are primarily exposed to commodity price risk resulting from the relative values of the various NGL products to each other, the value of NGLs in storage and the relative value of NGLs to natural gas. We are also exposed to location price differential risk as a result of the relative value of NGL purchases at one location and sales at another location, primarily related to our optimization and marketing activities. As part of our hedging strategy, we utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate pipelines consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At March 31, 2019, and December 31, 2018, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2019, we settled $1.0 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes.

At March 31, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $2.0 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At March 31, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - Our accounting treatment of derivative instruments is consistent with that disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Fair Values of Derivative Instruments - All derivatives held at March 31, 2019, and December 31, 2018, were designated as hedging instruments. See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		March 31, 2019		December 31, 2018
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets	$30,763	$(24,662)	$78,891	$(31,793)
	Other assets	3,545	(2,494)	1,086	(946)
Physical contracts	Other current assets	751	—	1,142	—
Interest-rate contracts	Other current assets/other current liabilities	—	(4,714)	19,005	(15,012)
	Other deferred credits	—	(145,270)	—	(84,248)
Total derivatives designated as hedging instruments		$35,059	$(177,140)	$100,124	$(131,999)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2019		December 31, 2018
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(41.4)	—	(29.9)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	6.5	(13.5)	6.5	(13.8)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(41.4)	—	(29.9)
Interest-rate contracts (Millions of dollars)	Swaps	$3,250.0	$—	$4,250.0	$—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31,
	2019	2018
	(Thousands of dollars)
Commodity contracts	$(21,625)	$20,925
Interest-rate contracts	(67,912)	23,911
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives	$(89,537)	$44,836

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended
		March 31,
		2019	2018
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues/cost of sales and fuel	$18,852	$(11,611)
Interest-rate contracts	Interest expense	(2,504)	(3,943)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives		$16,348	$(15,554)

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2019.

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

At March 31, 2019, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	March 31, 2019	December 31, 2018
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$500,000 at 8.625% due March 2019	—	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$1,500,000 term loan, variable rate, due November 2021	750,000	550,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	450,000
Guardian Pipeline
Weighted average 7.85% due December 2022	27,045	28,957
Total debt	10,399,442	9,451,354
Unamortized portion of terminated swaps	16,320	16,750
Unamortized debt issuance costs and discounts	(103,771)	(87,120)
Current maturities of long-term debt	(307,650)	(507,650)
Long-term debt	$10,004,341	$8,873,334

$2.5 Billion Credit Agreement - In June 2018, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2023. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.5 to 1 at March 31, 2019, and 5.0 to 1 thereafter. Once the covenant decreases to 5.0 to 1, if we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters. At March 31, 2019, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 3.6 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In March 2019, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $700 million, 4.35% senior notes due 2029 and an additional issuance of $550 million of our existing 5.2% senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, and exclusive of accrued interest, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which is available to be drawn until May 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. As of March 31, 2019, we had borrowings totaling $750 million outstanding under our $1.5 Billion Term Loan Agreement, which were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - We repaid our $500 million, 8.625% senior notes due March 2019 with a combination of cash on hand and short-term borrowings.

For additional discussion of our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement, see Note F of the Notes to Consolidated Financial Statements in our Annual Report.

E.	EQUITY

Noncontrolling Interests - In July 2018, we acquired the remaining 20% interest that we did not own in WTLPG for $195 million with cash on hand. We are now the sole owner of the West Texas LPG pipeline system.

Equity Issuances - In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. No shares have been sold through our “at-the-market” equity program since December 2017.

In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness.

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2019 were $0.86 per share. A dividend of $0.865 per share was declared for shareholders of record at the close of business on April 29, 2019, payable May 15, 2019.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2019. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 15, 2019.

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2019	$(64,660)	$(121,785)	$(1,794)	$(188,239)
Other comprehensive income (loss) before reclassifications	(68,944)	(104)	(2,453)	(71,501)
Amounts reclassified from accumulated other comprehensive loss	(12,171)	2,445	(58)	(9,784)
Other comprehensive income (loss)	(81,115)	2,341	(2,511)	(81,285)
March 31, 2019	$(145,775)	$(119,444)	$(4,305)	$(269,524)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.

The following table sets forth information about the balance of accumulated other comprehensive loss at March 31, 2019, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 21 months (b)	$6,422
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(36,709)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(115,488)
Accumulated other comprehensive loss at March 31, 2019	$(145,775)
(a) - All amounts are presented net of tax.
(b) - Based on March 31, 2019, commodity prices, we will realize $5.6 million in net gains, net of tax, over the next 12 months and $0.8 million in net gains, net of tax, thereafter.
(c) - Losses of $13.6 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2019	2018
	(Thousands of dollars)
Risk-management assets/liabilities
Commodity contracts	$18,852	$(11,611)	Commodity sales revenues/cost of sales and fuel
Interest-rate contracts	(2,504)	(3,943)	Interest expense
	16,348	(15,554)	Income before income taxes
	(4,177)	3,578	Income taxes
	$12,171	$(11,976)	Net income

Retirement and other postretirement benefit plan obligations (a)
Amortization of net loss	$(3,232)	$(4,592)	Other income (expense)
Amortization of unrecognized prior service credit	57	415	Other income (expense)
	(3,175)	(4,177)	Income before income taxes
	730	961	Income taxes
	$(2,445)	$(3,216)	Net income

Risk-management assets/liabilities of unconsolidated affiliates
Interest-rate contracts	$75	$47	Equity in net earnings from investments
	(17)	(11)	Income taxes
	$58	$36	Net income

Total reclassifications for the period	$9,784	$(15,156)	Net income
(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note H for additional detail of our net periodic benefit cost.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$336,933	412,908	$0.82
Diluted EPS
Effect of dilutive securities	—	2,325
Net income available for common stock and common stock equivalents	$336,933	415,233	$0.81

	Three Months Ended March 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$264,233	409,676	$0.65
Diluted EPS
Effect of dilutive securities	—	2,497
Net income attributable to ONEOK available for common stock and common stock equivalents	$264,233	412,173	$0.64

H.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost (income) for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,954	$1,832	$117	$211
Interest cost	5,126	4,408	509	527
Expected return on plan assets	(5,892)	(5,969)	(570)	(672)
Amortization of prior service credit	—	—	(57)	(415)
Amortization of net loss	3,158	4,258	74	334
Net periodic benefit cost (income)	$4,346	$4,529	$73	$(15)

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Northern Border Pipeline	$20,802	$17,137
Overland Pass Pipeline Company	17,394	16,387
Roadrunner Gas Transmission	6,338	4,958
Other	(1,053)	1,705
Equity in net earnings from investments	$43,481	$40,187

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Income Statement
Revenues	$167,046	$158,908
Operating expenses	$69,800	$68,401
Net income	$90,897	$84,480

Distributions paid to us	$59,463	$49,816

We incurred expenses in transactions with unconsolidated affiliates of $41.8 million and $37.5 million for the three months ended March 31, 2019 and 2018, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at March 31, 2019, and December 31, 2018, were $14.1 million and $14.7 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, were not material.

J.	COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to facility/pipeline safety and integrity as well as air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, in March 2017, the United States District Court for the District of Nevada (the Nevada District Court) granted summary judgment to ONEOK Energy Services Company, L.P. (OESC) in Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming (the Wyoming District Court) in September 2005, transferred to MDL-1566 in the Nevada District Court). In September 2017, the Nevada District Court entered a final judgment in favor of OESC in Sinclair, which was appealed by Sinclair Oil Corporation to the Ninth Circuit Court of Appeals. In August 2018, the Ninth Circuit Court of Appeals reversed the Nevada District Court’s granting of summary judgment and remanded the case back to the Nevada District Court. In February 2019, Sinclair was further remanded back to the Wyoming District Court. We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows.

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

K.	LEASES

Adoption of ASC Topic 842: Leases - We adopted Topic 842 using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods.

Practical Expedients and Policies Elected - We applied the short-term policy election, which allows us to exclude from recognition leases with an initial term of 12 months or less. We elected the hindsight expedient, which allows us to use hindsight in assessing lease term; the package of practical expedients permitted under the guidance, which among other things, allows us to carry forward the historical lease classification; and the land easement expedient, which allows us to apply the guidance prospectively at adoption for land easements on existing agreements.

Adoption - Adoption of Topic 842 resulted in new operating lease assets and lease liabilities on our Consolidated Balance Sheet of $17.5 million and $17.4 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities was recorded as an adjustment to the beginning balance of retained earnings, which represents the cumulative impact of adopting the standard. Our accounting for finance leases did not change. Adoption of Topic 842 did not materially impact our Consolidated Financial Statements.

Leases - We lease certain buildings, warehouses, office space, land and equipment, including pipeline equipment, rail cars and information technology equipment. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. Our lease agreements do not include any residual value guarantees or material restrictive covenants.

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own an office building and a parking garage and lease excess space in these facilities to affiliates and others. Our consolidated lease income is not material.

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of our lease liabilities was not material.

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the period indicated:

Leases	Location in our Consolidated Balance Sheet	March 31, 2019
		(Thousands of dollars)
Assets
Operating lease assets	Other assets	$16,374
Finance lease assets	Property, plant and equipment	28,286
Finance lease assets	Accumulated depreciation	(471)
Total leased assets		$44,189

Liabilities
Current
Operating	Other current liabilities	$4,497
Finance	Finance lease liability	1,809
Noncurrent
Operating	Other deferred credits	12,281
Finance	Finance lease liability	25,775
Total lease liabilities		$44,362

The following table sets forth information about our leases for the periods indicated:

	Location in our Consolidated Statement of Income	Three Months Ended March 31, 2019	At March 31, 2019
		Lease cost	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate (a)
		(Thousands of dollars)	(Years)
Operating leases	Operations and maintenance	$1,730	9.3	4.58%
Finance lease			9.6	10.00%
Amortization of lease assets	Depreciation and amortization	283
Interest on lease liabilities	Interest expense	697
Total lease cost		$2,710
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of March 31, 2019:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2019	$3.4	$5.1
2020	4.5	1.8
2021	4.5	1.7
2022	4.5	1.6
2023	4.5	1.6
2024 and beyond	21.6	9.2
Total lease payments	43.0	21.0
Less: Interest	15.4	4.2
Present value of lease liabilities	$27.6	$16.8

Our future lease payments presented under the previous accounting standard as of December 31, 2018, are not materially different than those presented above.

L.	REVENUES

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - The following tables set forth the balances in contract assets and contract liabilities for the periods indicated:

Contract Assets	(Millions of dollars)
Balance at January 1, 2019 (a)	$6.2
Amounts invoiced in excess of revenue recognized	(0.7)
Balance at March 31, 2019 (b)	$5.5
(a) - Contract assets of $1.7 million and $4.5 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.
(b) - Contract assets of $1.3 million and $4.2 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2019 (a)	$31.7
Revenue recognized included in beginning balance	(13.2)
Net additions	13.0
Balance at March 31, 2019 (b)	$31.5
(a) - Contract liabilities of $15.6 million and $16.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.
(b) - Contract liabilities of $10.6 million and $20.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2019, and December 31, 2018, relate to customer receivables. Revenues sources are disaggregated in Note M.

Practical Expedients - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2019, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 25 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2019	$258.0
2020	296.0
2021	264.0
2022	202.3
2023 and beyond	907.9
Total estimated transaction price allocated to unsatisfied performance obligations	$1,928.2

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$332,332	$2,158,103	$—	$2,490,435
Residue natural gas sales	319,036	—	970	320,006
Gathering, processing and exchange services revenue	39,742	98,534	—	138,276
Transportation and storage revenue	—	52,322	103,470	155,792
Other	3,551	2,541	11,960	18,052
Total revenues (c)	694,661	2,311,500	116,400	3,122,561

Cost of sales and fuel (exclusive of depreciation and operating costs)	(450,913)	(1,846,673)	(1,755)	(2,299,341)
Operating costs	(94,247)	(110,438)	(36,268)	(240,953)
Equity in net earnings (loss) from investments	(1,202)	17,544	27,139	43,481
Noncash compensation expense and other	3,945	5,706	1,132	10,783
Segment adjusted EBITDA	$152,244	$377,639	$106,648	$636,531

Depreciation and amortization	$(52,681)	$(46,401)	$(14,156)	$(113,238)
Total assets	$6,208,883	$10,220,412	$2,138,759	$18,568,054
Capital expenditures	$215,148	$639,338	$28,688	$883,174
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $323.1 million, of which $270.0 million related to sales within the segment, and cost of sales and fuel of $118.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $70.1 million and cost of sales and fuel of $5.6 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $335.8 million, $3.5 million and $3.9 million, respectively.

Three Months Ended March 31, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,490,435	$(338,351)	$2,152,084
Residue natural gas sales	320,006	—	320,006
Gathering, processing and exchange services revenue	138,276	—	138,276
Transportation and storage revenue	155,792	(2,521)	153,271
Other	18,052	(1,731)	16,321
Total revenues (a)	$3,122,561	$(342,603)	$2,779,958

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,299,341)	$342,964	$(1,956,377)
Operating costs	$(240,953)	$212	$(240,741)
Depreciation and amortization	$(113,238)	$(920)	$(114,158)
Equity in net earnings from investments	$43,481	$—	$43,481
Total assets	$18,568,054	$366,271	$18,934,325
Capital expenditures	$883,174	$6,531	$889,705
(a) - Noncustomer revenue for the three months ended March 31, 2019, totaled $22.3 million related primarily to gains reclassified from accumulated other comprehensive loss from commodity derivative contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $300.0 million, of which $253.4 million related to sales within the segment, and cost of sales and fuel of $122.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $68.0 million and cost of sales and fuel of $9.1 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments totaled $397.8 million, $9.0 million and $2.1 million, respectively.

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
(a) - Noncustomer revenue for the three months ended March 31, 2018, totaled $(9.0) million related primarily to losses reclassified from accumulated other comprehensive loss from commodity derivative contracts.

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$337,208	$266,049
Add:
Interest expense, net of capitalized interest	115,420	115,725
Depreciation and amortization	114,158	104,237
Income taxes	77,934	75,771
Noncash compensation expense	5,540	9,226
Other corporate costs and noncash items	(13,729)	(4,753)
Total segment adjusted EBITDA	$636,531	$566,255

N.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

ONEOK and ONEOK Partners are issuers of certain public debt securities. We, ONEOK Partners and the Intermediate Partnership guarantee the indebtedness of ONEOK and ONEOK Partners. The Intermediate Partnership holds all of ONEOK Partners’ partnership interests and equity in its subsidiaries, as well as a 50 percent interest in Northern Border Pipeline. In lieu of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X. We have presented each of the parent and subsidiary issuers in separate columns in this single set of condensed consolidating financial statements.

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,473.0	$—	$2,473.0
Services	—	—	—	307.5	(0.5)	307.0
Total revenues	—	—	—	2,780.5	(0.5)	2,780.0
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	1,956.4	—	1,956.4
Operating expenses	—	—	—	355.5	(0.5)	355.0
Gain on sale of assets	—	—	—	(0.1)	—	(0.1)
Operating income	—	—	—	468.7	—	468.7
Equity in net earnings from investments	456.7	460.6	460.6	30.1	(1,364.5)	43.5
Other income (expense), net	6.8	81.0	81.0	11.5	(162.0)	18.3
Interest expense, net	(52.8)	(81.0)	(81.0)	(62.6)	162.0	(115.4)
Income before income taxes	410.7	460.6	460.6	447.7	(1,364.5)	415.1
Income taxes	(73.5)	—	—	(4.4)	—	(77.9)
Net income	337.2	460.6	460.6	443.3	(1,364.5)	337.2
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$336.9	$460.6	$460.6	$443.3	$(1,364.5)	$336.9

	Three Months Ended March 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,820.0	$—	$2,820.0
Services	—	—	—	282.6	(0.5)	282.1
Total revenues	—	—	—	3,102.6	(0.5)	3,102.1
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,368.0	—	2,368.0
Operating expenses	(0.7)	—	—	315.7	(0.5)	314.5
Gain on sale of assets	—	—	—	(0.1)	—	(0.1)
Operating income	0.7	—	—	419.0	—	419.7
Equity in net earnings from investments	368.5	370.9	370.9	28.6	(1,098.7)	40.2
Other income (expense), net	7.2	77.1	77.1	(9.6)	(154.2)	(2.4)
Interest expense, net	(39.8)	(77.1)	(77.1)	(75.9)	154.2	(115.7)
Income before income taxes	336.6	370.9	370.9	362.1	(1,098.7)	341.8
Income taxes	(72.1)	—	—	(3.7)	—	(75.8)
Net income	264.5	370.9	370.9	358.4	(1,098.7)	266.0
Less: Net income attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Net income attributable to ONEOK	264.5	370.9	370.9	356.9	(1,098.7)	264.5
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$264.2	$370.9	$370.9	$356.9	$(1,098.7)	$264.2

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$337.2	$460.6	$460.6	$443.3	$(1,364.5)	$337.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	(52.3)	(21.6)	(21.6)	(16.7)	43.3	(68.9)
Realized (gains) losses on derivatives recognized in net income, net of tax	(1.1)	(14.4)	(18.9)	(15.5)	37.7	(12.2)
Change in retirement and other postretirement benefit plan liability, net of tax	2.4	(0.1)	—	—	—	2.3
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(3.3)	(3.3)	(2.5)	6.6	(2.5)
Total other comprehensive income (loss), net of tax	(51.0)	(39.4)	(43.8)	(34.7)	87.6	(81.3)
Comprehensive income	$286.2	$421.2	$416.8	$408.6	$(1,276.9)	$255.9

	Three Months Ended March 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$264.5	$370.9	$370.9	$358.4	$(1,098.7)	$266.0
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	18.4	20.9	20.9	16.1	(41.8)	34.5
Realized (gains) losses on derivatives recognized in net income, net of tax	0.9	14.3	11.6	8.3	(23.1)	12.0
Change in retirement and other postretirement benefit plan liability, net of tax	3.2	(0.6)	—	—	—	2.6
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	3.7	3.7	2.8	(7.4)	2.8
Total other comprehensive income (loss), net of tax	22.5	38.3	36.2	27.2	(72.3)	51.9
Comprehensive income	287.0	409.2	407.1	385.6	(1,171.0)	317.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Comprehensive income attributable to ONEOK	$287.0	$409.2	$407.1	$384.1	$(1,171.0)	$316.4

Condensed Consolidating Balance Sheets

	March 31, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$27.8	$—	$—	$—	$—	$27.8
Accounts receivable, net	—	—	—	812.9	—	812.9
Materials and supplies	—	—	—	163.7	—	163.7
Natural gas and natural gas liquids in storage	—	—	—	243.2	—	243.2
Other current assets	12.1	—	—	83.1	—	95.2
Total current assets	39.9	—	—	1,302.9	—	1,342.8
Property, plant and equipment
Property, plant and equipment	148.6	—	—	18,739.1	—	18,887.7
Accumulated depreciation and amortization	93.9	—	—	3,275.8	—	3,369.7
Net property, plant and equipment	54.7	—	—	15,463.3	—	15,518.0
Investments and other assets
Investments	6,251.4	3,631.9	10,109.9	783.1	(19,825.4)	950.9
Intercompany notes receivable	6,523.9	7,189.5	711.5	—	(14,424.9)	—
Other assets	127.6	—	—	995.9	(0.9)	1,122.6
Total investments and other assets	12,902.9	10,821.4	10,821.4	1,779.0	(34,251.2)	2,073.5
Total assets	$12,997.5	$10,821.4	$10,821.4	$18,545.2	$(34,251.2)	$18,934.3
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$300.0	$—	$7.7	$—	$307.7
Accounts payable	6.2	—	—	1,021.1	—	1,027.3
Other current liabilities	73.1	64.0	—	217.6	—	354.7
Total current liabilities	79.3	364.0	—	1,246.4	—	1,689.7

Intercompany debt	—	—	7,189.5	7,235.4	(14,424.9)	—

Long-term debt, excluding current maturities	5,942.7	4,042.3	—	19.3	—	10,004.3

Deferred credits and other liabilities	533.5	—	—	265.7	(0.9)	798.3

Commitments and contingencies

Equity	6,442.0	6,415.1	3,631.9	9,778.4	(19,825.4)	6,442.0
Total liabilities and equity	$12,997.5	$10,821.4	$10,821.4	$18,545.2	$(34,251.2)	$18,934.3

	December 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$12.0	$—	$—	$—	$—	$12.0
Accounts receivable, net	—	—	—	819.0	—	819.0
Materials and supplies	—	—	—	141.2	—	141.2
Natural gas and natural gas liquids in storage	—	—	—	296.7	—	296.7
Other current assets	29.1	—	—	100.6	—	129.7
Total current assets	41.1	—	—	1,357.5	—	1,398.6
Property, plant and equipment
Property, plant and equipment	145.5	—	—	17,885.5	—	18,031.0
Accumulated depreciation and amortization	92.0	—	—	3,172.3	—	3,264.3
Net property, plant and equipment	53.5	—	—	14,713.2	—	14,766.7
Investments and other assets
Investments	6,153.5	3,548.1	9,721.6	791.1	(19,245.1)	969.2
Intercompany notes receivable	5,308.6	7,701.5	1,528.0	—	(14,538.1)	—
Other assets	115.9	—	—	982.3	(1.0)	1,097.2
Total investments and other assets	11,578.0	11,249.6	11,249.6	1,773.4	(33,784.2)	2,066.4
Total assets	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$500.0	$—	$7.7	$—	$507.7
Accounts payable	31.3	—	—	1,085.0	—	1,116.3
Other current liabilities	123.2	81.0	—	280.2	—	484.4
Total current liabilities	154.5	581.0	—	1,372.9	—	2,108.4

Intercompany debt	—	—	7,701.5	6,836.6	(14,538.1)	—

Long-term debt, excluding current maturities	4,510.7	4,341.4	—	21.2	—	8,873.3

Deferred credits and other liabilities
Deferred income taxes	112.3	—	—	108.4	(1.0)	219.7
Other deferred credits	315.6	—	—	135.2	—	450.8
Total deferred credits and other liabilities	427.9	—	—	243.6	(1.0)	670.5

Commitments and contingencies

Equity	6,579.5	6,327.2	3,548.1	9,369.8	(19,245.1)	6,579.5
Total liabilities and equity	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$207.4	$320.6	$20.8		$470.8	$(666.0)	$353.6
Investing activities
Capital expenditures	(6.4)	—	—		(883.3)	—	(889.7)
Contributions to unconsolidated affiliates	—	—	—		(1.0)	—	(1.0)
Other investing activities	—	—	7.7		18.2	—	25.9
Cash used in investing activities	(6.4)	—	7.7		(866.1)	—	(864.8)
Financing activities
Dividends paid	(354.2)	(333.0)	(333.0)		—	666.0	(354.2)
Intercompany borrowings (advances), net	(1,214.6)	512.4	304.5		397.7	—	—
Issuance of long-term debt, net of discounts	1,442.8	—	—		—	—	1,442.8
Repayment of long-term debt	—	(500.0)	—		(1.9)	—	(501.9)
Issuance of common stock	4.8	—	—		—	—	4.8
Other, net	(64.0)	—	—		(0.5)	—	(64.5)
Cash provided by financing activities	(185.2)	(320.6)	(28.5)	—	395.3	666.0	527.0
Change in cash and cash equivalents	15.8	—	—		—	—	15.8
Cash and cash equivalents at beginning of period	12.0	—	—		—	—	12.0
Cash and cash equivalents at end of period	$27.8	$—	$—		$—	$—	$27.8

	Three Months Ended March 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$266.8	$319.7	$17.1	$557.7	$(666.0)	$495.3
Investing activities
Capital expenditures	(5.7)	—	—	(258.8)	—	(264.5)
Contributions to unconsolidated affiliates	—	—	—	(0.1)	—	(0.1)
Other investing activities	—	—	5.0	4.0	—	9.0
Cash used in investing activities	(5.7)	—	5.0	(254.9)	—	(255.6)
Financing activities
Dividends paid	(316.4)	(333.0)	(333.0)	—	666.0	(316.4)
Distributions to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Intercompany borrowings (advances), net	(514.5)	513.3	310.9	(309.7)	—	—
Borrowing (repayment) of short-term borrowings, net	(614.7)	—	—	—	—	(614.7)
Repayment of long-term debt	—	(500.0)	—	(1.9)	—	(501.9)
Issuance of common stock	1,182.1	—	—	—	—	1,182.1
Other, net	(17.3)	—	—	10.3	—	(7.0)
Cash used in financing activities	(280.8)	(319.7)	(22.1)	(302.8)	666.0	(259.4)
Change in cash and cash equivalents	(19.7)	—	—	—	—	(19.7)
Cash and cash equivalents at beginning of period	37.2	—	—	—	—	37.2
Cash and cash equivalents at end of period	$17.5	$—	$—	$—	$—	$17.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Update and Market Conditions - We operate primarily fee-based businesses in each of our three reportable segments, and we expect our consolidated earnings to be approximately 85% fee-based in 2019. We are connected to supply in growing basins and have significant basin diversification, including the Williston, Permian, Powder River and DJ Basins and the STACK and SCOOP areas. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk. Our exposure to volumetric risk can result from declining well productivity, reduced drilling activity, severe weather disruptions, operational outages and ethane rejection. Commodity prices decreased in the fourth quarter 2018 with a moderate recovery in the first quarter 2019 and are expected to continue to fluctuate in 2019. However, we do not expect supply volumes in our three business segments to be materially impacted.

Volumes increased across our operating regions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the first quarter 2019, compared with the same period in 2018, as a result of continued improvements in production due to enhanced completion techniques and increased demand for NGL products from petrochemical and NGL export facilities in the Gulf Coast. To date, we have spent approximately $2.7 billion of our announced capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas infrastructure supported by a combination of long-term primarily fee-based contracts, volume commitments and/or acreage dedications. Our NGL projects in the Gulf Coast also allow flexibility to construct additional NGL fractionators, storage and potentially, new export facilities in the future. We expect these projects to meet the needs of natural gas processors and producers and the petrochemical industry that require additional midstream infrastructure to accommodate increasing supply and demand in the areas in which we operate.

In the first quarter 2019, compared with the same period in 2018, we benefited from favorable NGL location price differentials as available pipeline and fractionation capacity in and between the Conway, Kansas, and Mont Belvieu, Texas, market centers tightened due to growing NGL supply from the Mid-Continent and Rocky Mountain regions, combined with increased petrochemical and NGL export demand in the Gulf Coast, resulting in higher earnings from our Natural Gas Liquids segment’s optimization and marketing activities. While we expect NGL location price differentials to fluctuate in 2019, we expect that they will be wider than historical norms due to additional NGL supply growth delivered to the Mid-Continent region, additional demand in the Gulf Coast and continuing fractionation and pipeline constraints. We expect these wider NGL location price differentials to continue until announced NGL pipeline and fractionation infrastructure projects, including our Arbuckle II pipeline, are completed in early 2020.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in this region, which includes the Williston, Powder River and DJ Basins. In our Natural Gas Gathering and Processing segment, gathered and processed volumes in this region increased in the first quarter 2019, compared with the same period in 2018, due primarily to increased producer activity and completion of new well connections. With continued volume growth expected, we are constructing our Demicks Lake I and Demicks Lake II natural gas processing plants. These projects will provide an additional 400 MMcf/d of processing capacity, increasing our total to more than 1.4 Bcf/d in the Williston Basin, which is expected to help producers meet North Dakota’s natural gas capture targets, add incremental NGLs to our NGL gathering system and supply natural gas to our 50 percent-owned Northern Border Pipeline. Our Demicks Lake I plant is expected to reach capacity soon after its completion in the fourth quarter 2019 due to more than 275 MMcf/d of natural gas currently flaring on our dedicated acreage due primarily to lack of processing capacity. In our Natural Gas Liquids segment, the volume growth in this region has resulted in the Overland Pass pipeline, of which we own 50%, and our Bakken NGL pipeline operating at or near full capacity. We are constructing our Elk Creek pipeline to support expected supply growth and provide needed infrastructure to transport NGLs out of the region to the Mid-Continent with connectivity to the Gulf Coast. We expect the southern section of our Elk Creek pipeline to be complete early in the third quarter 2019, which would allow NGL production from the Powder River Basin to be transported on this section of pipeline before the entire Elk Creek pipeline project is complete, creating available capacity on our Bakken NGL pipeline to transport additional NGL volumes from the Williston Basin. We expect the

Elk Creek pipeline to reach 100 MBbl/d in the first quarter 2020 due to a combination of volumes from our processing plants, third-party processing plants and volumes currently transported by rail. We recently announced a project to extend our Bakken NGL pipeline into an area of the Williston Basin with no current access to raw feed NGL pipeline takeaway capacity. This project will provide connectivity for third-party processing plants to key NGL market centers as well as provide additional volumes to our Elk Creek pipeline.

STACK and SCOOP - As producers continue to develop the STACK and SCOOP areas in Oklahoma, we expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the Mid-Continent region. In our Natural Gas Gathering and Processing segment, natural gas gathered and processed volumes increased in the first quarter 2019, compared with the same period in 2018, due primarily to the completion of the 200 MMcf/d expansion of our Canadian Valley natural gas processing plant, which increased our total processing capacity to 1.2 Bcf/d in the Mid-Continent region. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas. We are constructing our Arbuckle II pipeline to support expected supply growth and transport NGLs to the Gulf Coast market. We also plan to construct an extension of our Arbuckle II pipeline further north along with additional NGL gathering infrastructure, as well as an expansion of our Arbuckle II pipeline by 100 MBbl/d to a total capacity of 500 MBbl/d. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, and we completed expansions in 2018 to provide increased westbound transportation services from the STACK area. In the first quarter 2019, we completed an additional expansion of our ONEOK Gas Transportation pipeline with a 150 MMcf/d eastbound expansion from the STACK and SCOOP areas to an eastern Oklahoma interstate pipeline delivery point.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through our West Texas LPG pipeline system. Due to the recent expansion of the system and new plant connections, volumes increased in the first quarter 2019, compared with the same period in 2018. We expect volumes to continue to increase on our West Texas LPG pipeline system when the second expansion is completed, which will increase the mainline capacity out of the Permian Basin by 80 MBbl/d as well as connect our West Texas LPG pipeline with our Arbuckle II pipeline. These projects are expected to position our West Texas LPG pipeline system for significant future NGL volume growth and are backed by long-term acreage and/or plant dedications. In our Natural Gas Pipelines segment, our Roadrunner joint venture and our WesTex pipeline are well-positioned to serve growth in the Permian Basin. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our completed WesTex intrastate natural gas pipeline expansion project, creates future opportunities for us to deliver natural gas supply to Mexico and transport natural gas to other markets in the region.

Gulf Coast - Demand for NGLs is expected to continue to increase at the Mont Belvieu, Texas, NGL market center as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities continue to be completed. NGL supply growth and new NGL pipelines recently completed or being constructed, including our Elk Creek pipeline, Arbuckle II pipeline and West Texas LPG pipeline projects, are increasing NGL deliveries to Mont Belvieu, Texas. While we have significant NGL fractionation and storage assets in this area, additional capacity is needed to accommodate expected volume growth. To respond to this need, we are constructing two additional 125 MBbl/d fractionators with related infrastructure in Mont Belvieu, Texas, MB-4 and MB-5, which are both fully contracted. Following the completion of MB-4 and MB-5, we expect our Gulf Coast NGL fractionation capacity to be approximately 600 MBbl/d and more than 1 million Bbl/d across our entire system. Our MB-5 project also includes system expansions that provide infrastructure capacity to support additional assets as we continue to evaluate opportunities for fractionation, storage and, potentially, export facilities to meet the supply and demand for NGLs.

Ethane Opportunity - Ethane volumes delivered to our NGL system generally have been increasing since 2016, primarily as a result of NGL demand increasing from exports and petrochemical companies completing ethylene production projects and plant expansions. Ethane volumes across our system increased to 410 MBbl/d in the first quarter 2019, compared with 355 MBbl/d in the first quarter 2018. Our NGL capital-growth projects are expected to help alleviate system constraints, enabling additional NGLs, including ethane, to reach the Mont Belvieu, Texas, market center. We expect the amount of ethane delivered to our system to continue to fluctuate as NGL supply continues to increase, petrochemical companies complete expansion projects and exports increase.

Growth Projects - Our announced large capital-growth projects are outlined in the tables below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Canadian Valley expansion and related infrastructure	200 MMcf/d processing plant expansion in the STACK area and related gathering infrastructure	160	Complete
	Increases capacity to more than 400 MMcf/d
	20 MBbl/d additional NGL volume
	Supported by acreage dedications, long-term primarily fee-based contracts and minimum volume commitments
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related infrastructure in the core of the Williston Basin	400	Fourth Quarter 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related infrastructure in the core of the Williston Basin	410	First Quarter 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Total Natural Gas Gathering and Processing		$970

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Liquids		(In millions)
West Texas LPG pipeline expansion	120-mile pipeline lateral extension with capacity of 110 MBbl/d in the Permian Basin	$200 (b)	Complete
	Supported by long-term dedicated NGL production from two planned third-party natural gas processing plants
Sterling III pipeline expansion and Arbuckle connection	60 MBbl/d NGL pipeline expansion	130	Complete
	Increases capacity to 250 MBbl/d
	Includes additional NGL gathering system expansions
	Supported by long-term third-party contracts
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	1,400	Fourth Quarter 2019 (c)
	Anchored by long-term contracts supported primarily by minimum volume commitments
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to 400 MBbl/d, and related infrastructure	1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1,000 MBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	295	First Quarter 2020
	Connecting West Texas LPG pipeline system to the previously announced Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	575	First Quarter 2020
	Fully contracted with long-term contracts
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	100	Fourth Quarter 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu
Arbuckle II pipeline expansion	Increasing mainline capacity by 100 MBbl/d with additional pump facilities	60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	750	First Quarter 2021
	Fully contracted with long-term contracts
Total Natural Gas Liquids		$5,110
Total		$6,080
(a) - Excludes capitalized interest/AFUDC.
(b) - Reflects total project cost. In July 2018, we acquired the remaining 20% interest in WTLPG.
(c) - We expect the southern section of the pipeline to be complete early in the third quarter 2019.

Debt Issuances - In March 2019, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $700 million, 4.35% senior notes due 2029 and an additional issuance of $550 million of our existing 5.2% senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, and exclusive of accrued interest, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

Dividends - In February 2019, we paid quarterly dividends of $0.86 per share ($3.44 per share on an annualized basis), an increase of 12% compared with the same quarter in the prior year. We declared a quarterly dividend of $0.865 per share ($3.46 per share on an annualized basis) in April 2019. The quarterly dividend will be paid May 15, 2019, to shareholders of record at the close of business on April 29, 2019.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Financial Results	2019	2018	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,473.0	$2,820.0	$(347.0)	(12%)
Services	307.0	282.1	24.9	9%
Total revenues	2,780.0	3,102.1	(322.1)	(10%)
Cost of sales and fuel (exclusive of items shown separately below)	1,956.4	2,368.0	(411.6)	(17%)
Operating costs	240.8	210.3	30.5	15%
Depreciation and amortization	114.2	104.2	10.0	10%
Gain on sale of assets	(0.1)	(0.1)	—	—%
Operating income	$468.7	$419.7	$49.0	12%
Equity in net earnings from investments	$43.5	$40.2	$3.3	8%
Interest expense, net of capitalized interest	$(115.4)	$(115.7)	$(0.3)	—%
Net income	$337.2	$266.0	$71.2	27%
Adjusted EBITDA	$637.5	$570.3	$67.2	12%
Capital expenditures	$889.7	$264.5	$625.2	*
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between the two line items.

Operating income increased for the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $69.2 million due to volume growth, primarily in the Williston and Permian Basins and STACK and SCOOP areas in our Natural Gas Liquids segment and the Williston Basin in our Natural Gas Gathering and Processing segment;

•
an increase of $26.5 million due to higher optimization and marketing earnings primarily from the sale of NGL products previously held in inventory and wider location price differentials in our Natural Gas Liquids segment; and

•	an increase of $15.7 million from higher transportation services due primarily to firm transportation capacity contracted in our Natural Gas Pipelines segment; offset partially by

•	an increase in operating costs of $30.5 million due primarily to higher employee-related costs associated with labor and benefits and the growth of our operations;

•	an increase of $21.7 million in rail transportation and third-party fractionation costs in our Natural Gas Liquids segment; and

•	an increase in depreciation expense of $10.0 million due to capital projects placed in service.

Net income increased due to the items discussed above, higher allowance for equity funds used during construction due to our capital-growth projects and was favorably impacted by a higher tax deduction associated with our equity incentive plan.

Capital expenditures increased for the three months ended March 31, 2019, compared with the same period in 2018, due primarily to spending on our announced capital-growth projects.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP contracts. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for 2019 and 2020. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP areas, which helps to mitigate volumetric risk.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Financial Results	2019	2018	Increase (Decrease)
	(Millions of dollars)
NGL sales	$287.4	$362.8	$(75.4)	(21%)
Condensate sales	44.9	50.4	(5.5)	(11%)
Residue natural gas sales	319.0	255.0	64.0	25%
Gathering, compression, dehydration and processing fees and other revenue	43.4	39.8	3.6	9%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(450.9)	(492.6)	(41.7)	(8%)
Operating costs, excluding noncash compensation adjustments	(89.3)	(85.5)	3.8	4%
Equity in net earnings (loss) from investments	(1.2)	1.7	(2.9)	*
Other	(1.1)	(1.0)	(0.1)	(10%)
Adjusted EBITDA	$152.2	$130.6	$21.6	17%
Capital expenditures	$215.1	$111.7	$103.4	93%
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $21.6 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $24.4 million due primarily to natural gas volume growth in the Williston Basin, offset partially by natural production declines; and

•	an increase of $4.0 million due primarily to higher realized natural gas prices, net of hedges; offset partially by

•	an increase of $3.8 million in operating costs due primarily to higher employee-related costs due to growth of our operations, offset partially by lower materials and supplies expense; and

•	a decrease of $2.9 million due primarily to lower equity in net earnings from investments due to a decrease in supply volumes in the coal-bed methane area of the Powder River Basin.

Capital expenditures increased for the three months ended March 31, 2019, compared with the same period in 2018, due to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2019	2018
Natural gas gathered (BBtu/d) (a)	2,636	2,460
Natural gas processed (BBtu/d) (b)	2,442	2,285
NGL sales (MBbl/d) (a)	214	194
Residue natural gas sales (BBtu/d) (b)	1,130	964
Average fee rate ($/MMBtu) (a)	$0.91	$0.88
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and processed volumes increased for the three months ended March 31, 2019, compared with the same period in 2018, due primarily to continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.
Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

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

In the first quarter 2019, one third-party natural gas processing plant connected to our system was expanded in the STACK and SCOOP areas of the Mid-Continent region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Financial Results	2019	2018	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,158.1	$2,552.8	$(394.7)	(15%)
Exchange service revenues and other	101.1	86.2	14.9	17%
Transportation and storage revenues	52.3	53.5	(1.2)	(2%)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,846.7)	(2,281.1)	(434.4)	(19%)
Operating costs, excluding noncash compensation adjustments	(103.4)	(84.6)	18.8	22%
Equity in net earnings from investments	17.5	16.4	1.1	7%
Other	(1.3)	(1.1)	(0.2)	(18%)
Adjusted EBITDA	$377.6	$342.1	$35.5	10%
Capital expenditures	$639.3	$124.9	$514.4	*
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $35.5 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $30.5 million in exchange services due to $44.8 million in higher volumes primarily in the Williston and Permian Basins and the STACK and SCOOP areas and $21.6 million in higher average fee rates primarily in the Permian Basin, offset partially by $21.7 million in higher rail transportation and third-party fractionation costs, $7.5 million due primarily to narrower product price differentials and $4.7 million related to unfractionated NGLs in inventory; and

•
an increase of $26.5 million in optimization and marketing due primarily to higher earnings on the sale of NGL products previously held in inventory and wider location price differentials; offset partially by

•	an increase of $18.8 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and spending on routine maintenance projects.

Capital expenditures increased for the three months ended March 31, 2019, compared with the same period in 2018, due primarily to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2019	2018
Raw feed throughput (MBbl/d) (a)	1,028	949
NGLs transported-gathering lines (MBbl/d) (b)	944	855
NGLs fractionated (MBbl/d) (c)	729	693
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.10	$0.09
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.
(b) - Includes volumes for consolidated entities only.
(c) - Includes volumes at company-owned and third-party facilities.

Volumes increased for the three months ended March 31, 2019, compared with the same period in 2018, primarily from the Williston and Permian Basins and the STACK and SCOOP areas. While overall volumes, including ethane, increased, a portion of the contractual fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets and its 50% ownership interests in Northern Border Pipeline and Roadrunner.

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

Growth Projects - We recently expanded our natural gas pipeline infrastructure in Oklahoma and the Permian Basin. The projects included an eastbound expansion of our ONEOK Gas Transportation system by 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma, a westbound expansion of our ONEOK Gas Transportation system by 100 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma, and an expansion of our WesTex Transmission system by 300 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. Additionally, we completed an expansion project on our Roadrunner joint venture to make the pipeline bidirectional, which resulted in 750 MMcf/d of eastbound transportation capacity, expanding to approximately 1.0 Bcf/d in third quarter 2019, from the Delaware Basin to the Waha area.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Financial Results	2019	2018	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$86.9	$81.8	$5.1	6%
Storage revenues	16.6	16.5	0.1	1%
Residue natural gas sales and other revenues	12.9	11.6	1.3	11%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1.8)	(5.5)	(3.7)	(67%)
Operating costs, excluding noncash compensation adjustments	(34.2)	(31.9)	2.3	7%
Equity in net earnings from investments	27.1	22.1	5.0	23%
Other	(0.9)	(1.0)	0.1	10%
Adjusted EBITDA	$106.6	$93.6	$13.0	14%
Capital expenditures	$28.7	$19.9	$8.8	44%
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $13.0 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $15.7 million from transportation services due primarily to higher firm transportation capacity contracted; and

•
an increase of $5.0 million due primarily to higher equity in net earnings from investments due to increased seasonal transportation capacity contracted on Northern Border Pipeline; offset partially by

•	a decrease of $4.6 million from lower net retained fuel and timing of equity gas sales; and

•	an increase of $2.3 million in operating costs due primarily to employee-related costs associated with labor and benefits.

Capital expenditures increased for the three months ended March 31, 2019, compared with the same period in 2018, due primarily to capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2019	2018
Natural gas transportation capacity contracted (MDth/d)	7,480	6,779
Transportation capacity subscribed	99%	97%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three months ended March 31, 2019, compared with the same period in 2018, due to increased available capacity from our completed expansion projects on our ONEOK Gas Transportation and WesTex Transmission systems.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$337,208	$266,049
Add:
Interest expense, net of capitalized interest	115,420	115,725
Depreciation and amortization	114,158	104,237
Income taxes	77,934	75,771
Noncash compensation expense	5,540	9,226
Equity AFUDC and other noncash items	(12,778)	(672)
Adjusted EBITDA	$637,482	$570,336
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$152,244	$130,551
Natural Gas Liquids	377,639	342,079
Natural Gas Pipelines	106,648	93,625
Other	951	4,081
Adjusted EBITDA	$637,482	$570,336

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

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows related to (i) capital expenditures, (ii) interest and repayment of debt maturities and (iii) dividends paid to shareholders. We expect our cash outflows related to capital expenditures and dividends paid to increase due to our announced capital-growth projects and higher anticipated dividends per share, subject to board of directors’ approval.

We expect our sources of cash inflow to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. Our $2.5 Billion Credit Agreement and the remaining $750 million available to be drawn on our $1.5 Billion Term Loan Agreement provide significant liquidity to fund capital expenditures and repay existing indebtedness. We may access the capital markets to issue debt or equity securities as we consider prudent to provide additional liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. Although we expect to continue to fund capital projects primarily with cash from operations, short-term borrowings and long-term debt, we continue to have access to $550 million available through our “at-the-market” equity program and the ability to issue equity and other securities under our universal shelf registration statement.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program, our $2.5 Billion Credit Agreement and the remaining $750 million available to be drawn on our $1.5 Billion Term Loan Agreement. As of March 31, 2019, we are in compliance with all covenants of the $2.5 Billion Credit Agreement and the $1.5 Billion Term Loan Agreement.

At March 31, 2019, we had $27.8 million of cash and cash equivalents and $2.5 billion of borrowing capacity under the $2.5 Billion Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $346.9 million and $709.8 million as of March 31, 2019, and December 31, 2018, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at March 31, 2019 and December 31, 2018, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, may also contribute to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement and $1.5 Billion Term Loan Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes. Other options to obtain financing include, but are not limited to, issuance of common stock, loans from financial institutions, issuance of convertible debt securities or preferred equity securities, asset securitization and the sale and lease-back of facilities.

Debt Issuances - In March 2019, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $700 million, 4.35% senior notes due 2029 and an additional issuance of $550 million of our existing 5.2% senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, and exclusive of accrued interest, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. As of March 31, 2019, we had borrowings totaling $750 million outstanding under our $1.5 Billion Term Loan Agreement, which were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures. We expect to draw the remaining $750 million in May 2019.

Debt Repayments - We repaid our $500 million, 8.625% senior notes due March 2019 with a combination of cash on hand and short-term borrowings.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $889.7 million and $264.5 million for the three months ended March 31, 2019 and 2018, respectively.

We expect our total 2019 growth capital expenditures to range from $2.5 billion to $3.7 billion and our maintenance capital expenditures to range from $160 million to $200 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of April 22, 2019, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Stable
S&P	BBB	A-2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement and $1.5 Billion Term Loan Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $1.5 Billion Term Loan Agreement until fully drawn or through May 2019, as well as our $2.5 Billion Credit Agreement, which expires in 2023. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement or our $1.5 Billion Term Loan Agreement. We do not expect a downgrade in our credit rating to have a material impact on our results of operations.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. In February 2019, we paid a quarterly dividend of $0.86 per share ($3.44 per share on an annualized basis), an increase of 12% compared with the same quarter in the prior year. A dividend of $0.865 per share was declared for the shareholders of record at the close of business on April 29, 2019, payable May 15, 2019.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In February 2019, we paid dividends totaling $0.3 million for the Series E Preferred Stock. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 15, 2019.

For the three months ended March 31, 2019, our cash dividends paid slightly exceeded our cash flows from operations, and, as a result, we utilized our other sources of short-term liquidity to fund an immaterial portion of our dividends. We expect increases in cash flows from operations in the remainder of 2019 due primarily to expected volume increases across our systems and from the completion of capital-growth projects.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2019 vs. 2018
	March 31,		Favorable (Unfavorable)
	2019	2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$353.6	$495.3	$(141.7)
Investing activities	(864.8)	(255.6)	(609.2)
Financing activities	527.0	(259.4)	786.4
Change in cash and cash equivalents	15.8	(19.7)	35.5
Cash and cash equivalents at beginning of period	12.0	37.2	(25.2)
Cash and cash equivalents at end of period	$27.8	$17.5	$10.3

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2019, increased $69.1 million, compared with the same period in 2018. This increase is due primarily to higher earnings resulting from volume growth in the Williston and Permian Basins and STACK and SCOOP areas in our Natural Gas Liquids segment and the Williston Basin in our Natural Gas Gathering and Processing segment and higher optimization and marketing earnings due primarily to the sales of NGL products previously held in inventory and wider location price differentials in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $160.1 million for the three months ended March 31, 2019, compared with an increase of $50.7 million for the same period in 2018. This change is due primarily to the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices, and the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2019, increased $609.2 million compared with the same period in 2018, due primarily to increased capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash from financing activities for the three months ended March 31, 2019, increased $786.4 million compared with the same period in 2018, due primarily to the issuance of $1.25 billion in senior unsecured notes, the $200 million draw on our $1.5 Billion Term Loan Agreement and the repayment of short-term borrowings in 2018, offset partially by a decrease due to issuances of common stock in 2018.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would” and other words and terms of similar meaning.

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

•
the impact on drilling and production by factors beyond our control, including the demand for natural gas and crude oil; producers’ desire and ability to drill and obtain necessary permits; reserve performance; and capacity constraints on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;

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

•	the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;

•	the impact and outcome of pending and future litigation;

•	the timing and extent of changes in energy commodity prices;

•	the ability to market pipeline capacity on favorable terms, including the effects of:

–	future demand for and prices of natural gas, NGLs and crude oil;

–	competitive conditions in the overall energy market;

–	availability of supplies of United States natural gas and crude oil; and

–	availability of additional storage capacity;

•	performance of contractual obligations by our customers, service providers, contractors and shippers;

•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;

•
our ability to acquire all necessary permits, consents or other approvals in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct gathering, processing, storage, fractionation and transportation facilities without labor or contractor problems;

•	the mechanical integrity of facilities operated;

•	demand for our services in the proximity of our facilities;

•	our ability to control operating costs and make cost-saving changes;

•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’, customers’ or shippers’ facilities;

•	economic climate and growth in the geographic areas in which we do business;

•	the risk of a prolonged slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;

•	the impact of recently issued and future accounting updates and other changes in accounting policies;

•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions throughout the world;

•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.6	$0.71	/ gallon	74%
Condensate (MBbl/d) - WTI-NYMEX	2.7	$58.55	/ Bbl	90%
Natural gas (BBtu/d) - NYMEX and basis	82.0	$2.30	/ MMBtu	80%

	Year Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	2.6	$0.63	/ gallon	29%
Condensate (MBbl/d) - WTI-NYMEX	0.8	$55.25	/ Bbl	26%
Natural gas (BBtu/d) - NYMEX and basis	51.6	$2.52	/MMBtu	65%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2019. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the nine months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $1.2 million and $1.7 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $1.1 million and $1.6 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $3.0 million and $3.6 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through our $2.5 Billion Credit Agreement, $1.5 Billion Term Loan Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2019, we settled $1.0 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes.

At March 31, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $2.0 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At March 31, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

The creditworthiness of our counterparties and our customer concentration are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note N of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should consider carefully the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

4.1
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Notes due 2048 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed July 2, 2018 (File No. 1-13643)).

4.2
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Notes due 2029 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed March 13, 2019 (File No. 1-13643)).

4.3
Ninth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Notes due 2048 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed March 13, 2019 (File No. 1-13643)).

10.1
Underwriting Agreement, dated March 11, 2019, between ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Barclays Capital Inc., Goldman Sachs & Co. LLC, MUFG Securities Americas Inc. and TD Securities (USA) LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed March 13, 2019 (File No. 1-13643)).

10.2
Form of 2019 Restricted Unit Award Agreement, dated February 20, 2019 (incorporated by reference from Exhibit 10.54 to ONEOK Inc.’s Annual Report on Form 10-K, filed February 26, 2019 (File No. 1-13643).

10.3
Form of 2019 Performance Unit Award Agreement, dated February 20, 2019 (incorporated by reference from Exhibit 10.55 to ONEOK Inc.’s Annual Report on Form 10-K, filed February 26, 2019 (File No. 1-13643).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Balance Sheets at March 31, 2019, and December 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 1, 2019	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)