Form 10-Q
period 2019-06-30
ONEOK INC /NEW/
filed 2019-07-31
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019.
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number   001-13643

ONEOK, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1520922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street,	Tulsa,	OK	74103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code   (918) 588-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value of $0.01	OKE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On July 22, 2019, the Company had 412,968,278 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2018
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50 percent-owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50 percent-owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent-owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
West Texas LPG	West Texas LPG pipeline and Mesquite pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,146,841	$2,675,262	$4,619,800	$5,495,266
Services	310,734	285,267	617,733	567,340
Total revenues (Note L)	2,457,575	2,960,529	5,237,533	6,062,606
Cost of sales and fuel (exclusive of items shown separately below)	1,625,794	2,175,818	3,582,171	4,543,844
Operations and maintenance	206,776	202,037	414,027	383,218
Depreciation and amortization	114,964	106,288	229,122	210,525
General taxes	30,937	28,116	64,427	57,139
(Gain) loss on sale of assets	2,958	(96)	2,898	(185)
Operating income	476,146	448,366	944,888	868,065
Equity in net earnings from investments (Note I)	34,118	36,570	77,599	76,757
Allowance for equity funds used during construction	16,942	804	29,383	1,034
Other income	5,682	1,857	15,042	2,595
Other expense	(4,497)	(4,391)	(7,959)	(7,700)
Interest expense (net of capitalized interest of $26,799, $5,134, $45,991 and $7,172, respectively)	(117,493)	(113,496)	(232,913)	(229,221)
Income before income taxes	410,898	369,710	826,040	711,530
Income taxes	(98,935)	(87,531)	(176,869)	(163,302)
Net income	311,963	282,179	649,171	548,228
Less: Net income attributable to noncontrolling interests	—	1,131	—	2,672
Net income attributable to ONEOK	311,963	281,048	649,171	545,556
Less: Preferred stock dividends	275	275	550	550
Net income available to common shareholders	$311,688	$280,773	$648,621	$545,006

Basic earnings per common share (Note G)	$0.75	$0.68	$1.57	$1.33

Diluted earnings per common share (Note G)	$0.75	$0.68	$1.56	$1.32
Average shares (thousands)
Basic	413,606	411,946	413,257	410,811
Diluted	415,049	414,641	415,141	413,407
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars)
Net income	$311,963	$282,179	$649,171	$548,228
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $17,035, $6,054, $37,628 and $(4,258), respectively	(57,029)	(20,269)	(125,973)	14,255
Derivative amounts reclassified to net income, net of tax of $1,804, $(3,631), $5,981 and $(7,209), respectively	(8,625)	12,160	(20,796)	24,136
Change in retirement and other postretirement benefit plan obligations, net of tax of $(736), $(967), $(1,435) and $(1,748), respectively	2,465	3,235	4,806	5,850
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $1,100, $(292), $1,850 and $(1,136), respectively	(3,683)	977	(6,194)	3,801
Total other comprehensive income (loss), net of tax	(66,872)	(3,897)	(148,157)	48,042
Comprehensive income	245,091	278,282	501,014	596,270
Less: Comprehensive income attributable to noncontrolling interests	—	1,131	—	2,672
Comprehensive income attributable to ONEOK	$245,091	$277,151	$501,014	$593,598
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$273,397	$11,975
Accounts receivable, net	669,289	818,958
Materials and supplies	177,517	141,174
Natural gas and NGLs in storage	184,950	296,667
Commodity imbalances	26,421	29,050
Other current assets	69,596	100,808
Total current assets	1,401,170	1,398,632
Property, plant and equipment
Property, plant and equipment	19,806,759	18,030,963
Accumulated depreciation and amortization	3,470,520	3,264,312
Net property, plant and equipment	16,336,239	14,766,651
Investments and other assets
Investments in unconsolidated affiliates	881,084	969,150
Goodwill and intangible assets	963,783	967,142
Other assets	169,318	130,096
Total investments and other assets	2,014,185	2,066,388
Total assets	$19,751,594	$18,231,671

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2019	2018
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$307,650	$507,650
Accounts payable	907,377	1,116,337
Commodity imbalances	100,641	110,197
Accrued interest	166,860	161,377
Finance lease liability (Note K)	1,854	1,765
Other current liabilities	252,991	211,110
Total current liabilities	1,737,373	2,108,436
Long-term debt, excluding current maturities (Note D)	10,754,087	8,873,334
Deferred credits and other liabilities
Deferred income taxes	347,831	219,731
Finance lease liability (Note K)	25,294	26,244
Other deferred credits	538,873	424,383
Total deferred credits and other liabilities	911,998	670,358
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 412,964,601 shares at June 30, 2019; issued 445,016,234 shares and outstanding 411,532,606 shares at December 31, 2018	4,450	4,450
Paid-in capital	7,495,458	7,615,138
Accumulated other comprehensive loss (Note F)	(336,396)	(188,239)
Retained earnings	—	—
Treasury stock, at cost: 32,051,633 shares at June 30, 2019, and 33,483,628 shares at December 31, 2018	(815,376)	(851,806)
Total equity	6,348,136	6,579,543
Total liabilities and equity	$19,751,594	$18,231,671
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$649,171	$548,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,122	210,525
Equity in net earnings from investments	(77,599)	(76,757)
Distributions received from unconsolidated affiliates	81,741	84,652
Deferred income taxes	173,286	161,602
Share-based compensation expense	18,064	16,071
Pension and postretirement benefit expense, net of contributions	(8,990)	(5,096)
Allowance for equity funds used during construction	(29,383)	(1,034)
(Gain) loss on sale of assets	2,898	(185)
Changes in assets and liabilities:
Accounts receivable	149,669	268,287
Natural gas and NGLs in storage	111,717	49,347
Accounts payable	(268,057)	(282,572)
Commodity imbalances, net	(6,927)	(15,873)
Risk-management assets and liabilities	6,403	72,580
Other assets and liabilities, net	(63,164)	(26,805)
Cash provided by operating activities	967,951	1,002,970
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,720,164)	(615,352)
Contributions to unconsolidated affiliates	(1,369)	(294)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	77,249	13,588
Proceeds from sale of assets and other, net	12,223	657
Cash used in investing activities	(1,632,061)	(601,401)
Financing activities
Dividends paid	(711,534)	(643,493)
Distributions to noncontrolling interests	—	(3,000)
Borrowing (repayment) of short-term borrowings, net	—	(458,673)
Issuance of long-term debt, net of discounts	2,192,782	—
Debt financing costs	(11,914)	—
Repayment of long-term debt	(503,825)	(503,825)
Issuance of common stock	14,158	1,186,718
Other, net	(54,135)	(1,194)
Cash provided by (used in) financing activities	925,532	(423,467)
Change in cash and cash equivalents	261,422	(21,898)
Cash and cash equivalents at beginning of period	11,975	37,193
Cash and cash equivalents at end of period	$273,397	$15,295
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share (Note E)	—	—	—	—	(17,438)
Other	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	6,335
Common stock dividends - $0.865 per share (Note E)	—	—	—	—	(45,728)
Other	—	—	—	—	7,004
June 30, 2019	445,016,234	20,000	$4,450	$—	$7,495,458

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (a)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	21,850,000	—	218	—	1,169,247
Common stock dividends - $0.77 per share	—	—	—	—	(11,960)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	(10,717)
March 31, 2018	445,016,234	20,000	$4,450	$—	$7,735,173
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	275
Common stock issued	—	—	—	—	4,535
Common stock dividends - $0.795 per share	—	—	—	—	(46,827)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	6,778
June 30, 2018	445,016,234	20,000	$4,450	$—	$7,699,934
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

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive income (loss)	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share (Note E)	—	(336,866)	—	(354,304)
Other	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006
Net income	—	311,963	—	311,963
Other comprehensive income (loss)	(66,872)	—	—	(66,872)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	5,391	11,726
Common stock dividends - $0.865 per share (Note E)	—	(311,688)	—	(357,416)
Other	—	—	—	7,004
June 30, 2019	$(336,396)	$—	$(815,376)	$6,348,136

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (a)	(38,101)	39,803	—	17	1,719
Net income	—	264,508	—	1,541	266,049
Other comprehensive income (loss)	51,939	—	—	—	51,939
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	13,228	—	1,182,693
Common stock dividends - $0.77 per share	—	(304,311)	—	—	(316,271)
Distributions to noncontrolling interests	—	—	—	(1,500)	(1,500)
Contributions from noncontrolling interests	—	—	—	10,263	10,263
Other	—	—	—	—	(10,717)
March 31, 2018	$(174,692)	$—	$(863,485)	$167,806	$6,869,252
Net income	—	281,048	—	1,131	282,179
Other comprehensive income (loss)	(3,897)	—	—	—	(3,897)
Preferred stock dividends - $13.75 per share	—	(550)	—	—	(275)
Common stock issued	—	—	2,550	—	7,085
Common stock dividends - $0.795 per share	—	(280,498)	—	—	(327,325)
Distributions to noncontrolling interests	—	—	—	(1,500)	(1,500)
Contributions from noncontrolling interests	—	—	—	6,186	6,186
Other	—	—	—	—	6,778
June 30, 2018	$(178,589)	$—	$(860,935)	$173,623	$6,838,483
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. Except as discussed below or in our Annual Report, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us. The following table provides a brief description of recently adopted accounting pronouncements and our analysis of the effects on our financial statements:

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

•
Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of over-the-counter interest-rate derivatives.

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives for natural gas basis and NGLs. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at June 30, 2019, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2019
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$11,874	$—	$54,324	$66,198	$(38,115)	$28,083
Physical contracts	—	—	1,074	1,074	—	1,074
Total derivative assets	$11,874	$—	$55,398	$67,272	$(38,115)	$29,157
Derivative liabilities
Commodity contracts
Financial contracts	$(2,781)	$—	$(36,124)	$(38,905)	$38,115	$(790)
Interest-rate contracts	—	(256,940)	—	(256,940)	—	(256,940)
Total derivative liabilities	$(2,781)	$(256,940)	$(36,124)	$(295,845)	$38,115	$(257,730)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2019, we held no cash and posted $0.6 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2019	2018	2019	2018
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$11,529	$3,098	$40,484	$(32,838)
Total changes in fair value:
Included in net income (a)	—	(15)	—	(100)
Included in other comprehensive income (loss) (b)	7,745	(26,584)	(21,210)	9,437
Net assets (liabilities) at end of period	$19,274	$(23,501)	$19,274	$(23,501)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

Changes in fair value include the realization of our derivative contracts through maturity. During the three and six months ended June 30, 2019 and 2018, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $12.1 billion and $9.6 billion at June 30, 2019, and December 31, 2018, respectively. The book value of our consolidated long-term debt, including current maturities, was $11.1 billion and $9.4 billion at June 30, 2019, and December 31, 2018, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate pipelines consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At June 30, 2019, and December 31, 2018, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In the second quarter 2019, we entered into $500 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. In March 2019, we settled $1.0 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes.

At June 30, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $2.5 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At June 30, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		June 30, 2019		December 31, 2018
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets/other current liabilities	$62,296	$(36,675)	$78,891	$(31,793)
	Other assets	3,813	(2,230)	1,086	(946)
Physical contracts	Other current assets	1,074	—	1,142	—
Interest-rate contracts	Other current assets/other current liabilities	—	(83,082)	19,005	(15,012)
	Other deferred credits	—	(173,858)	—	(84,248)
Total derivatives designated as hedging instruments		67,183	(295,845)	100,124	(131,999)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets	89	—	—	—
Total derivatives not designated as hedging instruments		89	—	—	—
Total derivatives		$67,272	$(295,845)	$100,124	$(131,999)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2019		December 31, 2018
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(34.0)	—	(29.9)
- Crude oil and NGLs (MMBbl)	Futures, forwards, swaps and options	6.3	(16.6)	6.5	(13.8)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(34.0)	—	(29.9)
Interest-rate contracts (Billions of dollars)	Swaps	$3.8	$—	$4.3	$—

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Options	—	(12.0)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Commodity contracts	$33,334	$(46,388)	$11,709	$(25,463)
Interest-rate contracts	(107,398)	20,065	(175,310)	43,976
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(74,064)	$(26,323)	$(163,601)	$18,513

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues/ cost of sales and fuel	$15,244	$(10,189)	$34,096	$(21,800)
Interest-rate contracts	Interest expense	(4,815)	(5,602)	(7,319)	(9,545)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income		$10,429	$(15,791)	$26,777	$(31,345)

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2019.

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

At June 30, 2019, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2019	December 31, 2018
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$500,000 at 8.625% due March 2019	—	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$1,500,000 term loan, variable rate, due November 2021	1,500,000	550,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	450,000
Guardian Pipeline
Weighted average 7.85% due December 2022	25,132	28,957
Total debt	11,147,529	9,451,354
Unamortized portion of terminated swaps	15,891	16,750
Unamortized debt issuance costs and discounts	(101,683)	(87,120)
Current maturities of long-term debt	(307,650)	(507,650)
Long-term debt	$10,754,087	$8,873,334

$2.5 Billion Credit Agreement - In May 2019, we extended the term of our $2.5 billion Credit Agreement by one year to June 2024. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at June 30, 2019. If we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At June 30, 2019, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 3.8 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

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

In November 2018, we entered into our $1.5 billion Term Loan Agreement with a syndicate of banks, which has been fully drawn as of June 30, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2019 and May 2019 were $0.86 and $0.865 per share, respectively. A dividend of $0.89 per share was declared for shareholders of record at the close of business on August 6, 2019, payable August 14, 2019.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2019 and May 2019. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2019.

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2019	$(64,660)	$(121,785)	$(1,794)	$(188,239)
Other comprehensive income (loss) before reclassifications	(125,973)	(84)	(6,122)	(132,179)
Amounts reclassified to net income	(20,796)	4,890	(72)	(15,978)
Other comprehensive income (loss)	(146,769)	4,806	(6,194)	(148,157)
June 30, 2019	$(211,429)	$(116,979)	$(7,988)	$(336,396)

(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.

The following table sets forth information about the balance of accumulated other comprehensive loss at June 30, 2019, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 18 months (b)	$19,756
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(33,341)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(197,844)
Accumulated other comprehensive loss at June 30, 2019	$(211,429)
(a) - All amounts are presented net of tax.
(b) - Based on June 30, 2019, commodity prices, we will realize $18.6 million in net gains, net of tax, over the next 12 months and $1.2 million in net gains, net of tax, thereafter.
(c) - Losses of $13.8 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss to net income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Risk-management assets/liabilities
Commodity contracts	$15,244	$(10,189)	$34,096	$(21,800)	Commodity sales revenues/cost of sales and fuel
Interest-rate contracts	(4,815)	(5,602)	(7,319)	(9,545)	Interest expense
	10,429	(15,791)	26,777	(31,345)	Income before income taxes
	(1,804)	3,631	(5,981)	7,209	Income taxes
	$8,625	$(12,160)	$20,796	$(24,136)	Net income

Retirement and other postretirement benefit plan obligations (a)
Amortization of net loss	$(3,232)	$(4,592)	$(6,464)	$(9,184)	Other income (expense)
Amortization of unrecognized prior service credit	57	415	114	830	Other income (expense)
	(3,175)	(4,177)	(6,350)	(8,354)	Income before income taxes
	730	960	1,460	1,921	Income taxes
	$(2,445)	$(3,217)	$(4,890)	$(6,433)	Net income

Risk-management assets/liabilities of unconsolidated affiliates
Interest-rate contracts	$18	$66	$93	$19	Equity in net earnings from investments
	(4)	(15)	(21)	(4)	Income taxes
	$14	$51	$72	$15	Net income

Total reclassifications for the period	$6,194	$(15,326)	$15,978	$(30,554)	Net income

(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note H for additional detail of our net periodic benefit cost.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$311,688	413,606	$0.75
Diluted EPS
Effect of dilutive securities	—	1,443
Net income available for common stock and common stock equivalents	$311,688	415,049	$0.75

	Three Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$280,773	411,946	$0.68
Diluted EPS
Effect of dilutive securities	—	2,695
Net income attributable to ONEOK available for common stock and common stock equivalents	$280,773	414,641	$0.68

	Six Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$648,621	413,257	$1.57
Diluted EPS
Effect of dilutive securities	—	1,884
Net income available for common stock and common stock equivalents	$648,621	415,141	$1.56

	Six Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$545,006	410,811	$1.33
Diluted EPS
Effect of dilutive securities	—	2,596
Net income attributable to ONEOK available for common stock and common stock equivalents	$545,006	413,407	$1.32

H.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (income) for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,954	$1,832	$3,908	$3,664
Interest cost	5,126	4,408	10,252	8,816
Expected return on plan assets	(5,892)	(5,969)	(11,784)	(11,938)
Amortization of net loss	3,158	4,258	6,316	8,516
Net periodic benefit cost	$4,346	$4,529	$8,692	$9,058

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$117	$211	$234	$422
Interest cost	509	527	1,018	1,054
Expected return on plan assets	(570)	(672)	(1,140)	(1,344)
Amortization of prior service credit	(57)	(415)	(114)	(830)
Amortization of net loss	74	334	148	668
Net periodic benefit cost (income)	$73	$(15)	$146	$(30)

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Northern Border Pipeline	$13,689	$15,240	$34,491	$32,377
Overland Pass Pipeline	15,465	16,246	32,859	32,633
Roadrunner	6,077	5,542	12,415	10,500
Other	(1,113)	(458)	(2,166)	1,247
Equity in net earnings from investments	$34,118	$36,570	$77,599	$76,757

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Income Statement
Revenues	$153,205	$151,771	$320,251	$310,679
Operating expenses	$77,704	$68,120	$147,504	$136,521
Net income	$68,916	$77,913	$159,813	$162,393

Distributions paid to us (a)	$99,527	$48,424	$158,990	$98,240

(a) - As determined by the Northern Border Pipeline Management Committee, we received an additional distribution of $50.0 million from Northern Border Pipeline during the three months ended June 30, 2019.

We incurred expenses in transactions with unconsolidated affiliates of $40.5 million and $38.2 million for the three months ended June 30, 2019 and 2018, respectively, and $82.3 million and $75.7 million for the six months ended June 30, 2019 and 2018, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at June 30, 2019, and December 31, 2018, were $13.5 million and $14.7 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, were not material.

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

Legal Proceedings - Gas Index Pricing Litigation - In February 2019, Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming (the Wyoming District Court) in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada) was remanded back to the Wyoming District Court. The trial is scheduled to begin on October 15, 2019. We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows.

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

The following table sets forth information about our supplemental cash flows:

Six Months Ended
June 30, 2019
(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,300
Financing cash flows for finance lease	$860
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$3,041

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the period indicated:

Leases	Location in our Consolidated Balance Sheet	June 30, 2019
		(Thousands of dollars)
Assets
Operating leases	Other assets	$17,406
Finance lease	Property, plant and equipment	28,286
Finance lease	Accumulated depreciation	(754)
Total leased assets		$44,938

Liabilities
Current
Operating leases	Other current liabilities	$3,660
Finance lease	Finance lease liability	1,854
Noncurrent
Operating leases	Other deferred credits	13,964
Finance lease	Finance lease liability	25,294
Total lease liabilities		$44,772

The following table sets forth information about our leases for the periods indicated:

		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	At June 30, 2019
	Location in our Consolidated Statement of Income	Lease Cost		Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate (a)
		(Thousands of dollars)		(Years)
Operating leases	Operations and maintenance	$1,921	$3,651	9.8	4.58%
Finance lease				9.3	10.00%
Amortization of lease assets	Depreciation and amortization	283	566
Interest on lease liabilities	Interest expense	686	1,383
Total lease cost		$2,890	$5,600
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of June 30, 2019:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2019	$2.2	$4.3
2020	4.5	2.2
2021	4.5	1.9
2022	4.5	1.8
2023	4.5	1.8
2024 and beyond	21.6	10.1
Total lease payments	41.8	22.1
Less: Interest	14.7	4.5
Present value of lease liabilities	$27.1	$17.6

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

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - The following tables set forth the balances in contract assets and contract liabilities for the periods indicated:

Contract Assets	(Millions of dollars)
Balance at January 1, 2019 (a)	$6.2
Amounts invoiced in excess of revenue recognized	(0.9)
Balance at June 30, 2019 (b)	$5.3
(a) - Contract assets of $1.7 million and $4.5 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.
(b) - Contract assets of $1.3 million and $4.0 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2019 (a)	$31.7
Revenue recognized included in beginning balance	(14.5)
Net additions	33.7
Balance at June 30, 2019 (b)	$50.9
(a) - Contract liabilities of $15.6 million and $16.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.
(b) - Contract liabilities of $30.4 million and $20.5 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2019, and December 31, 2018, relate to customer receivables. Revenues sources are disaggregated in Note M.

Practical Expedients - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2019, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 25 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2019	$182.7
2020	326.9
2021	279.6
2022	226.5
2023 and beyond	937.6
Total estimated transaction price allocated to unsatisfied performance obligations	$1,953.3

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$312,757	$1,921,564	$—	$2,234,321
Residue natural gas sales	221,333	—	41	221,374
Gathering, processing and exchange services revenue	43,536	105,858	—	149,394
Transportation and storage revenue	—	42,655	105,701	148,356
Other	4,554	2,481	11,789	18,824
Total revenues (c)	582,180	2,072,558	117,531	2,772,269

Cost of sales and fuel (exclusive of depreciation and operating costs)	(309,745)	(1,629,573)	(1,649)	(1,940,967)
Operating costs	(85,762)	(114,933)	(36,605)	(237,300)
Equity in net earnings (loss) from investments	(1,621)	15,972	19,767	34,118
Noncash compensation expense and other	1,571	2,738	1,500	5,809
Segment adjusted EBITDA	$186,623	$346,762	$100,544	$633,929

Depreciation and amortization	$(53,552)	$(46,346)	$(14,167)	$(114,065)
Capital expenditures	$213,222	$591,762	$21,406	$826,390
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $303.4 million, of which $267.3 million related to revenues within the segment, and cost of sales and fuel of $116.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $72.3 million and cost of sales and fuel of $3.7 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $317.9 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,234,321	$(310,527)	$1,923,794
Residue natural gas sales	221,374	—	221,374
Gathering, processing and exchange services revenue	149,394	—	149,394
Transportation and storage revenue	148,356	(2,463)	145,893
Other	18,824	(1,704)	17,120
Total revenues (a)	$2,772,269	$(314,694)	$2,457,575

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,940,967)	$315,173	$(1,625,794)
Operating costs	$(237,300)	$(413)	$(237,713)
Depreciation and amortization	$(114,065)	$(899)	$(114,964)
Equity in net earnings from investments	$34,118	$—	$34,118
Capital expenditures	$826,390	$4,069	$830,459
(a) - Noncustomer revenue for the three months ended June 30, 2019, totaled $18.6 million related primarily to gains reclassified from accumulated other comprehensive loss from commodity derivative contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $294.3 million, of which $255.0 million related to revenues within the segment, and cost of sales and fuel of $124.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $64.5 million and cost of sales and fuel of $5.8 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $448.5 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Noncustomer revenue for the three months ended June 30, 2018, totaled $(5.4) million related primarily to losses reclassified from accumulated other comprehensive loss from commodity derivative contracts.

Six Months Ended June 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$645,089	$4,079,667	$—	$4,724,756
Residue natural gas sales	540,369	—	1,011	541,380
Gathering, processing and exchange services revenue	83,278	204,392	—	287,670
Transportation and storage revenue	—	94,977	209,171	304,148
Other	8,105	5,022	23,749	36,876
Total revenues (c)	1,276,841	4,384,058	233,931	5,894,830

Cost of sales and fuel (exclusive of depreciation and operating costs)	(760,658)	(3,476,246)	(3,404)	(4,240,308)
Operating costs	(180,009)	(225,371)	(72,873)	(478,253)
Equity in net earnings (loss) from investments	(2,823)	33,516	46,906	77,599
Noncash compensation expense and other	5,516	8,444	2,632	16,592
Segment adjusted EBITDA	$338,867	$724,401	$207,192	$1,270,460

Depreciation and amortization	$(106,233)	$(92,747)	$(28,323)	$(227,303)
Total assets	$6,343,968	$10,694,485	$2,083,940	$19,122,393
Capital expenditures	$428,370	$1,231,100	$50,094	$1,709,564
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $626.5 million, of which $537.3 million related to revenues within the segment, and cost of sales and fuel of $235.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $142.4 million and cost of sales and fuel of $9.3 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $653.7 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,724,756	$(648,878)	$4,075,878
Residue natural gas sales	541,380	—	541,380
Gathering, processing and exchange services revenue	287,670	—	287,670
Transportation and storage revenue	304,148	(4,984)	299,164
Other	36,876	(3,435)	33,441
Total revenues (a)	$5,894,830	$(657,297)	$5,237,533

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(4,240,308)	$658,137	$(3,582,171)
Operating costs	$(478,253)	$(201)	$(478,454)
Depreciation and amortization	$(227,303)	$(1,819)	$(229,122)
Equity in net earnings from investments	$77,599	$—	$77,599
Total assets	$19,122,393	$629,201	$19,751,594
Capital expenditures	$1,709,564	$10,600	$1,720,164
(a) - Noncustomer revenue for the six months ended June 30, 2019, totaled $40.9 million related primarily to gains reclassified from accumulated other comprehensive loss from commodity derivative contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $594.3 million, of which $508.4 million related to revenues within the segment, and cost of sales and fuel of $246.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $132.5 million and cost of sales and fuel of $14.9 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $846.3 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Noncustomer revenue for the six months ended June 30, 2018, totaled $(14.4) million related primarily to losses reclassified from accumulated other comprehensive loss from commodity derivative contracts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$311,963	$282,179	$649,171	$548,228
Add:
Interest expense, net of capitalized interest	117,493	113,496	232,913	229,221
Depreciation and amortization	114,964	106,288	229,122	210,525
Income taxes	98,935	87,531	176,869	163,302
Noncash compensation expense	5,115	12,140	10,655	21,366
Other corporate costs and noncash items	(14,541)	2,659	(28,270)	(2,094)
Total segment adjusted EBITDA	$633,929	$604,293	$1,270,460	$1,170,548

N.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,146.8	$—	$2,146.8
Services	—	—	—	311.3	(0.5)	310.8
Total revenues	—	—	—	2,458.1	(0.5)	2,457.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	1,625.8	—	1,625.8
Operating expenses	—	—	—	353.2	(0.5)	352.7
(Gain) loss on sale of assets	—	—	2.6	0.4	—	3.0
Operating income	—	—	(2.6)	478.7	—	476.1
Equity in net earnings from investments	466.0	468.9	471.5	27.9	(1,400.2)	34.1
Other income (expense), net	8.5	76.4	76.4	9.7	(152.8)	18.2
Interest expense, net	(66.9)	(76.4)	(76.4)	(50.6)	152.8	(117.5)
Income before income taxes	407.6	468.9	468.9	465.7	(1,400.2)	410.9
Income taxes	(95.6)	—	—	(3.3)	—	(98.9)
Net income	312.0	468.9	468.9	462.4	(1,400.2)	312.0
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$311.7	$468.9	$468.9	$462.4	$(1,400.2)	$311.7

Net income	$312.0	$468.9	$468.9	$462.4	$(1,400.2)	$312.0
Other comprehensive income (loss), net of tax	(80.6)	18.0	13.4	9.1	(26.8)	(66.9)
Comprehensive income	$231.4	$486.9	$482.3	$471.5	$(1,427.0)	$245.1

	Three Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,675.3	$—	$2,675.3
Services	—	—	—	285.8	(0.5)	285.3
Total revenues	—	—	—	2,961.1	(0.5)	2,960.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,175.8	—	2,175.8
Operating expenses	2.0	—	—	335.0	(0.5)	336.5
Gain on sale of assets	—	—	—	(0.1)	—	(0.1)
Operating income	(2.0)	—	—	450.4	—	448.4
Equity in net earnings from investments	400.8	403.2	403.2	27.5	(1,198.1)	36.6
Other income (expense), net	6.6	77.5	77.5	(8.4)	(155.0)	(1.8)
Interest expense, net	(40.3)	(77.5)	(77.5)	(73.2)	155.0	(113.5)
Income before income taxes	365.1	403.2	403.2	396.3	(1,198.1)	369.7
Income taxes	(84.0)	—	—	(3.5)	—	(87.5)
Net income	281.1	403.2	403.2	392.8	(1,198.1)	282.2
Less: Net income attributable to noncontrolling interests	—	—	—	1.1	—	1.1
Net income attributable to ONEOK	281.1	403.2	403.2	391.7	(1,198.1)	281.1
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$280.8	$403.2	$403.2	$391.7	$(1,198.1)	$280.8

Net income	$281.1	$403.2	$403.2	$392.8	$(1,198.1)	$282.2
Other comprehensive income (loss), net of tax	19.7	(30.6)	(35.0)	(27.9)	69.9	(3.9)
Comprehensive income	300.8	372.6	368.2	364.9	(1,128.2)	278.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	1.1	—	1.1
Comprehensive income attributable to ONEOK	$300.8	$372.6	$368.2	$363.8	$(1,128.2)	$277.2

	Six Months Ended June 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$4,619.8	$—	$4,619.8
Services	—	—	—	618.7	(1.0)	617.7
Total revenues	—	—	—	5,238.5	(1.0)	5,237.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	3,582.2	—	3,582.2
Operating expenses	—	—	—	708.5	(1.0)	707.5
(Gain) loss on sale of assets	—	—	2.6	0.3	—	2.9
Operating income	—	—	(2.6)	947.5	—	944.9
Equity in net earnings from investments	922.7	929.5	932.1	58.0	(2,764.7)	77.6
Other income (expense), net	15.3	157.4	157.4	21.2	(314.8)	36.5
Interest expense, net	(119.7)	(157.4)	(157.4)	(113.2)	314.8	(232.9)
Income before income taxes	818.3	929.5	929.5	913.5	(2,764.7)	826.1
Income taxes	(169.1)	—	—	(7.8)	—	(176.9)
Net income	649.2	929.5	929.5	905.7	(2,764.7)	649.2
Less: Preferred stock dividends	0.6	—	—	—	—	0.6
Net income available to common shareholders	$648.6	$929.5	$929.5	$905.7	$(2,764.7)	$648.6

Net income	$649.2	$929.5	$929.5	$905.7	$(2,764.7)	$649.2
Other comprehensive income (loss), net of tax	(131.6)	(21.4)	(30.4)	(25.6)	60.8	(148.2)
Comprehensive income	$517.6	$908.1	$899.1	$880.1	$(2,703.9)	$501.0

	Six Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$5,495.3	$—	$5,495.3
Services	—	—	—	568.3	(1.0)	567.3
Total revenues	—	—	—	6,063.6	(1.0)	6,062.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,543.8	—	4,543.8
Operating expenses	1.3	—	—	650.6	(1.0)	650.9
Gain on sale of assets	—	—	—	(0.2)	—	(0.2)
Operating income	(1.3)	—	—	869.4	—	868.1
Equity in net earnings from investments	769.3	774.1	774.1	56.1	(2,296.8)	76.8
Other income (expense), net	13.8	154.6	154.6	(18.0)	(309.2)	(4.2)
Interest expense, net	(80.1)	(154.6)	(154.6)	(149.1)	309.2	(229.2)
Income before income taxes	701.7	774.1	774.1	758.4	(2,296.8)	711.5
Income taxes	(156.1)	—	—	(7.2)	—	(163.3)
Net income	545.6	774.1	774.1	751.2	(2,296.8)	548.2
Less: Net income attributable to noncontrolling interests	—	—	—	2.6	—	2.6
Net income attributable to ONEOK	545.6	774.1	774.1	748.6	(2,296.8)	545.6
Less: Preferred stock dividends	0.6	—	—	—	—	0.6
Net income available to common shareholders	$545.0	$774.1	$774.1	$748.6	$(2,296.8)	$545.0

Net income	$545.6	$774.1	$774.1	$751.2	$(2,296.8)	$548.2
Other comprehensive income (loss), net of tax	42.2	7.7	1.2	(0.7)	(2.4)	48.0
Comprehensive income	587.8	781.8	775.3	750.5	(2,299.2)	596.2
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	2.6	—	2.6
Comprehensive income attributable to ONEOK	$587.8	$781.8	$775.3	$747.9	$(2,299.2)	$593.6

Condensed Consolidating Balance Sheets

	June 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$273.4	$—	$—	$—	$—	$273.4
Accounts receivable, net	—	—	—	669.3	—	669.3
Natural gas and NGLs in storage	—	—	—	185.0	—	185.0
Other current assets	13.4	—	—	260.1	—	273.5
Total current assets	286.8	—	—	1,114.4	—	1,401.2
Property, plant and equipment
Property, plant and equipment	153.4	—	—	19,653.4	—	19,806.8
Accumulated depreciation and amortization	95.7	—	—	3,374.9	—	3,470.6
Net property, plant and equipment	57.7	—	—	16,278.5	—	16,336.2
Investments and other assets
Investments	6,403.0	3,781.2	10,523.2	774.0	(20,600.3)	881.1
Intercompany notes receivable	7,010.1	7,197.8	455.8	—	(14,663.7)	—
Other assets	132.3	—	—	1,001.7	(0.9)	1,133.1
Total investments and other assets	13,545.4	10,979.0	10,979.0	1,775.7	(35,264.9)	2,014.2
Total assets	$13,889.9	$10,979.0	$10,979.0	$19,168.6	$(35,264.9)	$19,751.6
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$300.0	$—	$7.7	$—	$307.7
Accounts payable	7.4	—	—	900.0	—	907.4
Other current liabilities	205.0	66.6	—	250.7	—	522.3
Total current liabilities	212.4	366.6	—	1,158.4	—	1,737.4

Intercompany debt	—	—	7,197.8	7,465.9	(14,663.7)	—

Long-term debt, excluding current maturities	6,693.5	4,043.2	—	17.4	—	10,754.1

Deferred credits and other liabilities
Deferred income taxes	231.1	—	—	117.6	(0.9)	347.8
Other deferred credits	404.8	—	—	159.4	—	564.2
Total deferred credits and other liabilities	635.9	—	—	277.0	(0.9)	912.0

Commitments and contingencies

Equity	6,348.1	6,569.2	3,781.2	10,249.9	(20,600.3)	6,348.1
Total liabilities and equity	$13,889.9	$10,979.0	$10,979.0	$19,168.6	$(35,264.9)	$19,751.6

	December 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$12.0	$—	$—	$—	$—	$12.0
Accounts receivable, net	—	—	—	819.0	—	819.0
Materials and supplies	—	—	—	141.2	—	141.2
Natural gas and NGLs in storage	—	—	—	296.7	—	296.7
Other current assets	29.1	—	—	100.6	—	129.7
Total current assets	41.1	—	—	1,357.5	—	1,398.6
Property, plant and equipment
Property, plant and equipment	145.5	—	—	17,885.5	—	18,031.0
Accumulated depreciation and amortization	92.0	—	—	3,172.3	—	3,264.3
Net property, plant and equipment	53.5	—	—	14,713.2	—	14,766.7
Investments and other assets
Investments	6,153.5	3,548.1	9,721.6	791.1	(19,245.1)	969.2
Intercompany notes receivable	5,308.6	7,701.5	1,528.0	—	(14,538.1)	—
Other assets	115.9	—	—	982.3	(1.0)	1,097.2
Total investments and other assets	11,578.0	11,249.6	11,249.6	1,773.4	(33,784.2)	2,066.4
Total assets	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$500.0	$—	$7.7	$—	$507.7
Accounts payable	31.3	—	—	1,085.0	—	1,116.3
Other current liabilities	123.2	81.0	—	280.2	—	484.4
Total current liabilities	154.5	581.0	—	1,372.9	—	2,108.4

Intercompany debt	—	—	7,701.5	6,836.6	(14,538.1)	—

Long-term debt, excluding current maturities	4,510.7	4,341.4	—	21.2	—	8,873.3

Deferred credits and other liabilities
Deferred income taxes	112.3	—	—	108.4	(1.0)	219.7
Other deferred credits	315.6	—	—	135.2	—	450.8
Total deferred credits and other liabilities	427.9	—	—	243.6	(1.0)	670.5

Commitments and contingencies

Equity	6,579.5	6,327.2	3,548.1	9,369.8	(19,245.1)	6,579.5
Total liabilities and equity	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$536.0	$660.6	$34.5		$1,068.9	$(1,332.0)	$968.0
Investing activities
Capital expenditures	(10.3)	—	—		(1,709.9)	—	(1,720.2)
Contributions to unconsolidated affiliates	—	—	—		(1.4)	—	(1.4)
Other investing activities	—	—	68.2		21.3	—	89.5
Cash used in investing activities	(10.3)	—	68.2		(1,690.0)	—	(1,632.1)
Financing activities
Dividends paid	(711.5)	(666.0)	(666.0)		—	1,332.0	(711.5)
Intercompany borrowings (advances), net	(1,694.5)	505.4	563.3		625.8	—	—
Issuance of long-term debt, net of discounts	2,192.8	—	—		—	—	2,192.8
Repayment of long-term debt	—	(500.0)	—		(3.8)	—	(503.8)
Issuance of common stock	14.1	—	—		—	—	14.1
Other, net	(65.2)	—	—		(0.9)	—	(66.1)
Cash provided by financing activities	(264.3)	(660.6)	(102.7)	—	621.1	1,332.0	925.5
Change in cash and cash equivalents	261.4	—	—		—	—	261.4
Cash and cash equivalents at beginning of period	12.0	—	—		—	—	12.0
Cash and cash equivalents at end of period	$273.4	$—	$—		$—	$—	$273.4

	Six Months Ended June 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$669.2	$673.9	$32.4	$959.5	$(1,332.0)	$1,003.0
Investing activities
Capital expenditures	(10.1)	—	—	(605.3)	—	(615.4)
Contributions to unconsolidated affiliates	—	—	—	(0.3)	—	(0.3)
Other investing activities	—	—	6.4	7.9	—	14.3
Cash used in investing activities	(10.1)	—	6.4	(597.7)	—	(601.4)
Financing activities
Dividends paid	(643.5)	(666.0)	(666.0)	—	1,332.0	(643.5)
Distributions to noncontrolling interests	—	—	—	(3.0)	—	(3.0)
Intercompany borrowings (advances), net	(748.0)	492.1	627.2	(371.3)	—	—
Borrowing (repayment) of short-term borrowings, net	(458.7)	—	—	—	—	(458.7)
Repayment of long-term debt	—	(500.0)	—	(3.8)	—	(503.8)
Issuance of common stock	1,186.7	—	—	—	—	1,186.7
Other, net	(17.5)	—	—	16.3	—	(1.2)
Cash used in financing activities	(681.0)	(673.9)	(38.8)	(361.8)	1,332.0	(423.5)
Change in cash and cash equivalents	(21.9)	—	—	—	—	(21.9)
Cash and cash equivalents at beginning of period	37.2	—	—	—	—	37.2
Cash and cash equivalents at end of period	$15.3	$—	$—	$—	$—	$15.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Volumes increased across our operating regions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the first half of 2019, compared with the same period in 2018, as a result of continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines. To date, we have spent approximately $3.4 billion of our announced capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas infrastructure supported by a combination of long-term primarily fee-based contracts, volume commitments and/or acreage dedications. Our NGL projects in the Gulf Coast also allow flexibility to construct additional NGL fractionators, storage and potentially, new export facilities in the future. We expect these projects to meet the needs of natural gas processors and producers and the petrochemical industry that require additional midstream infrastructure to accommodate increasing supply and demand in the areas in which we operate.

In the first half of 2019, we experienced narrowing NGL location price differentials due to increased demand in the Mid-Continent region and slower demand growth in the Gulf Coast due primarily to delays in the startup of petrochemical and NGL export facilities. We expect these NGL location price differentials to continue to fluctuate for the remainder of the year.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in this region, which includes the Williston, Powder River and DJ Basins. In our Natural Gas Gathering and Processing segment, gathered and processed volumes in this region increased in the first half of 2019, compared with the same period in 2018, due primarily to increased producer activity and new well connections. With continued volume growth expected, we are constructing our Demicks Lake I and Demicks Lake II natural gas processing plants and expanding our Bear Creek plant by 200 MMcf/d. These projects will provide an additional 600 MMcf/d of processing capacity, increasing our total to more than 1.6 Bcf/d in the Williston Basin, which is expected to help producers meet North Dakota’s natural gas capture targets, add incremental NGLs to our NGL gathering system and deliver natural gas to our 50 percent-owned Northern Border Pipeline. Our Demicks Lake I plant is expected to reach capacity soon after its completion in the fourth quarter 2019 due to more than 300 MMcf/d of natural gas currently flaring by producers on our dedicated acreage due primarily to lack of processing capacity. In our Natural Gas Liquids segment, the volume growth in this region has resulted in the Overland Pass Pipeline, of which we own 50%, and our Bakken NGL pipeline operating at or near full capacity. We are constructing our Elk Creek pipeline to support expected supply growth and provide needed infrastructure to transport NGLs out of the region to the Mid-Continent with connectivity to the Gulf Coast.

In July 2019, we completed the southern section of our Elk Creek pipeline, allowing NGL production from the Powder River Basin to be transported to existing Mid-Continent NGL facilities in Bushton, Kansas, creating available capacity on our Bakken NGL pipeline to transport additional NGL volumes from the Williston Basin. We expect our Elk Creek pipeline to reach 100 MBbl/d in the first quarter 2020 due to a combination of volumes from our processing plants, third-party processing plants and volumes currently transported by rail. In April 2019, we also announced a project to extend our Bakken NGL pipeline into an area of the Williston Basin with limited access to raw feed NGL pipeline takeaway capacity. This project will provide connectivity for third-party processing plants to key NGL market centers as well as provide additional volumes to our Elk Creek pipeline. To accommodate expected volumes, we are expanding our Mid-Continent NGL fractionation facilities by 65 MBbl/d and constructing additional infrastructure to increase connectivity between our Elk Creek and Arbuckle II pipelines.

STACK and SCOOP - As producers continue to develop the STACK and SCOOP areas in Oklahoma, we expect continued demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the Mid-Continent region. In our Natural Gas Gathering and Processing segment, natural gas gathered and processed volumes increased in this region in the first half of 2019, compared with the same period in 2018, due primarily to new well connections. With the completion of the 200 MMcf/d expansion of our Canadian Valley natural gas processing plant in 2018, our total processing capacity increased to 1.2 Bcf/d in the Mid-Continent region. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas where volumes continued to increase in the first half of 2019, compared with the same period in 2018. We are constructing our Arbuckle II pipeline to support expected supply growth and transport NGLs to the Gulf Coast market. We are also constructing an extension of our Arbuckle II pipeline farther north along with additional NGL gathering infrastructure, as well as an expansion of our Arbuckle II pipeline by 100 MBbl/d to a total capacity of 500 MBbl/d. Our Natural Gas Pipelines segment transports natural gas from more than 30 natural gas processing plants in Oklahoma. We recently completed expansions to provide increased westbound transportation services from the STACK area and a 150 MMcf/d eastbound expansion from the STACK and SCOOP areas to an eastern Oklahoma interstate pipeline delivery point.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to continue to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through our West Texas LPG pipeline system. Due to the recent expansion of the system and new plant connections, volumes increased in the first half of 2019, compared with the same period in 2018. We expect volumes to continue to increase on our West Texas LPG pipeline system as our second and third expansions are completed, which will increase the mainline capacity out of the Permian Basin as well as connect our West Texas LPG pipeline with our Arbuckle II pipeline. These projects are expected to position our West Texas LPG pipeline system for significant future NGL volume growth and are backed by long-term acreage and/or plant dedications. In our Natural Gas Pipelines segment, our Roadrunner joint venture and our WesTex pipeline are well-positioned to serve growth in the Permian Basin. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our completed WesTex intrastate natural gas pipeline expansion project, creates future opportunities for us to deliver natural gas to Mexico and transport natural gas to other markets in the region.

Gulf Coast - Demand for NGLs is expected to increase at the Mont Belvieu, Texas, NGL market center as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities continue to be completed. NGL supply growth and new NGL pipelines recently completed or being constructed, including our Elk Creek pipeline, Arbuckle II pipeline and West Texas LPG pipeline projects, are increasing NGL deliveries to Mont Belvieu, Texas. While we have significant NGL fractionation and storage assets in this area, additional capacity is needed to accommodate expected volume growth. To respond to this need, we are constructing two additional 125 MBbl/d fractionators with related infrastructure in Mont Belvieu, Texas, MB-4 and MB-5, which are both fully contracted. Following the completion of MB-4 and MB-5, we expect our Gulf Coast NGL fractionation capacity to be approximately 600 MBbl/d and more than 1 MMBbl/d across our entire system. Our MB-5 project also includes system expansions that provide infrastructure capacity to support additional assets as we continue to evaluate opportunities for fractionation, storage and, potentially, export facilities to meet the supply and demand for NGLs.

Ethane Demand - Ethane volumes under long-term contracts delivered to our NGL system generally have been increasing, primarily as a result of NGL demand increasing from exports and petrochemical companies completing ethylene production projects and plant expansions. These volumes increased to 400 MBbl/d in the second quarter 2019, compared with 365 MBbl/d in the second quarter 2018. Our NGL capital-growth projects are expected to help alleviate system constraints, enabling additional NGLs, including ethane, to reach the Mont Belvieu, Texas, market center. We expect the amount of ethane delivered to our system to continue to fluctuate as NGL supply continues to increase, petrochemical companies complete expansion projects and exports increase.

Growth Projects - Our announced large capital-growth projects are outlined in the tables below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Canadian Valley expansion and related infrastructure	200 MMcf/d processing plant expansion in the STACK area and related gathering infrastructure	$160	Complete
	Increased capacity to more than 400 MMcf/d
	20 MBbl/d additional NGL volume
	Supported by acreage dedications, long-term primarily fee-based contracts and minimum volume commitments
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Fourth Quarter 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	First Quarter 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion in the Williston Basin and related gathering infrastructure	$405	First Quarter 2021
	Supported by acreage dedications and primarily fee-based contracts
(a) - Excludes capitalized interest/AFUDC.

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Liquids		(In millions)
West Texas LPG pipeline expansion	120-mile pipeline lateral extension with capacity of 110 MBbl/d in the Permian Basin	$200 (b)	Complete
	Supported by long-term dedicated NGL production from two third-party natural gas processing plants
Sterling III pipeline expansion and Arbuckle connection	60 MBbl/d NGL pipeline expansion	$130	Complete
	Increased capacity to 250 MBbl/d
	Includes additional NGL gathering system expansions
	Supported by long-term third-party contracts
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Fourth Quarter 2019 (c)
	Anchored by long-term contracts supported primarily by minimum volume commitments
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to 400 MBbl/d, and related infrastructure	$1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1,000 MBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	First Quarter 2020
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	First Quarter 2020 (d)
	Fully contracted with long-term contracts
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Fourth Quarter 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu
Arbuckle II pipeline expansion	Increasing mainline capacity by 100 MBbl/d with additional pump facilities	$60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	First Quarter 2021
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	First Quarter 2021
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	First Quarter 2021 (e)
(a) - Excludes capitalized interest/AFUDC.
(b) - Reflects total project cost. In July 2018, we acquired the remaining 20% interest in WTLPG.
(c) - In July 2019, we completed the southern section of the pipeline.
(d) - We expect to complete 75 MBbl/d ahead of schedule in the fourth quarter 2019, with the remaining 50 MBbl/d to be completed in the first quarter 2020.
(e) - We expect to complete 15 MBbl/d in the third quarter 2020, with the remaining 50 MBbl/d expected to be completed in the first quarter 2021.

Debt Issuances - In March 2019, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $700 million, 4.35% senior notes due 2029 and an additional issuance of $550 million of our existing 5.2% senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, and exclusive of accrued interest, were $1.23 billion. During the six months ended June 30, 2019, we drew the remaining $950 million under our $1.5 Billion Term Loan Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Dividends - In February 2019 and May 2019, we paid quarterly dividends of $0.86 per share ($3.44 per share on an annualized basis) and $0.865 per share ($3.46 per share on an annualized basis), respectively, with increases of 12% and 9% compared with the respective quarters in the prior year. We declared a quarterly dividend of $0.89 per share ($3.56 per share on an annualized basis) in July 2019. The quarterly dividend will be paid August 14, 2019, to shareholders of record at the close of business on August 6, 2019.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,146.8	$2,675.3	$4,619.8	$5,495.3	$(528.5)	(20%)	$(875.5)	(16%)
Services	310.8	285.3	617.7	567.3	25.5	9%	50.4	9%
Total revenues	2,457.6	2,960.6	5,237.5	6,062.6	(503.0)	(17%)	(825.1)	(14%)
Cost of sales and fuel (exclusive of items shown separately below)	1,625.8	2,175.8	3,582.2	4,543.8	(550.0)	(25%)	(961.6)	(21%)
Operating costs	237.7	230.2	478.4	440.4	7.5	3%	38.0	9%
Depreciation and amortization	115.0	106.3	229.1	210.5	8.7	8%	18.6	9%
(Gain) loss on sale of assets	3.0	(0.1)	2.9	(0.2)	(3.1)	*	(3.1)	*
Operating income	$476.1	$448.4	$944.9	$868.1	$27.7	6%	$76.8	9%
Equity in net earnings from investments	$34.1	$36.6	$77.6	$76.8	$(2.5)	(7%)	$0.8	1%
Interest expense, net of capitalized interest	$(117.5)	$(113.5)	$(232.9)	$(229.2)	$4.0	4%	$3.7	2%
Net income	$312.0	$282.2	$649.2	$548.2	$29.8	11%	$101.0	18%
Adjusted EBITDA	$632.4	$601.8	$1,269.9	$1,172.2	$30.6	5%	$97.7	8%
Capital expenditures	$830.5	$350.9	$1,720.2	$615.4	$479.6	*	$1,104.8	*
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

Operating income increased for the three months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $71.0 million due to volume growth primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment;

•	an increase of $20.6 million due to higher average fee rates primarily in the Permian Basin and Barnett Shale in our Natural Gas Liquids segment; and

•
an increase of $19.0 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects in our Natural Gas Pipelines segment; offset partially by

•	a decrease of $36.9 million in optimization and marketing earnings due primarily to narrower location price differentials in our Natural Gas Liquids segment;

•	an increase of $20.5 million in rail transportation and third-party fractionation costs in our Natural Gas Liquids segment;

•	an increase of $8.7 million in depreciation expense due to capital projects placed in service; and

•	an increase of $7.5 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and the growth of our operations.

Operating income increased for the six months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $140.1 million due to volume growth primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment;

•	an increase of $42.2 million due to higher average fee rates primarily in the Permian Basin and Barnett Shale in our Natural Gas Liquids segment; and

•
an increase of $34.7 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects in our Natural Gas Pipelines segment; offset partially by

•	an increase of $42.2 million in rail transportation and third-party fractionation costs in our Natural Gas Liquids segment;

•	an increase of $38.0 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and the growth of our operations;

•	an increase of $18.6 million in depreciation expense due to capital projects placed in service; and

•	a decrease of $10.4 million in optimization and marketing earnings due primarily to narrower location price differentials in our Natural Gas Liquids segment.

Net income increased for the three and six months ended June 30, 2019, due to the items discussed above and higher allowance for equity funds used during construction related to our capital-growth projects. Net income for the six months ended June 30, 2019, was also favorably impacted by a higher tax deduction associated with our equity incentive plans.

Capital expenditures increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to spending on our announced capital-growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are sold and delivered through NGL pipelines to fractionation facilities for further processing.

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP contracts. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2019 and 2020. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP areas, which helps to mitigate volumetric risk.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formations in the Williston Basin, that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$258.2	$392.2	$545.6	$755.0	$(134.0)	(34%)	$(209.4)	(28%)
Condensate sales	54.6	55.6	99.5	106.0	(1.0)	(2%)	(6.5)	(6%)
Residue natural gas sales	221.3	208.6	540.4	463.6	12.7	6%	76.8	17%
Gathering, compression, dehydration and processing fees and other revenue	48.1	44.5	91.3	84.3	3.6	8%	7.0	8%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(309.7)	(443.0)	(760.7)	(935.6)	(133.3)	(30%)	(174.9)	(19%)
Operating costs, excluding noncash compensation adjustments	(82.5)	(89.0)	(171.8)	(174.5)	(6.5)	(7%)	(2.7)	(2%)
Equity in net earnings (loss) from investments	(1.6)	(0.8)	(2.8)	0.9	(0.8)	(100%)	(3.7)	*
Other	(1.8)	(1.2)	(2.6)	(2.3)	(0.6)	(50%)	(0.3)	(13%)
Adjusted EBITDA	$186.6	$166.9	$338.9	$297.4	$19.7	12%	$41.5	14%
Capital expenditures	$213.2	$108.8	$428.4	$220.6	$104.4	96%	$207.8	94%
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $19.7 million for the three months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $27.5 million due primarily to natural gas volume growth in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines; and

•
a decrease of $6.5 million in operating costs due primarily to lower materials, supplies and outside services, offset partially by higher employee-related costs due to growth of our operations; offset partially by

•	a decrease of $8.2 million due to favorable contract settlements in the prior year; and

•	a decrease of $4.8 million due primarily to lower realized natural gas and NGL prices, net of hedges.

Adjusted EBITDA increased $41.5 million for the six months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $51.8 million due primarily to natural gas volume growth in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines; and

•
a decrease of $2.7 million in operating costs due primarily to lower materials, supplies and outside services, offset partially by higher employee-related costs due to growth of our operations; offset partially by

•	a decrease of $8.2 million due to favorable contract settlements in the prior year; and

•	a decrease of $3.7 million due primarily to lower equity in net earnings from investments due to a decrease in supply volumes in the coal-bed methane area of the Powder River Basin.

Capital expenditures increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2019	2018	2019	2018
Natural gas gathered (BBtu/d)	2,762	2,505	2,699	2,483
Natural gas processed (BBtu/d) (b)	2,563	2,365	2,503	2,325
NGL sales (MBbl/d)	223	197	218	195
Residue natural gas sales (BBtu/d) (b)	1,230	1,028	1,180	996
Average fee rate ($/MMBtu)	$0.93	$0.89	$0.92	$0.89
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and processed volumes increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins, where we provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation and pipeline assets.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region and the Permian Basin. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in us making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.

Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to the market NGL supply from shale and other resource development areas across our asset base, alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet expected petrochemical industry and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

In the six months ended June 30, 2019, we connected three third-party natural gas processing plants to our NGL system, two in the Mid-Continent region and one in the Permian Basin. Two third-party natural gas processing plants were expanded, one in the STACK and SCOOP areas of the Mid-Continent region and one in the Permian Basin.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,921.6	$2,469.5	$4,079.7	$5,022.3	$(547.9)	(22%)	$(942.6)	(19%)
Exchange service revenues and other	108.3	99.4	209.4	185.6	8.9	9%	23.8	13%
Transportation and storage revenues	42.7	45.0	95.0	98.5	(2.3)	(5%)	(3.5)	(4%)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,629.6)	(2,183.5)	(3,476.2)	(4,464.6)	(553.9)	(25%)	(988.4)	(22%)
Operating costs, excluding noncash compensation adjustments	(110.3)	(93.1)	(213.6)	(177.6)	17.2	18%	36.0	20%
Equity in net earnings from investments	16.0	16.6	33.5	33.0	(0.6)	(4%)	0.5	2%
Other	(1.9)	(1.8)	(3.4)	(3.1)	(0.1)	(6%)	(0.3)	(10%)
Adjusted EBITDA	$346.8	$352.1	$724.4	$694.1	$(5.3)	(2%)	$30.3	4%
Capital expenditures	$591.8	$216.9	$1,231.1	$341.9	$374.9	*	$889.2	*
* Percentage change is greater than 100%.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $5.3 million for the three months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
a decrease of $36.9 million in optimization and marketing due to lower optimization of $29.7 million related primarily to narrower location price differentials and lower marketing of $8.0 million related primarily to the timing of NGL inventory sales and changes in the value of NGLs held in inventory; and

•	an increase of $17.2 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and spending on routine maintenance projects; offset partially by

•
an increase of $50.7 million in exchange services due to $43.5 million in higher volumes primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin, $20.6 million in higher average fee rates primarily in the Permian Basin and Barnett Shale, and $12.6 million related to lower unfractionated NGLs in inventory, offset partially by $20.5 million in higher rail transportation and third-party fractionation costs and $3.8 million due primarily to narrower product price differentials.

Adjusted EBITDA increased $30.3 million for the six months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $81.2 million in exchange services due to $88.3 million in higher volumes primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin, $42.2 million in higher average fee rates primarily in the Permian Basin and Barnett Shale and $7.9 million related to lower unfractionated NGLs in inventory, offset partially by $42.2 million in higher rail transportation and third-party fractionation costs and $11.3 million due primarily to narrower product price differentials; offset partially by

•	an increase of $36.0 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and spending on routine maintenance projects; and

•
a decrease of $10.4 million in optimization and marketing due to $33.9 million in narrower location price differentials, offset partially by $8.6 million in increased optimization volume, higher marketing of $7.7 million related primarily to the sale of NGL products previously held in inventory, offset partially by changes in the value of NGLs currently held in inventory, and $7.2 million in higher earnings related primarily to product price differentials.

Capital expenditures increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2019	2018	2019	2018
Raw feed throughput (MBbl/d) (a)	1,108	999	1,068	974
NGLs transported-gathering lines (MBbl/d) (b)	981	903	963	879
NGLs fractionated (MBbl/d) (c)	743	696	736	694
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.06	$0.16	$0.08	$0.12
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.
(b) - Includes volumes for consolidated entities only.
(c) - Includes volumes at company-owned and third-party facilities.

Volumes increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin, as a result of increased production. While overall volumes, including ethane, increased, a portion of the contractual fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

Growth Projects - We expanded our natural gas pipeline infrastructure in Oklahoma and the Permian Basin. The projects included an eastbound expansion of our ONEOK Gas Transportation system by 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma, a westbound expansion of our ONEOK Gas Transportation system by 100 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma, and an expansion of our WesTex Transmission system by 300 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. Additionally, we completed an expansion project on our Roadrunner joint venture to make the pipeline bidirectional, which resulted in 750 MMcf/d of eastbound transportation capacity, expanding to approximately 1.0 Bcf/d in fourth quarter 2019, from the Delaware Basin to the Waha area.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$90.5	$79.1	$177.3	$160.9	$11.4	14%	$16.4	10%
Storage revenues	15.2	14.2	31.8	30.7	1.0	7%	1.1	4%
Residue natural gas sales and other revenues	11.8	6.5	24.8	18.1	5.3	82%	6.7	37%
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1.6)	(2.6)	(3.4)	(8.1)	(1.0)	(38%)	(4.7)	(58%)
Operating costs, excluding noncash compensation adjustments	(35.3)	(32.9)	(69.5)	(64.7)	2.4	7%	4.8	7%
Equity in net earnings from investments	19.8	20.8	46.9	42.9	(1.0)	(5%)	4.0	9%
Other	0.1	0.3	(0.7)	(0.8)	(0.2)	(67%)	0.1	13%
Adjusted EBITDA	$100.5	$85.4	$207.2	$179.0	$15.1	18%	$28.2	16%
Capital expenditures	$21.4	$20.5	$50.1	$40.4	$0.9	4%	$9.7	24%
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $15.1 million for the three months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $19.0 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects; offset partially by

•	an increase of $2.4 million in operating costs due primarily to employee-related costs associated with labor and benefits.

Adjusted EBITDA increased $28.2 million for the six months ended June 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $34.7 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects; and

•
an increase of $4.0 million due primarily to higher equity in net earnings from investments due to increased seasonal transportation capacity contracted on Northern Border Pipeline and increased firm transportation capacity contracted on Roadrunner; offset partially by

•	a decrease of $5.7 million from lower net retained fuel and timing of equity gas sales; and

•	an increase of $4.8 million in operating costs due primarily to employee-related costs associated with labor and benefits.

Capital expenditures increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due primarily to capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2019	2018	2019	2018
Natural gas transportation capacity contracted (MDth/d)	7,595	6,650	7,538	6,714
Transportation capacity subscribed	98%	93%	98%	94%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three and six months ended June 30, 2019, compared with the same periods in 2018, due to increased available capacity from our completed expansion projects on our ONEOK Gas Transportation and WesTex Transmission systems.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

In June 2019, our subsidiary, Viking Gas Transmission Company, filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. The FERC is currently reviewing the filing. The ultimate outcome of the filing cannot be predicted. We do not expect the ultimate outcome to impact materially our results of operations.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$311,963	$282,179	$649,171	$548,228
Add:
Interest expense, net of capitalized interest	117,493	113,496	232,913	229,221
Depreciation and amortization	114,964	106,288	229,122	210,525
Income taxes	98,935	87,531	176,869	163,302
Noncash compensation expense	5,115	12,140	10,655	21,366
Equity AFUDC and other noncash items	(16,047)	201	(28,825)	(471)
Adjusted EBITDA	$632,423	$601,835	$1,269,905	$1,172,171
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$186,623	$166,866	$338,867	$297,417
Natural Gas Liquids	346,762	352,061	724,401	694,140
Natural Gas Pipelines	100,544	85,366	207,192	178,991
Other	(1,506)	(2,458)	(555)	1,623
Adjusted EBITDA	$632,423	$601,835	$1,269,905	$1,172,171

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

We expect our sources of cash inflow to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. Our $2.5 Billion Credit Agreement, which expires in June 2024, provides significant liquidity to fund capital expenditures and repay existing indebtedness. We may access the capital markets to issue debt or equity securities as we consider prudent to provide additional liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. Although we expect to continue to fund capital projects primarily with cash from operations, short-term borrowings and long-term debt, we continue to have access to $550 million available through our “at-the-market” equity program and the ability to issue equity and other securities under our universal shelf registration statement.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of June 30, 2019, we are in compliance with all covenants of our $2.5 Billion Credit Agreement.

At June 30, 2019, we had $273.4 million of cash and cash equivalents and $2.5 billion of borrowing capacity under our $2.5 Billion Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $336.2 million and $709.8 million as of June 30, 2019, and December 31, 2018, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2019 and December 31, 2018, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, may also contribute to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which has been fully drawn as of June 30, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $1.7 billion and $615.4 million for the six months ended June 30, 2019 and 2018, respectively.

We expect our total 2019 growth capital expenditures to range from $2.5 billion to $3.7 billion and our maintenance capital expenditures to range from $160 million to $200 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of July 22, 2019, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Stable
S&P	BBB	A-2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2024. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement or our $1.5 Billion Term Loan Agreement. We do not expect a downgrade in our credit rating to have a material impact on our results of operations.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2019 and May 2019 were $0.86 per share and $0.865 per share, respectively. A dividend of $0.89 per share was declared for the shareholders of record at the close of business on August 6, 2019, payable August 14, 2019.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in

February 2019 and May 2019. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2019.

For the six months ended June 30, 2019, cash flows from operations exceeded cash dividends paid by $256.4 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2019 vs. 2018
	June 30,		Favorable (Unfavorable)
	2019	2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$968.0	$1,003.0	$(35.0)
Investing activities	(1,632.1)	(601.4)	(1,030.7)
Financing activities	925.5	(423.5)	1,349.0
Change in cash and cash equivalents	261.4	(21.9)	283.3
Cash and cash equivalents at beginning of period	12.0	37.2	(25.2)
Cash and cash equivalents at end of period	$273.4	$15.3	$258.1

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2019, increased $100.3 million, compared with the same period in 2018. This increase is due primarily to higher earnings resulting from volume growth primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $70.3 million for the six months ended June 30, 2019, compared with an increase of $65.0 million for the same period in 2018. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; the change in the fair value of our risk-management assets and liabilities; and the change in natural gas and NGLs in storage, which varies from period to period and varies with the changes in commodity prices.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2019, increased $1.0 billion compared with the same period in 2018, due primarily to increased capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash from financing activities for the six months ended June 30, 2019, increased $1.3 billion compared with the same period in 2018, due primarily to the issuance of $1.25 billion in senior unsecured notes, the $950 million draw on our $1.5 Billion Term Loan Agreement and the repayment of short-term borrowings in 2018, offset partially by a decrease due to issuances of common stock in 2018.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and projected levels of dividends), liquidity, management’s plans and objectives for our future capital-growth projects and other future operations (including plans to construct additional natural gas and NGL pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.6	$0.71	/ gallon	66%
Condensate (MBbl/d) - WTI-NYMEX	2.6	$58.55	/ Bbl	76%
Natural gas (BBtu/d) - NYMEX and basis	82.0	$2.30	/ MMBtu	73%

	Year Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	5.4	$0.59	/ gallon	45%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$53.52	/ Bbl	43%
Natural gas (BBtu/d) - NYMEX and basis	51.6	$2.52	/MMBtu	48%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2019. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the six months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $0.9 million and $1.8 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $0.6 million and $1.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $2.1 million and $4.0 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through our $2.5 Billion Credit Agreement, $1.5 Billion Term Loan Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, interest-rate swaps and treasury lock contracts. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In the second quarter 2019, we entered into $500 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. In March 2019, we settled $1.0 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes.

At June 30, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $2.5 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At June 30, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment and Extension Agreement, dated May 24, 2019, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed May 29, 2019 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Balance Sheets at June 30, 2019, and December 31, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: July 31, 2019	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)