Form 10-Q
period 2019-09-30
ONEOK INC /NEW/
filed 2019-10-30
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019.
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

On October 21, 2019, the Company had 413,084,650 shares of common stock outstanding.

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

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,947,834	$3,083,625	$6,567,634	$8,578,891
Services	315,394	310,265	933,127	877,605
Total revenues (Note L)	2,263,228	3,393,890	7,500,761	9,456,496
Cost of sales and fuel (exclusive of items shown separately below)	1,414,528	2,560,765	4,996,699	7,104,609
Operations and maintenance	218,305	206,247	632,332	589,465
Depreciation and amortization	121,430	107,383	350,552	317,908
General taxes	26,830	24,124	91,257	81,263
(Gain) loss on sale of assets	(16)	(163)	2,882	(348)
Operating income	482,151	495,534	1,427,039	1,363,599
Equity in net earnings from investments (Note I)	37,576	39,313	115,175	116,070
Allowance for equity funds used during construction	15,792	2,294	45,175	3,328
Other income	6,643	5,072	21,685	7,667
Other expense	(6,065)	(3,404)	(14,024)	(11,104)
Interest expense (net of capitalized interest of $27,610, $8,326, $73,601 and $15,498, respectively)	(129,577)	(121,910)	(362,490)	(351,131)
Income before income taxes	406,520	416,899	1,232,560	1,128,429
Income taxes	(97,365)	(102,983)	(274,234)	(266,285)
Net income	309,155	313,916	958,326	862,144
Less: Net income attributable to noncontrolling interests	—	657	—	3,329
Net income attributable to ONEOK	309,155	313,259	958,326	858,815
Less: Preferred stock dividends	275	275	825	825
Net income available to common shareholders	$308,880	$312,984	$957,501	$857,990

Basic earnings per common share (Note G)	$0.75	$0.76	$2.32	$2.09

Diluted earnings per common share (Note G)	$0.74	$0.75	$2.31	$2.07
Average shares (thousands)
Basic	413,816	412,117	413,443	411,400
Diluted	415,578	414,847	415,277	414,035
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars)
Net income	$309,155	$313,916	$958,326	$862,144
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $22,050, $1,054, $59,679 and $(3,204), respectively	(73,822)	(3,526)	(199,795)	10,729
Derivative amounts reclassified to net income, net of tax of $2,673, $(5,752), $8,654 and $(12,962), respectively	(8,952)	19,261	(29,748)	43,397
Change in retirement and other postretirement benefit plan obligations, net of tax of $(737), $(966), $(2,172) and $(2,714), respectively	2,465	3,236	7,271	9,086
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $1,314, $(442), $3,164 and $(1,578), respectively	(4,399)	1,480	(10,593)	5,281
Total other comprehensive income (loss), net of tax	(84,708)	20,451	(232,865)	68,493
Comprehensive income	224,447	334,367	725,461	930,637
Less: Comprehensive income attributable to noncontrolling interests	—	657	—	3,329
Comprehensive income attributable to ONEOK	$224,447	$333,710	$725,461	$927,308
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$673,309	$11,975
Accounts receivable, net	718,708	818,958
Materials and supplies	192,933	141,174
Natural gas and NGLs in storage	283,545	296,667
Commodity imbalances	19,327	29,050
Other current assets	79,763	100,808
Total current assets	1,967,585	1,398,632
Property, plant and equipment
Property, plant and equipment	20,948,267	18,030,963
Accumulated depreciation and amortization	3,585,411	3,264,312
Net property, plant and equipment	17,362,856	14,766,651
Investments and other assets
Investments in unconsolidated affiliates	870,511	969,150
Goodwill and intangible assets	960,808	967,142
Other assets	174,147	130,096
Total investments and other assets	2,005,466	2,066,388
Total assets	$21,335,907	$18,231,671

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2019	2018
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$7,650	$507,650
Accounts payable	1,129,849	1,116,337
Commodity imbalances	103,185	110,197
Accrued taxes	79,358	61,337
Accrued interest	122,063	161,377
Finance lease liability (Note K)	1,901	1,765
Other current liabilities	123,146	149,773
Total current liabilities	1,567,152	2,108,436
Long-term debt, excluding current maturities (Note D)	12,479,452	8,873,334
Deferred credits and other liabilities
Deferred income taxes	418,736	219,731
Finance lease liability (Note K)	24,801	26,244
Other deferred credits	626,860	424,383
Total deferred credits and other liabilities	1,070,397	670,358
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at September 30, 2019, and December 31, 2018	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 413,076,116 shares at September 30, 2019; issued 445,016,234 shares and outstanding 411,532,606 shares at December 31, 2018	4,450	4,450
Paid-in capital	7,448,099	7,615,138
Accumulated other comprehensive loss (Note F)	(421,104)	(188,239)
Retained earnings	—	—
Treasury stock, at cost: 31,940,118 shares at September 30, 2019, and 33,483,628 shares at December 31, 2018	(812,539)	(851,806)
Total equity	6,218,906	6,579,543
Total liabilities and equity	$21,335,907	$18,231,671
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$958,326	$862,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,552	317,908
Equity in net earnings from investments	(115,175)	(116,070)
Distributions received from unconsolidated affiliates	121,176	125,824
Deferred income taxes	269,488	264,509
Share-based compensation expense	28,038	23,963
Allowance for equity funds used during construction	(45,175)	(3,328)
Other, net	(1,200)	(3,250)
Changes in assets and liabilities:
Accounts receivable	100,250	117,876
Natural gas and NGLs in storage	13,122	(91,170)
Accounts payable	(162,806)	(41,837)
Commodity imbalances, net	2,711	15,379
Accrued interest	(39,314)	(23,562)
Risk-management assets and liabilities	(93,244)	66,966
Other assets and liabilities, net	(59,904)	1,098
Cash provided by operating activities	1,326,845	1,516,450
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,739,338)	(1,309,655)
Contributions to unconsolidated affiliates	(3,290)	(831)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	82,171	19,613
Proceeds from sale of assets and other, net	12,583	1,053
Cash used in investing activities	(2,647,874)	(1,289,820)
Financing activities
Dividends paid	(1,079,379)	(983,068)
Distributions to noncontrolling interests	—	(3,500)
Borrowing (repayment) of short-term borrowings, net	—	(494,673)
Issuance of long-term debt, net of discounts	4,185,435	1,245,773
Debt financing costs	(29,777)	(11,301)
Repayment of long-term debt	(1,055,436)	(930,738)
Issuance of common stock	19,333	1,195,128
Acquisition of noncontrolling interests	—	(195,000)
Other	(57,813)	(1,980)
Cash provided by (used in) financing activities	1,982,363	(179,359)
Change in cash and cash equivalents	661,334	47,271
Cash and cash equivalents at beginning of period	11,975	37,193
Cash and cash equivalents at end of period	$673,309	$84,464
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share (Note E)	—	—	—	—	(17,438)
Other	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	6,335
Common stock dividends - $0.865 per share (Note E)	—	—	—	—	(45,728)
Other	—	—	—	—	7,004
June 30, 2019	445,016,234	20,000	$4,450	$—	$7,495,458
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	4,238
Common stock dividends - $0.89 per share (Note E)	—	—	—	—	(58,960)
Other	—	—	—	—	7,363
September 30, 2019	445,016,234	20,000	$4,450	$—	$7,448,099

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive income (loss)	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share (Note E)	—	(336,866)	—	(354,304)
Other	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006
Net income	—	311,963	—	311,963
Other comprehensive income (loss)	(66,872)	—	—	(66,872)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	5,391	11,726
Common stock dividends - $0.865 per share (Note E)	—	(311,688)	—	(357,416)
Other	—	—	—	7,004
June 30, 2019	$(336,396)	$—	$(815,376)	$6,348,136
Net income	—	309,155	—	309,155
Other comprehensive income (loss)	(84,708)	—	—	(84,708)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	2,837	7,075
Common stock dividends - $0.89 per share (Note E)	—	(308,880)	—	(367,840)
Other	—	—	—	7,363
September 30, 2019	$(421,104)	$—	$(812,539)	$6,218,906

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (a)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	21,850,000	—	218	—	1,169,247
Common stock dividends - $0.77 per share	—	—	—	—	(11,960)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	(10,717)
March 31, 2018	445,016,234	20,000	$4,450	$—	$7,735,173
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	275
Common stock issued	—	—	—	—	4,535
Common stock dividends - $0.795 per share	—	—	—	—	(46,827)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	6,778
June 30, 2018	445,016,234	20,000	$4,450	$—	$7,699,934
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	4,721
Common stock dividends - $0.825 per share	—	—	—	—	(26,845)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	(21,220)
Other	—	—	—	—	6,083
September 30, 2018	445,016,234	20,000	$4,450	$—	$7,662,673

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (a)	(38,101)	39,803	—	17	1,719
Net income	—	264,508	—	1,541	266,049
Other comprehensive income (loss)	51,939	—	—	—	51,939
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	13,228	—	1,182,693
Common stock dividends - $0.77 per share	—	(304,311)	—	—	(316,271)
Distributions to noncontrolling interests	—	—	—	(1,500)	(1,500)
Contributions from noncontrolling interests	—	—	—	10,263	10,263
Other	—	—	—	—	(10,717)
March 31, 2018	$(174,692)	$—	$(863,485)	$167,806	$6,869,252
Net income	—	281,048	—	1,131	282,179
Other comprehensive income (loss)	(3,897)	—	—	—	(3,897)
Preferred stock dividends - $13.75 per share	—	(550)	—	—	(275)
Common stock issued	—	—	2,550	—	7,085
Common stock dividends - $0.795 per share	—	(280,498)	—	—	(327,325)
Distributions to noncontrolling interests	—	—	—	(1,500)	(1,500)
Contributions from noncontrolling interests	—	—	—	6,186	6,186
Other	—	—	—	—	6,778
June 30, 2018	$(178,589)	$—	$(860,935)	$173,623	$6,838,483
Net income	—	313,259	—	657	313,916
Other comprehensive income (loss)	20,451	—	—	—	20,451
Preferred stock dividends - $13.75 per share	—	(275)	—	—	(275)
Common stock issued	—	—	4,708	—	9,429
Common stock dividends - $0.825 per share	—	(312,984)	—	—	(339,829)
Distributions to noncontrolling interests	—	—	—	(500)	(500)
Acquisition of noncontrolling interests	—	—	—	(173,780)	(195,000)
Other	—	—	—	—	6,083
September 30, 2018	$(158,138)	$—	$(856,227)	$—	$6,652,758
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

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2018 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications and revisions have been made in the prior-year Consolidated Financial Statements to conform to the current year presentation. See Note E for additional information. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below or in our Annual Report were assessed and determined to be either not applicable or clarifications of ASUs listed below. Except as discussed below or in our Annual Report, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us. The following table provides a brief description of recently adopted accounting pronouncements and our analysis of the effects on our financial statements:

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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2019, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, no further testing was necessary and goodwill was not considered impaired.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives for natural gas basis and NGLs. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at September 30, 2019, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2019
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$12,267	$—	$68,049	$80,316	$(40,413)	$39,903
Physical contracts	—	—	579	579	—	579
Total derivative assets	$12,267	$—	$68,628	$80,895	$(40,413)	$40,482
Derivative liabilities
Commodity contracts
Financial contracts	$—	$—	$(40,413)	$(40,413)	$40,413	$—
Interest-rate contracts	—	(276,865)	—	(276,865)	—	(276,865)
Total derivative liabilities	$—	$(276,865)	$(40,413)	$(317,278)	$40,413	$(276,865)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2019, we held no cash and posted $1.9 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2019	2018	2019	2018
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$19,274	$(23,501)	$40,484	$(32,838)
Total changes in fair value:
Included in net income (a)	—	(22)	—	(122)
Included in other comprehensive income (loss) (b)	8,941	(7,554)	(12,269)	1,883
Net assets (liabilities) at end of period	$28,215	$(31,077)	$28,215	$(31,077)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

Changes in fair value include the realization of our derivative contracts through maturity. During the three and nine months ended September 30, 2019 and 2018, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $13.7 billion and $9.6 billion at September 30, 2019, and December 31, 2018, respectively. The book value of our consolidated long-term debt, including current maturities, was $12.5 billion and $9.4 billion at September 30, 2019, and December 31, 2018, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate pipelines consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At September 30, 2019, and December 31, 2018, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2019, we entered into $625 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.8 billion of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.25 billion senior unsecured notes in March 2019 and $2.0 billion senior unsecured notes in August 2019.

At September 30, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At September 30, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - Our accounting treatment of derivative instruments is consistent with that disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Fair Values of Derivative Instruments - All derivatives measured at fair value at September 30, 2019, and December 31, 2018, were designated as hedging instruments. See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		September 30, 2019		December 31, 2018
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets	$72,995	$(36,186)	$78,891	$(31,793)
	Other assets	7,321	(4,227)	1,086	(946)
Physical contracts	Other current assets	579	—	1,142	—
Interest-rate contracts	Other current assets/other current liabilities	—	(14,672)	19,005	(15,012)
	Other deferred credits	—	(262,193)	—	(84,248)
Total derivatives designated as hedging instruments		$80,895	$(317,278)	$100,124	$(131,999)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2019		December 31, 2018
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(39.6)	—	(29.9)
- Crude oil and NGLs (MMBbl)	Futures, forwards, swaps and options	9.2	(20.1)	6.5	(13.8)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(39.6)	—	(29.9)
Interest-rate contracts (Billions of dollars)	Swaps	$3.1	$—	$4.3	$—

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

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Commodity contracts	$32,169	$(30,783)	$43,877	$(56,246)
Interest-rate contracts	(128,041)	26,203	(303,351)	70,179
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(95,872)	$(4,580)	$(259,474)	$13,933

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues/ cost of sales and fuel	$18,528	$(20,630)	$52,624	$(42,430)
Interest-rate contracts	Interest expense	(6,903)	(4,383)	(14,222)	(13,929)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income		$11,625	$(25,013)	$38,402	$(56,359)

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2019.

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

At September 30, 2019, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2019	December 31, 2018
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$500,000 at 8.625% due March 2019	—	500,000
$300,000 at 3.8% due March 2020	—	300,000
$1,500,000 term loan, variable rate, due November 2021	1,250,000	550,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	—
$500,000 at 4.9% due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	—
$750,000 at 3.4% due September 2029	750,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	450,000
$750,000 at 4.45% due September 2049	750,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	23,220	28,957
Total debt	12,595,617	9,451,354
Unamortized portion of terminated swaps	15,461	16,750
Unamortized debt issuance costs and discounts	(123,976)	(87,120)
Current maturities of long-term debt	(7,650)	(507,650)
Long-term debt	$12,479,452	$8,873,334

$2.5 Billion Credit Agreement - In May 2019, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2024. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at September 30, 2019. If we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At September 30, 2019, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In August 2019, we completed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $500 million, 2.75% senior notes due 2024; $750 million, 3.4% senior notes due 2029; and $750 million, 4.45% senior notes due 2049. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.97 billion. A portion of the proceeds were, and the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which was fully drawn as of June 30, 2019. We repaid $250 million of our outstanding balance in August 2019 and have $1.25 billion drawn as of September 30, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - In September 2019, we redeemed our $300 million, 3.8% senior notes due March 2020 at a redemption price of $308.0 million, including the outstanding principal, plus accrued and unpaid interest, with cash on hand from our public offering of $2.0 billion senior unsecured notes in August 2019. In connection with this early redemption, we incurred a $2.7 million loss on extinguishment of debt, which is included in other expense in our Consolidated Statements of Income for the three and nine months ended September 30, 2019.

In August 2019, we repaid $250 million of our $1.5 Billion Term Loan Agreement with cash on hand.

In March 2019, we repaid our $500 million, 8.625% senior notes at maturity with a combination of cash on hand and short-term borrowings.

For additional discussion of our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement, see Note F of the Notes to Consolidated Financial Statements in our Annual Report.

E.	EQUITY

Noncontrolling Interests - In July 2018, we acquired the remaining 20% interest that we did not own in WTLPG for $195 million with cash on hand. We are now the sole owner of the West Texas LPG pipeline system. In our consolidated statement of cash flows for the nine months ended September 30, 2018, our acquisition of noncontrolling interests in WTLPG should have been classified as a financing activity instead of an investing activity. The consolidated statement of cash flows for the nine months ended September 30, 2018, has been revised to reflect this change in classification to financing, which was not material to our consolidated financial statements.

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2019, May 2019 and August 2019 were $0.86, $0.865 and $0.89 per share, respectively. A dividend of $0.915 per share was declared for shareholders of record at the close of business on November 4, 2019, payable November 14, 2019.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2019, May 2019 and August 2019. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2019.

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2019	$(64,660)	$(121,785)	$(1,794)	$(188,239)
Other comprehensive loss before reclassifications	(199,795)	(63)	(10,567)	(210,425)
Amounts reclassified to net income	(29,748)	7,334	(26)	(22,440)
Other comprehensive income (loss)	(229,543)	7,271	(10,593)	(232,865)
September 30, 2019	$(294,203)	$(114,514)	$(12,387)	$(421,104)

(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.

The following table sets forth information about the balance of accumulated other comprehensive loss at September 30, 2019, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 27 months (b)	$30,258
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(111,275)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(213,186)
Accumulated other comprehensive loss at September 30, 2019	$(294,203)
(a) - All amounts are presented net of tax.
(b) - Based on September 30, 2019, commodity prices, we will realize $27.9 million in net gains, net of tax, over the next 12 months and $2.4 million in net gains, net of tax, thereafter.
(c) - Losses of $19.7 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss to net income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Risk-management assets/liabilities
Commodity contracts	$18,528	$(20,630)	$52,624	$(42,430)	Commodity sales revenues/cost of sales and fuel
Interest-rate contracts	(6,903)	(4,383)	(14,222)	(13,929)	Interest expense
	11,625	(25,013)	38,402	(56,359)	Income before income taxes
	(2,673)	5,752	(8,654)	12,962	Income taxes
	$8,952	$(19,261)	$29,748	$(43,397)	Net income

Retirement and other postretirement benefit plan obligations (a)
Amortization of net loss	$(3,232)	$(4,592)	$(9,696)	$(13,776)	Other income (expense)
Amortization of unrecognized prior service credit	57	415	171	1,245	Other income (expense)
	(3,175)	(4,177)	(9,525)	(12,531)	Income before income taxes
	731	961	2,191	2,882	Income taxes
	$(2,444)	$(3,216)	$(7,334)	$(9,649)	Net income

Risk-management assets/liabilities of unconsolidated affiliates
Interest-rate contracts	$(59)	$52	$34	$71	Equity in net earnings from investments
	13	(12)	(8)	(16)	Income taxes
	$(46)	$40	$26	$55	Net income

Total reclassifications for the period	$6,462	$(22,437)	$22,440	$(52,991)	Net income

(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note H for additional detail of our net periodic benefit cost.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$308,880	413,816	$0.75
Diluted EPS
Effect of dilutive securities	—	1,762
Net income available for common stock and common stock equivalents	$308,880	415,578	$0.74

	Three Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$312,984	412,117	$0.76
Diluted EPS
Effect of dilutive securities	—	2,730
Net income attributable to ONEOK available for common stock and common stock equivalents	$312,984	414,847	$0.75

	Nine Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$957,501	413,443	$2.32
Diluted EPS
Effect of dilutive securities	—	1,834
Net income available for common stock and common stock equivalents	$957,501	415,277	$2.31

	Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$857,990	411,400	$2.09
Diluted EPS
Effect of dilutive securities	—	2,635
Net income attributable to ONEOK available for common stock and common stock equivalents	$857,990	414,035	$2.07

H.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (income) for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,954	$1,832	$5,862	$5,496
Interest cost	5,126	4,408	15,378	13,224
Expected return on plan assets	(5,892)	(5,969)	(17,676)	(17,907)
Amortization of net loss	3,158	4,258	9,474	12,774
Net periodic benefit cost	$4,346	$4,529	$13,038	$13,587

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$117	$211	$351	$633
Interest cost	509	527	1,527	1,581
Expected return on plan assets	(570)	(672)	(1,710)	(2,016)
Amortization of prior service credit	(57)	(415)	(171)	(1,245)
Amortization of net loss	74	334	222	1,002
Net periodic benefit cost (income)	$73	$(15)	$219	$(45)

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Northern Border Pipeline	$16,102	$16,486	$50,593	$48,863
Overland Pass Pipeline	15,481	16,081	48,340	48,714
Roadrunner	7,421	6,303	19,836	16,803
Other	(1,428)	443	(3,594)	1,690
Equity in net earnings from investments	$37,576	$39,313	$115,175	$116,070

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Income Statement
Revenues	$151,210	$160,962	$471,461	$471,641
Operating expenses	$69,783	$69,004	$217,287	$205,525
Net income	$74,341	$85,361	$234,154	$247,754

Distributions paid to us (a)	$44,357	$47,197	$203,347	$145,437

(a) - As determined by the Northern Border Pipeline Management Committee, we received an additional distribution of $50.0 million from Northern Border Pipeline during the nine months ended September 30, 2019.

We incurred expenses in transactions with unconsolidated affiliates of $41.9 million and $37.5 million for the three months ended September 30, 2019 and 2018, respectively, and $124.2 million and $113.2 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at September 30, 2019, and December 31, 2018, were $13.8 million and $14.7 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, were not material.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, we and our affiliate, ONEOK Energy Services Company, L.P., along with several other energy companies, were named as defendants in multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications alleged to have occurred prior to 2003.

In September 2019, we settled Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming) for an immaterial amount with cash on hand. This was the last remaining case arising from the Gas Index Pricing Litigation.

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

The following table sets forth information about our supplemental cash flows:

Nine Months Ended
September 30, 2019
(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,972
Financing cash flows for finance lease	$1,307
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$3,663

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the period indicated:

Leases	Location in our Consolidated Balance Sheet	September 30, 2019
		(Thousands of dollars)
Assets
Operating leases	Other assets	$16,176
Finance lease	Property, plant and equipment	28,286
Finance lease	Accumulated depreciation	(1,037)
Total leased assets		$43,425

Liabilities
Current
Operating leases	Other current liabilities	$2,624
Finance lease	Finance lease liability	1,901
Noncurrent
Operating leases	Other deferred credits	13,790
Finance lease	Finance lease liability	24,801
Total lease liabilities		$43,116

The following table sets forth information about our leases for the periods indicated:

		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	At September 30, 2019
	Location in our Consolidated Statement of Income	Lease Cost		Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate (a)
		(Thousands of dollars)		(Years)
Operating leases	Operations and maintenance	$1,751	$5,402	10.1	4.58%
Finance lease				9.1	10.00%
Amortization of lease assets	Depreciation and amortization	283	849
Interest on lease liabilities	Interest expense	675	2,058
Total lease cost		$2,709	$8,309
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of September 30, 2019:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2019	$1.1	$1.3
2020	4.5	2.4
2021	4.5	2.0
2022	4.5	2.0
2023	4.5	1.9
2024 and beyond	21.6	11.1
Total lease payments	40.7	20.7
Less: Interest	14.0	4.3
Present value of lease liabilities	$26.7	$16.4

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

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - The following tables set forth the balances in contract assets and contract liabilities for the periods indicated:

Contract Assets	(Millions of dollars)
Balance at December 31, 2018 (a)	$6.2
Amounts invoiced in excess of revenue recognized	(0.9)
Net additions	0.8
Balance at September 30, 2019 (b)	$6.1
(a) - Contract assets of $1.7 million and $4.5 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.
(b) - Contract assets of $2.4 million and $3.7 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheets.

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2018 (a)	$31.7
Revenue recognized included in beginning balance	(15.2)
Net additions	28.9
Balance at September 30, 2019 (b)	$45.4
(a) - Contract liabilities of $15.6 million and $16.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.
(b) - Contract liabilities of $25.2 million and $20.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheets.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2019, and December 31, 2018, relate to customer receivables. Revenues sources are disaggregated in Note M.

Practical Expedients - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2019, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 24 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2019	$101.5
2020	335.6
2021	286.3
2022	228.3
2023 and beyond	952.5
Total estimated transaction price allocated to unsatisfied performance obligations	$1,904.2

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$244,932	$1,746,630	$—	$1,991,562
Residue natural gas sales	185,303	—	231	185,534
Gathering, processing and exchange services revenue	42,795	105,179	—	147,974
Transportation and storage revenue	—	46,407	108,384	154,791
Other	3,182	2,291	12,933	18,406
Total revenues (c)	476,212	1,900,507	121,548	2,498,267

Cost of sales and fuel (exclusive of depreciation and operating costs)	(210,739)	(1,438,206)	(381)	(1,649,326)
Operating costs	(91,227)	(114,903)	(40,170)	(246,300)
Equity in net earnings (loss) from investments	(1,837)	15,890	23,523	37,576
Noncash compensation expense and other	2,883	4,174	(701)	6,356
Segment adjusted EBITDA	$175,292	$367,462	$103,819	$646,573

Depreciation and amortization	$(55,781)	$(50,419)	$(14,330)	$(120,530)
Capital expenditures	$245,745	$738,038	$27,767	$1,011,550
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $379.7 million, of which $315.7 million related to revenues within the segment, and cost of sales and fuel of $129.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $72.3 million and cost of sales and fuel of $5.1 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $244.2 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended September 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$1,991,562	$(230,080)	$1,761,482
Residue natural gas sales	185,534	(567)	184,967
Gathering, processing and exchange services revenue	147,974	—	147,974
Transportation and storage revenue	154,791	(2,594)	152,197
Other	18,406	(1,798)	16,608
Total revenues (a)	$2,498,267	$(235,039)	$2,263,228

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,649,326)	$234,798	$(1,414,528)
Operating costs	$(246,300)	$1,165	$(245,135)
Depreciation and amortization	$(120,530)	$(900)	$(121,430)
Equity in net earnings from investments	$37,576	$—	$37,576
Capital expenditures	$1,011,550	$7,624	$1,019,174
(a) - Noncustomer revenue for the three months ended September 30, 2019, totaled $89.0 million related primarily to gains from commodity derivative contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $316.0 million, of which $276.4 million related to revenues within the segment, and cost of sales and fuel of $132.7 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $65.9 million and cost of sales and fuel of $5.5 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $519.7 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Noncustomer revenue for the three months ended September 30, 2018, totaled $(17.7) million related primarily to losses from derivatives on commodity contracts.

Nine Months Ended September 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$890,021	$5,826,297	$—	$6,716,318
Residue natural gas sales	725,672	—	1,242	726,914
Gathering, processing and exchange services revenue	126,073	309,571	—	435,644
Transportation and storage revenue	—	141,384	317,555	458,939
Other	11,287	7,313	36,682	55,282
Total revenues (c)	1,753,053	6,284,565	355,479	8,393,097

Cost of sales and fuel (exclusive of depreciation and operating costs)	(971,397)	(4,914,452)	(3,785)	(5,889,634)
Operating costs	(271,236)	(340,274)	(113,043)	(724,553)
Equity in net earnings (loss) from investments	(4,660)	49,406	70,429	115,175
Noncash compensation expense and other	8,399	12,618	1,931	22,948
Segment adjusted EBITDA	$514,159	$1,091,863	$311,011	$1,917,033

Depreciation and amortization	$(162,014)	$(143,166)	$(42,653)	$(347,833)
Total assets	$6,546,417	$11,662,489	$2,083,773	$20,292,679
Capital expenditures	$674,115	$1,969,138	$77,861	$2,721,114
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.0 billion, of which $853.0 million related to revenues within the segment, and cost of sales and fuel of $364.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $214.7 million and cost of sales and fuel of $14.4 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $897.9 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Nine Months Ended September 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$6,716,318	$(878,958)	$5,837,360
Residue natural gas sales	726,914	(567)	726,347
Gathering, processing and exchange services revenue	435,644	—	435,644
Transportation and storage revenue	458,939	(7,578)	451,361
Other	55,282	(5,233)	50,049
Total revenues (a)	$8,393,097	$(892,336)	$7,500,761

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,889,634)	$892,935	$(4,996,699)
Operating costs	$(724,553)	$964	$(723,589)
Depreciation and amortization	$(347,833)	$(2,719)	$(350,552)
Equity in net earnings from investments	$115,175	$—	$115,175
Total assets	$20,292,679	$1,043,228	$21,335,907
Capital expenditures	$2,721,114	$18,224	$2,739,338
(a) - Noncustomer revenue for the nine months ended September 30, 2019, totaled $129.9 million related primarily to gains from commodity derivative contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $910.3 million, of which $784.8 million related to revenues within the segment, and cost of sales and fuel of $379.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $198.4 million and cost of sales and fuel of $20.4 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.4 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Noncustomer revenue for the nine months ended September 30, 2018, totaled $(32.1) million related primarily to losses from derivatives on commodity contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$309,155	$313,916	$958,326	$862,144
Add:
Interest expense, net of capitalized interest	129,577	121,910	362,490	351,131
Depreciation and amortization	121,430	107,383	350,552	317,908
Income taxes	97,365	102,983	274,234	266,285
Noncash compensation expense	9,757	5,829	20,412	27,195
Other corporate costs and noncash items (a)	(20,711)	(3,290)	(48,981)	(5,384)
Total segment adjusted EBITDA	$646,573	$648,731	$1,917,033	$1,819,279
(a) - Includes equity AFUDC related to our capital-growth projects.

N.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$1,947.8	$—	$1,947.8
Services	—	—	—	316.0	(0.6)	315.4
Total revenues	—	—	—	2,263.8	(0.6)	2,263.2
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	1,414.5	—	1,414.5
Operating expenses	(0.7)	—	—	367.8	(0.6)	366.5
(Gain) loss on sale of assets	—	—	0.1	(0.1)	—	—
Operating income	0.7	—	(0.1)	481.6	—	482.2
Equity in net earnings from investments	470.2	476.1	476.2	29.1	(1,414.0)	37.6
Other income (expense), net	11.1	75.4	78.1	8.0	(156.2)	16.4
Interest expense, net	(78.4)	(78.1)	(78.1)	(51.2)	156.2	(129.6)
Income before income taxes	403.6	473.4	476.1	467.5	(1,414.0)	406.6
Income taxes	(94.4)	—	—	(3.0)	—	(97.4)
Net income	309.2	473.4	476.1	464.5	(1,414.0)	309.2
Less: Preferred stock dividends	0.3	—	—	—	—	0.3
Net income available to common shareholders	$308.9	$473.4	$476.1	$464.5	$(1,414.0)	$308.9

Net income	$309.2	$473.4	$476.1	$464.5	$(1,414.0)	$309.2
Other comprehensive income (loss), net of tax	(94.4)	12.4	7.9	5.0	(15.6)	(84.7)
Comprehensive income	$214.8	$485.8	$484.0	$469.5	$(1,429.6)	$224.5

	Three Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$3,083.6	$—	$3,083.6
Services	—	—	—	310.8	(0.5)	310.3
Total revenues	—	—	—	3,394.4	(0.5)	3,393.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,560.8	—	2,560.8
Operating expenses	2.0	—	—	336.3	(0.5)	337.8
Gain on sale of assets	—	—	—	(0.2)	—	(0.2)
Operating income	(2.0)	—	—	497.5	—	495.5
Equity in net earnings from investments	457.3	457.1	457.1	30.1	(1,362.3)	39.3
Other income (expense), net	9.3	80.3	80.3	(5.3)	(160.6)	4.0
Interest expense, net	(49.1)	(80.3)	(80.3)	(72.8)	160.6	(121.9)
Income before income taxes	415.5	457.1	457.1	449.5	(1,362.3)	416.9
Income taxes	(102.3)	—	—	(0.7)	—	(103.0)
Net income	313.2	457.1	457.1	448.8	(1,362.3)	313.9
Less: Net income attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Net income attributable to ONEOK	313.2	457.1	457.1	448.1	(1,362.3)	313.2
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$313.0	$457.1	$457.1	$448.1	$(1,362.3)	$313.0

Net income	$313.2	$457.1	$457.1	$448.8	$(1,362.3)	$313.9
Other comprehensive income (loss), net of tax	23.4	(3.7)	(8.1)	(7.3)	16.2	20.5
Comprehensive income	336.6	453.4	449.0	441.5	(1,346.1)	334.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.7	—	0.7
Comprehensive income attributable to ONEOK	$336.6	$453.4	$449.0	$440.8	$(1,346.1)	$333.7

	Nine Months Ended September 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$6,567.6	$—	$6,567.6
Services	—	—	—	934.8	(1.6)	933.2
Total revenues	—	—	—	7,502.4	(1.6)	7,500.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,996.7	—	4,996.7
Operating expenses	(0.7)	—	—	1,076.5	(1.6)	1,074.2
Loss on sale of assets	—	—	2.7	0.2	—	2.9
Operating income	0.7	—	(2.7)	1,429.0	—	1,427.0
Equity in net earnings from investments	1,392.9	1,405.6	1,408.3	87.1	(4,178.7)	115.2
Other income (expense), net	26.3	232.8	235.5	29.3	(471.0)	52.9
Interest expense, net	(198.1)	(235.5)	(235.5)	(164.4)	471.0	(362.5)
Income before income taxes	1,221.8	1,402.9	1,405.6	1,381.0	(4,178.7)	1,232.6
Income taxes	(263.5)	—	—	(10.8)	—	(274.3)
Net income	958.3	1,402.9	1,405.6	1,370.2	(4,178.7)	958.3
Less: Preferred stock dividends	0.8	—	—	—	—	0.8
Net income available to common shareholders	$957.5	$1,402.9	$1,405.6	$1,370.2	$(4,178.7)	$957.5

Net income	$958.3	$1,402.9	$1,405.6	$1,370.2	$(4,178.7)	$958.3
Other comprehensive income (loss), net of tax	(226.0)	(9.0)	(22.5)	(20.6)	45.3	(232.8)
Comprehensive income	$732.3	$1,393.9	$1,383.1	$1,349.6	$(4,133.4)	$725.5

	Nine Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$8,578.9	$—	$8,578.9
Services	—	—	—	879.1	(1.5)	877.6
Total revenues	—	—	—	9,458.0	(1.5)	9,456.5
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	7,104.6	—	7,104.6
Operating expenses	3.3	—	—	986.8	(1.5)	988.6
Gain on sale of assets	—	—	—	(0.3)	—	(0.3)
Operating income	(3.3)	—	—	1,366.9	—	1,363.6
Equity in net earnings from investments	1,226.6	1,231.2	1,231.2	86.2	(3,659.1)	116.1
Other income (expense), net	23.1	234.9	234.9	(23.3)	(469.8)	(0.2)
Interest expense, net	(129.2)	(234.9)	(234.9)	(221.9)	469.8	(351.1)
Income before income taxes	1,117.2	1,231.2	1,231.2	1,207.9	(3,659.1)	1,128.4
Income taxes	(258.4)	—	—	(7.9)	—	(266.3)
Net income	858.8	1,231.2	1,231.2	1,200.0	(3,659.1)	862.1
Less: Net income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Net income attributable to ONEOK	858.8	1,231.2	1,231.2	1,196.7	(3,659.1)	858.8
Less: Preferred stock dividends	0.8	—	—	—	—	0.8
Net income available to common shareholders	$858.0	$1,231.2	$1,231.2	$1,196.7	$(3,659.1)	$858.0

Net income	$858.8	$1,231.2	$1,231.2	$1,200.0	$(3,659.1)	$862.1
Other comprehensive income (loss), net of tax	65.6	4.0	(6.9)	(8.0)	13.8	68.5
Comprehensive income	924.4	1,235.2	1,224.3	1,192.0	(3,645.3)	930.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	3.3	—	3.3
Comprehensive income attributable to ONEOK	$924.4	$1,235.2	$1,224.3	$1,188.7	$(3,645.3)	$927.3

Condensed Consolidating Balance Sheets

	September 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$673.3	$—	$—	$—	$—	$673.3
Accounts receivable, net	—	—	—	718.7	—	718.7
Materials and supplies	—	—	—	192.9	—	192.9
Natural gas and NGLs in storage	—	—	—	283.5	—	283.5
Other current assets	12.3	—	—	86.8	—	99.1
Total current assets	685.6	—	—	1,281.9	—	1,967.5
Property, plant and equipment
Property, plant and equipment	160.0	—	—	20,788.3	—	20,948.3
Accumulated depreciation and amortization	97.6	—	—	3,487.8	—	3,585.4
Net property, plant and equipment	62.4	—	—	17,300.5	—	17,362.9
Investments and other assets
Investments	6,554.5	3,932.2	10,986.9	770.6	(21,373.7)	870.5
Intercompany receivable	8,099.1	6,897.7	—	—	(14,996.8)	—
Other assets	134.8	—	—	1,001.1	(0.9)	1,135.0
Total investments and other assets	14,788.4	10,829.9	10,986.9	1,771.7	(36,371.4)	2,005.5
Total assets	$15,536.4	$10,829.9	$10,986.9	$20,354.1	$(36,371.4)	$21,335.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$7.7	$—	$7.7
Accounts payable	9.5	—	—	1,120.3	—	1,129.8
Other current liabilities	96.4	63.5	—	269.7	—	429.6
Total current liabilities	105.9	63.5	—	1,397.7	—	1,567.1

Intercompany payable	—	—	7,054.7	7,942.1	(14,996.8)	—

Long-term debt, excluding current maturities	8,419.6	4,044.3	—	15.6	—	12,479.5

Deferred credits and other liabilities
Deferred income taxes	297.9	—	—	121.7	(0.9)	418.7
Other deferred credits	494.1	—	—	157.6	—	651.7
Total deferred credits and other liabilities	792.0	—	—	279.3	(0.9)	1,070.4

Commitments and contingencies

Equity	6,218.9	6,722.1	3,932.2	10,719.4	(21,373.7)	6,218.9
Total liabilities and equity	$15,536.4	$10,829.9	$10,986.9	$20,354.1	$(36,371.4)	$21,335.9

	December 31, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$12.0	$—	$—	$—	$—	$12.0
Accounts receivable, net	—	—	—	819.0	—	819.0
Materials and supplies	—	—	—	141.2	—	141.2
Natural gas and NGLs in storage	—	—	—	296.7	—	296.7
Other current assets	29.1	—	—	100.6	—	129.7
Total current assets	41.1	—	—	1,357.5	—	1,398.6
Property, plant and equipment
Property, plant and equipment	145.5	—	—	17,885.5	—	18,031.0
Accumulated depreciation and amortization	92.0	—	—	3,172.3	—	3,264.3
Net property, plant and equipment	53.5	—	—	14,713.2	—	14,766.7
Investments and other assets
Investments	6,153.5	3,548.1	9,721.6	791.1	(19,245.1)	969.2
Intercompany receivable	5,308.6	7,701.5	1,528.0	—	(14,538.1)	—
Other assets	115.9	—	—	982.3	(1.0)	1,097.2
Total investments and other assets	11,578.0	11,249.6	11,249.6	1,773.4	(33,784.2)	2,066.4
Total assets	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$500.0	$—	$7.7	$—	$507.7
Accounts payable	31.3	—	—	1,085.0	—	1,116.3
Other current liabilities	123.2	81.0	—	280.2	—	484.4
Total current liabilities	154.5	581.0	—	1,372.9	—	2,108.4

Intercompany payable	—	—	7,701.5	6,836.6	(14,538.1)	—

Long-term debt, excluding current maturities	4,510.7	4,341.4	—	21.2	—	8,873.3

Deferred credits and other liabilities
Deferred income taxes	112.3	—	—	108.4	(1.0)	219.7
Other deferred credits	315.6	—	—	135.2	—	450.8
Total deferred credits and other liabilities	427.9	—	—	243.6	(1.0)	670.5

Commitments and contingencies

Equity	6,579.5	6,327.2	3,548.1	9,369.8	(19,245.1)	6,579.5
Total liabilities and equity	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$761.9	$897.3	$50.6	$1,615.0	$(1,998.0)	$1,326.8
Investing activities
Capital expenditures	(17.8)	—	—	(2,721.5)	—	(2,739.3)
Contributions to unconsolidated affiliates	—	—	—	(3.3)	—	(3.3)
Other investing activities	—	—	72.5	22.2	—	94.7
Cash used in investing activities	(17.8)	—	72.5	(2,702.6)	—	(2,647.9)
Financing activities
Dividends paid	(1,079.4)	(999.0)	(999.0)	—	1,998.0	(1,079.4)
Intercompany borrowings (advances), net	(2,874.4)	904.1	875.9	1,094.4	—	—
Issuance of long-term debt, net of discounts	4,185.4	—	—	—	—	4,185.4
Repayment of long-term debt	(250.0)	(799.7)	—	(5.7)	—	(1,055.4)
Issuance of common stock	19.3	—	—	—	—	19.3
Other	(83.7)	(2.7)	—	(1.1)	—	(87.5)
Cash provided by financing activities	(82.8)	(897.3)	(123.1)	1,087.6	1,998.0	1,982.4
Change in cash and cash equivalents	661.3	—	—	—	—	661.3
Cash and cash equivalents at beginning of period	12.0	—	—	—	—	12.0
Cash and cash equivalents at end of period	$673.3	$—	$—	$—	$—	$673.3

	Nine Months Ended September 30, 2018
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$964.4	$993.8	$48.9	$1,507.4	$(1,998.0)	$1,516.5
Investing activities
Capital expenditures	(15.0)	—	—	(1,294.7)	—	(1,309.7)
Contributions to unconsolidated affiliates	—	—	(0.5)	(0.3)	—	(0.8)
Other investing activities	—	—	10.8	9.9	—	20.7
Cash used in investing activities	(15.0)	—	10.3	(1,285.1)	—	(1,289.8)
Financing activities
Dividends paid	(983.1)	(999.0)	(999.0)	—	1,998.0	(983.1)
Distributions to noncontrolling interests	—	—	—	(3.5)	—	(3.5)
Intercompany borrowings (advances), net	(1,640.5)	930.2	939.8	(229.5)	—	—
Borrowing (repayment) of short-term borrowings, net	(494.7)	—	—	—	—	(494.7)
Issuance of long-term debt, net of discounts	1,245.8	—	—	—	—	1,245.8
Repayment of long-term debt	—	(925.0)	—	(5.7)	—	(930.7)
Issuance of common stock	1,195.1	—	—	—	—	1,195.1
Acquisition of noncontrolling interests	(195.0)	—	—	—	—	(195.0)
Other, net	(29.7)	—	—	16.4	—	(13.3)
Cash used in financing activities	(902.1)	(993.8)	(59.2)	(222.3)	1,998.0	(179.4)
Change in cash and cash equivalents	47.3	—	—	—	—	47.3
Cash and cash equivalents at beginning of period	37.2	—	—	—	—	37.2
Cash and cash equivalents at end of period	$84.5	$—	$—	$—	$—	$84.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Volumes increased across our operating regions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the first nine months of 2019, compared with the same period in 2018, as a result of our completed capital-growth projects, continued drilling and producer improvements in production due to enhanced completion techniques, offset partially by natural production declines. Since the beginning of 2018, we have spent more than $4 billion on our capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas infrastructure supported by a combination of long-term primarily fee-based contracts, volume commitments and/or acreage dedications. Our NGL projects in the Gulf Coast also allow flexibility to construct additional NGL fractionators, storage and, potentially, new export facilities in the future. We expect these projects to meet the needs of natural gas processors and producers and the petrochemical industry that require additional midstream infrastructure to accommodate increasing supply and demand in the areas in which we operate.

In recent quarters, we have experienced fluctuating NGL location price differentials due to increased supply, increased demand in the Mid-Continent region, infrastructure constraints and slower demand growth in the Gulf Coast due primarily to delays in the startup of petrochemical facilities and constrained NGL exports. In the third quarter 2019, the Conway-to-Mont Belvieu OPIS price differential for ethane in ethane/propane mix averaged $0.08 per-gallon, compared with $0.24 per-gallon in the third quarter 2018, which resulted in lower earnings from our optimization and marketing activities in our Natural Gas Liquids segment in the three and nine months ended September 30, 2019, compared with the same periods in 2018. We expect these NGL location price differentials to continue to fluctuate, but remain relatively narrow, for the remainder of the year.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in this region, which includes the Williston, Powder River and DJ Basins. In our Natural Gas Gathering and Processing segment, gathered and processed volumes in this region increased in the first nine months of 2019, compared with the same period in 2018, due primarily to increased producer productivity and new well connections. Our Demicks Lake I natural gas processing plant was placed in service in October 2019, and we expect it to quickly reach its 200 MMcf/d capacity due to more than 300 MMcf/d of natural gas currently flaring by producers on our dedicated acreage due primarily to lack of natural gas processing capacity. With continued volume growth expected, we are constructing our 200 MMcf/d Demicks Lake II natural gas processing plant and expanding our Bear Creek plant by 200 MMcf/d. These projects will increase our total processing capacity to more than 1.6 Bcf/d in the Williston Basin, which is expected to help producers meet North Dakota’s natural gas capture targets, add incremental NGLs to our NGL gathering system and deliver natural gas to our 50 percent-owned Northern Border Pipeline. In our Natural Gas Liquids segment, the volume growth in this region has resulted in our Bakken NGL pipeline and the Overland Pass Pipeline, of which we own 50%, operating at or near full capacity. We are in the final stages of constructing our Elk Creek pipeline to support expected supply growth and provide needed infrastructure to transport NGLs out of the region to the Mid-Continent with connectivity to the Gulf Coast.

In July 2019, we completed the southern section of our Elk Creek pipeline, allowing NGL production from the Powder River Basin to be transported to existing Mid-Continent NGL facilities in Bushton, Kansas, creating capacity on our Bakken NGL pipeline to transport additional NGL volumes from the Williston Basin. We expect our Elk Creek pipeline to reach 100 MBbl/d in the first quarter 2020 due to a combination of growth in volumes from our processing plants, third-party processing plants and volumes currently transported by rail. In April 2019, we also announced a project to extend our Bakken NGL pipeline into an area of the Williston Basin with limited access to raw feed NGL pipeline takeaway capacity. This project will provide connectivity for third-party processing plants to key NGL market centers as well as provide additional volumes to our Elk Creek pipeline. To accommodate expected volumes, we are expanding our Mid-Continent NGL fractionation facilities by 65 MBbl/d and constructing an extension of our Arbuckle II pipeline farther north along with additional NGL gathering infrastructure to increase connectivity with our Elk Creek pipeline.

STACK and SCOOP - As producers continue to develop the STACK and SCOOP areas in Oklahoma, we expect continued demand for our services from producers that need takeaway capacity for natural gas and NGLs out of the Mid-Continent region. In our Natural Gas Gathering and Processing segment, natural gas gathered and processed volumes increased in this region in the first nine months of 2019, compared with the same period in 2018, due primarily to new well connections. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas where volumes continued to increase in the first nine months of 2019, compared with the same period in 2018. We are constructing our Arbuckle II pipeline to support expected supply growth and transport NGLs to the Gulf Coast market center, as well as an expansion of our Arbuckle II pipeline to a total capacity of 500 MBbl/d. Our Natural Gas Pipelines segment transports natural gas from more than 30 natural gas processing plants in Oklahoma. We completed expansions to provide increased westbound transportation services from the STACK area and a 150 MMcf/d eastbound expansion from the STACK and SCOOP areas to an eastern Oklahoma interstate pipeline delivery point.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to continue to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through our West Texas LPG pipeline system. Due to the recent expansion of the system and new plant connections, volumes increased in the first nine months of 2019, compared with the same period in 2018. We expect volumes to continue to increase on our West Texas LPG pipeline system as our second and third expansions are completed, which will increase the mainline capacity out of the Permian Basin by 80 MBbl/d and 40 MBbl/d, respectively, as well as connect our West Texas LPG pipeline with our Arbuckle II pipeline. These projects are expected to position our West Texas LPG pipeline system for significant NGL volume growth and are backed by long-term acreage and/or plant dedications. In our Natural Gas Pipelines segment, our Roadrunner joint venture and our WesTex pipeline are well-positioned to serve growth in the Permian Basin. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our completed WesTex intrastate natural gas pipeline expansion project, creates future opportunities for us to deliver natural gas to Mexico and transport natural gas to other markets in the region.

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

Ethane Demand - We expect the amount of ethane delivered to our system to continue to fluctuate as NGL supply continues to increase, petrochemical companies complete expansion projects and exports increase. While these volumes decreased to 350 MBbl/d in the third quarter 2019, compared with 400 MBbl/d in the third quarter 2018, due primarily to increased ethane rejection in the Mid-Continent region, ethane volumes under long-term contracts delivered to our NGL system have generally been increasing since 2017, primarily as a result of NGL demand increasing from exports and petrochemical companies completing ethylene production projects and plant expansions. Our NGL capital-growth projects are expected to help alleviate system constraints, enabling additional NGLs, including ethane, to reach the Mont Belvieu, Texas, market center.

Growth Projects - Our announced large capital-growth projects that have recently been completed or are currently under construction are outlined in the table below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	First Quarter 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion in the Williston Basin and related gathering infrastructure	$405	First Quarter 2021
	Supported by acreage dedications and primarily fee-based contracts
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Fourth Quarter 2019 (b)
	Anchored by long-term contracts supported primarily by minimum volume commitments
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to approximately 400 MBbl/d, and related infrastructure	$1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1,000 MBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	First Quarter 2020
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	First Quarter 2020 (c)
	Fully contracted with long-term contracts
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Fourth Quarter 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	First Quarter 2021
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	First Quarter 2021
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	First Quarter 2021 (d)
(a) - Excludes capitalized interest/AFUDC.
(b) - In July 2019, we completed the southern section of the pipeline.
(c) - We expect to complete 75 MBbl/d ahead of schedule in the fourth quarter 2019, with the remaining 50 MBbl/d to be completed in the first quarter 2020.
(d) - We expect to complete 15 MBbl/d in the third quarter 2020, with the remaining 50 MBbl/d expected to be completed in the first quarter 2021.

Debt Issuances - In August 2019, we completed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $500 million, 2.75% senior notes due 2024; $750 million, 3.4% senior notes due 2029; and $750 million, 4.45% senior notes due 2049. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.97 billion. A portion of the proceeds were, and the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

Dividends - In February 2019, May 2019 and August 2019 we paid quarterly dividends of $0.86 per share ($3.44 per share on an annualized basis), $0.865 per share ($3.46 per share on an annualized basis) and $0.89 per share ($3.56 per share on an annualized basis), respectively, with increases of 12%, 9% and 8% compared with the respective quarters in the prior year. We declared a quarterly dividend of $0.915 per share ($3.66 per share on an annualized basis) in October 2019. The quarterly dividend will be paid November 14, 2019, to shareholders of record at the close of business on November 4, 2019.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2019, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value, and no further testing was necessary.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2019 vs. 2018	2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,947.8	$3,083.6	$6,567.6	$8,578.9	$(1,135.8)	$(2,011.3)
Services	315.4	310.3	933.2	877.6	5.1	55.6
Total revenues	2,263.2	3,393.9	7,500.8	9,456.5	(1,130.7)	(1,955.7)
Cost of sales and fuel (exclusive of items shown separately below)	1,414.5	2,560.8	4,996.7	7,104.6	(1,146.3)	(2,107.9)
Operating costs	245.1	230.4	723.6	670.7	14.7	52.9
Depreciation and amortization	121.4	107.4	350.6	317.9	14.0	32.7
(Gain) loss on sale of assets	—	(0.2)	2.9	(0.3)	(0.2)	(3.2)
Operating income	$482.2	$495.5	$1,427.0	$1,363.6	$(13.3)	$63.4
Equity in net earnings from investments	$37.6	$39.3	$115.2	$116.1	$(1.7)	$(0.9)
Interest expense, net of capitalized interest	$(129.6)	$(121.9)	$(362.5)	$(351.1)	$7.7	$11.4
Net income	$309.2	$313.9	$958.3	$862.1	$(4.7)	$96.2
Adjusted EBITDA	$649.8	$650.2	$1,919.7	$1,822.4	$(0.4)	$97.3
Capital expenditures	$1,019.2	$694.3	$2,739.3	$1,309.7	$324.9	$1,429.6
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

Operating income decreased for the three months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	a decrease of $46.8 million in optimization and marketing earnings due primarily to wide location price differentials in the third quarter 2018 in our Natural Gas Liquids segment;

•	a decrease of $17.1 million in exchange services related to higher unfractionated NGLs in inventory in our Natural Gas Liquids segment;

•	an increase of $14.7 million in operating costs due primarily to higher materials, ad valorem taxes and spending on routine maintenance projects;

•	an increase of $14.0 million in depreciation expense due to capital projects placed in service; and

•	a decrease of $12.3 million due primarily to lower realized NGL and natural gas prices, net of hedges, in our Natural Gas Gathering and Processing segment; offset partially by

•
an increase of $67.6 million due to volume growth primarily in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment and the Rocky Mountain region and the Permian Basin, offset partially by $23.9 million in lower volumes in the Mid-Continent region due primarily to increased ethane rejection in our Natural Gas Liquids segment;

•	an increase of $31.0 million due to higher average fee rates primarily in the Permian Basin in our Natural Gas Liquids segment; and

•	an increase of $15.9 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects in our Natural Gas Pipelines segment.

Operating income increased for the nine months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
an increase of $184.1 million due to volume growth primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment;

•	an increase of $73.2 million due to higher average fee rates primarily in the Permian Basin and Rocky Mountain region in our Natural Gas Liquids segment; and

•
an increase of $50.6 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects in our Natural Gas Pipelines segment; offset partially by

•
a decrease of $57.2 million in optimization and marketing earnings due primarily to wide location price differentials in the prior year, particularly in the third quarter 2018 in our Natural Gas Liquids segment;

•	an increase of $52.9 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and spending on routine maintenance projects;

•	an increase of $45.9 million due primarily to rail transportation costs in our Natural Gas Liquids segment;

•	an increase of $32.7 million in depreciation expense due to capital projects placed in service; and

•	a decrease of $27.7 million in exchange services due primarily to narrower product price differentials and higher unfractionated NGLs in inventory in our Natural Gas Liquids segment.

Net income decreased for the three months ended September 30, 2019, compared with the same period in 2018, due primarily to the items discussed above, offset partially by higher allowance for equity funds used during construction related to our capital-growth projects. Net income increased for the nine months ended September 30, 2019, compared with the same period in 2018, due to the items discussed above and higher allowance for equity funds used during construction related to our capital-growth projects. The three and nine months ended September 30, 2019 were impacted by higher interest expense related to our underwritten public debt offerings in March and August 2019.

Capital expenditures increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to spending on our announced capital-growth projects.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2019 vs. 2018	2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
NGL sales	$198.2	$451.7	$743.8	$1,206.7	$(253.5)	$(462.9)
Condensate sales	46.7	49.5	146.2	155.5	(2.8)	(9.3)
Residue natural gas sales	185.3	245.5	725.7	709.1	(60.2)	16.6
Gathering, compression, dehydration and processing fees and other revenue	46.0	44.6	137.4	128.9	1.4	8.5
Cost of sales and fuel (exclusive of depreciation and operating costs)	(210.7)	(542.5)	(971.4)	(1,478.0)	(331.8)	(506.6)
Operating costs, excluding noncash compensation adjustments	(87.4)	(88.4)	(259.2)	(262.9)	(1.0)	(3.7)
Equity in net earnings (loss) from investments	(1.8)	—	(4.7)	0.9	(1.8)	(5.6)
Other	(1.0)	(0.8)	(3.6)	(3.2)	(0.2)	(0.4)
Adjusted EBITDA	$175.3	$159.6	$514.2	$457.0	$15.7	$57.2
Capital expenditures	$245.7	$213.0	$674.1	$433.6	$32.7	$240.5
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $15.7 million for the three months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $22.3 million due primarily to natural gas volume growth in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines; and

•	an increase of $6.7 million due to unfavorable contract settlements in the prior year; offset partially by

•	a decrease of $12.3 million due primarily to lower realized NGL and natural gas prices, net of hedges.

Adjusted EBITDA increased $57.2 million for the nine months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $74.4 million due primarily to natural gas volume growth in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines; and

•
a decrease of $3.7 million in operating costs due primarily to lower outside services and materials and supplies, offset partially by higher employee-related costs due to growth of our operations; offset partially by

•	a decrease of $13.4 million due primarily to lower realized NGL and natural gas prices, net of hedges; and

•	a decrease of $5.6 million due primarily to lower equity in net earnings from investments due to a decrease in supply volumes in the dry natural gas area of the Powder River Basin.

Capital expenditures increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2019	2018	2019	2018
Natural gas gathered (BBtu/d)	2,825	2,582	2,742	2,516
Natural gas processed (BBtu/d) (b)	2,624	2,447	2,544	2,366
NGL sales (MBbl/d)	233	195	223	195
Residue natural gas sales (BBtu/d) (b)	1,206	1,145	1,189	1,046
Average fee rate ($/MMBtu)	$0.92	$0.92	$0.92	$0.90
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and processed volumes increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to our capital-growth projects and continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.

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

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to the market center NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with NGL product demand from the petrochemical industry and NGL export demand in the Gulf Coast. Growing crude oil, natural gas and NGL production together with higher petrochemical and export demand have resulted in us making additional capital investments to expand our infrastructure and alleviate system constraints. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

In the nine months ended September 30, 2019, we connected seven third-party natural gas processing plants to our NGL system, five in the Mid-Continent region, one in the Permian Basin and one in the Rocky Mountain region. In addition, five third-party natural gas processing plants connected to our system were expanded, two in the Mid-Continent region, two in the Permian Basin and one in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2019 vs. 2018	2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,746.6	$2,861.9	$5,826.3	$7,884.2	$(1,115.3)	$(2,057.9)
Exchange service revenues and other	107.5	119.1	316.9	304.8	(11.6)	12.1
Transportation and storage revenues	46.4	45.3	141.4	143.7	1.1	(2.3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,438.2)	(2,544.9)	(4,914.5)	(7,009.4)	(1,106.7)	(2,094.9)
Operating costs, excluding noncash compensation adjustments	(109.3)	(97.5)	(322.9)	(275.2)	11.8	47.7
Equity in net earnings from investments	15.9	16.5	49.4	49.5	(0.6)	(0.1)
Other	(1.4)	(1.4)	(4.7)	(4.4)	—	(0.3)
Adjusted EBITDA	$367.5	$399.0	$1,091.9	$1,093.2	$(31.5)	$(1.3)
Capital expenditures	$738.0	$444.8	$1,969.1	$786.6	$293.2	$1,182.5
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $31.5 million for the three months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	a decrease of $46.8 million in optimization and marketing due primarily to wide location price differentials in the third quarter 2018; and

•	an increase of $11.8 million in operating costs due primarily to spending on routine maintenance projects; offset partially by

•
an increase of $27.8 million in exchange services due to $45.3 million in higher volumes primarily in the Rocky Mountain region and the Permian Basin and $31.0 million in higher average fee rates primarily in the Permian Basin, offset partially by $23.9 million in lower volumes in the Mid-Continent region due primarily to increased ethane rejection, $17.1 million related to higher unfractionated NGLs in inventory, $7.2 million due primarily to narrower product price differentials and $3.7 million due primarily to higher rail transportation costs.

Adjusted EBITDA was relatively unchanged for the nine months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•
a decrease of $57.2 million in optimization and marketing due to a decrease of $77.1 million related to wide location price differentials in the prior year, particularly in the third quarter 2018, offset partially by higher marketing earnings of $9.0 million related primarily to the sale of NGL products previously held in inventory, $7.8 million in increased optimization volume and $3.1 million in higher earnings related primarily to product price differentials; and

•	an increase of $47.7 million in operating costs due primarily to higher employee-related costs associated with labor and benefits and spending on routine maintenance projects; offset partially by

•
an increase of $109.0 million in exchange services due to $109.7 million in higher volumes primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin, $73.2 million in higher average fee rates primarily in the Permian Basin and Rocky Mountain region, offset partially by $45.9 million due primarily to higher rail transportation costs, $18.5 million due primarily to narrower product price differentials and $9.2 million related to higher unfractionated NGLs in inventory.

Capital expenditures increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due primarily to our announced capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2019	2018	2019	2018
Raw feed throughput (MBbl/d) (a)	1,086	1,056	1,074	1,001
NGLs transported-gathering lines (MBbl/d) (b)	998	956	974	905
NGLs fractionated (MBbl/d) (c)	710	732	728	707
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.08	$0.24	$0.08	$0.16
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.
(b) - Includes volumes for consolidated entities only.
(c) - Includes volumes at company-owned and third-party facilities.

Volumes increased for the three months ended September 30, 2019, compared with the same period in 2018, primarily in the Rocky Mountain region and the Permian Basin, as a result of increased production, offset partially by lower volumes in the Mid-Continent region due primarily to increased ethane rejection. Volumes increased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin. While overall volumes increased, a portion of the contractual fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

Growth Projects - We expanded our natural gas pipeline infrastructure in Oklahoma and the Permian Basin. The projects included an eastbound expansion of our ONEOK Gas Transportation system by 150 MMcf/d from the STACK and SCOOP areas to an interstate pipeline delivery point in eastern Oklahoma, a westbound expansion of our ONEOK Gas Transportation system by 100 MMcf/d from the STACK area to multiple interstate pipeline delivery points in western Oklahoma and an expansion of our WesTex Transmission system by 300 MMcf/d from the Permian Basin to interstate pipeline delivery points in the Texas Panhandle. Additionally, we completed an expansion project on our Roadrunner joint venture to make the pipeline bidirectional, which resulted in approximately 1.0 Bcf/d of eastbound transportation capacity from the Delaware Basin to the Waha area.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2019 vs. 2018	2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$93.0	$84.5	$270.4	$245.4	$8.5	$25.0
Storage revenues	15.4	13.6	47.2	44.3	1.8	2.9
Residue natural gas sales and other revenues	13.1	7.1	37.9	25.2	6.0	12.7
Cost of sales and fuel (exclusive of depreciation and operating costs)	(0.4)	(2.4)	(3.8)	(10.5)	(2.0)	(6.7)
Operating costs, excluding noncash compensation adjustments	(38.6)	(35.4)	(108.1)	(100.2)	3.2	7.9
Equity in net earnings from investments	23.5	22.8	70.4	65.7	0.7	4.7
Other	(2.2)	(0.1)	(3.0)	(0.8)	(2.1)	(2.2)
Adjusted EBITDA	$103.8	$90.1	$311.0	$269.1	$13.7	$41.9
Capital expenditures	$27.8	$31.5	$77.9	$71.9	$(3.7)	$6.0
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $13.7 million for the three months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $15.9 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects; offset partially by

•	an increase of $3.2 million in operating costs due primarily to materials and ad valorem taxes due to the growth of our operations.

Adjusted EBITDA increased $41.9 million for the nine months ended September 30, 2019, compared with the same period in 2018, primarily as a result of the following:

•	an increase of $50.6 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects; and

•	an increase of $4.7 million from higher equity in net earnings due primarily to increased firm transportation capacity contracted on Roadrunner; offset partially by

•	an increase of $7.9 million in operating costs due primarily to employee-related costs and ad valorem taxes due to the growth of our operations; and

•	a decrease of $7.2 million from lower net retained fuel and timing of equity gas sales.

Capital expenditures decreased for the three months ended September 30, 2019, compared with the same period in 2018, due primarily to timing of maintenance projects. Capital expenditures increased for the nine months ended September 30, 2019, compared with the same period in 2018, due primarily to capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2019	2018	2019	2018
Natural gas transportation capacity contracted (MDth/d)	7,628	6,812	7,568	6,747
Transportation capacity contracted	98%	96%	98%	95%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018, due to our completed expansion projects on our ONEOK Gas Transportation and WesTex Transmission systems, which are both substantially contracted.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$309,155	$313,916	$958,326	$862,144
Add:
Interest expense, net of capitalized interest	129,577	121,910	362,490	351,131
Depreciation and amortization	121,430	107,383	350,552	317,908
Income taxes	97,365	102,983	274,234	266,285
Noncash compensation expense	9,757	5,829	20,412	27,195
Equity AFUDC and other noncash items	(17,532)	(1,834)	(46,357)	(2,305)
Adjusted EBITDA	$649,752	$650,187	$1,919,657	$1,822,358
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$175,292	$159,599	$514,159	$457,016
Natural Gas Liquids	367,462	399,026	1,091,863	1,093,166
Natural Gas Pipelines	103,819	90,106	311,011	269,097
Other	3,179	1,456	2,624	3,079
Adjusted EBITDA	$649,752	$650,187	$1,919,657	$1,822,358

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

We expect our sources of cash inflow to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. Our $2.5 Billion Credit Agreement, which expires in June 2024, and cash on hand from our August 2019 debt issuance provide significant liquidity to fund capital expenditures and repay existing indebtedness. We may access the capital markets to issue debt or equity securities as we consider prudent to provide additional liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. Although we expect to continue to fund capital projects primarily with cash from operations, short-term borrowings and long-term debt, we continue to have access to $550 million available through our “at-the-market” equity program and the ability to issue equity and other securities under our universal shelf registration statement.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of September 30, 2019, we are in compliance with all covenants of our $2.5 Billion Credit Agreement.

At September 30, 2019, we had $673.3 million of cash and cash equivalents and $2.5 billion of borrowing capacity under our $2.5 Billion Credit Agreement.

As of September 30, 2019, we had a working capital surplus of $400.4 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) the collection and payment of accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, may also contribute to a working capital deficit.

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

Debt Issuances - In August 2019, we completed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $500 million, 2.75% senior notes due 2024; $750 million, 3.4% senior notes due 2029; and $750 million, 4.45% senior notes due 2049. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.97 billion. A portion of the proceeds were, and the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which was fully drawn as of June 30, 2019. We repaid $250 million of our outstanding balance in August 2019 and have $1.25 billion drawn as of September 30, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Debt Repayments - In September 2019, we redeemed our $300 million, 3.8% senior notes due March 2020 at a redemption price of $308.0 million, including the outstanding principal, plus accrued and unpaid interest, with cash on hand from our public offering of $2.0 billion senior unsecured notes in August 2019.

In August 2019, we repaid $250 million of our $1.5 Billion Term Loan Agreement with cash on hand.

In March 2019, we repaid our $500 million, 8.625% senior notes at maturity with a combination of cash on hand and short-term borrowings.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $2.7 billion and $1.3 billion for the nine months ended September 30, 2019 and 2018, respectively.

We expect our total 2019 growth capital expenditures to range from $3.5 billion to $3.7 billion and our maintenance capital expenditures to range from $185 million to $205 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of October 21, 2019, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Positive
S&P	BBB	A-2	Stable

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

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2019, May 2019 and August 2019 were $0.86 per share, $0.865 per share and $0.89 per share, respectively. A dividend of $0.915 per share was declared for the shareholders of record at the close of business on November 4, 2019, payable November 14, 2019.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2019, May 2019 and August 2019. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2019.

For the nine months ended September 30, 2019, cash flows from operations exceeded cash dividends paid by $247.5 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2019 vs. 2018
	September 30,		Favorable (Unfavorable)
	2019	2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,326.8	$1,516.5	$(189.7)
Investing activities	(2,647.9)	(1,289.8)	(1,358.1)
Financing activities	1,982.4	(179.4)	2,161.8
Change in cash and cash equivalents	661.3	47.3	614.0
Cash and cash equivalents at beginning of period	12.0	37.2	(25.2)
Cash and cash equivalents at end of period	$673.3	$84.5	$588.8

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2019, increased $94.3 million, compared with the same period in 2018. This increase is due primarily to higher earnings resulting from volume growth primarily in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $239.2 million for the nine months ended September 30, 2019, compared with an increase of $44.8 million for the same period in 2018. This change is due primarily to the change in the fair value of our risk-management assets and liabilities; the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; and the change in natural gas and NGLs in storage, which varies from period to period and varies with the changes in commodity prices.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2019, increased $1.4 billion compared with the same period in 2018, due primarily to increased capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2019, increased $2.2 billion compared with the same period in 2018, due primarily to the issuance of $3.25 billion in senior unsecured notes, the $700 million net draw on our $1.5 Billion Term Loan Agreement and the repayment of short-term borrowings in 2018, offset partially by a decrease due to issuances of common stock in 2018.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2019
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.6	$0.71	/ gallon	66%
Condensate (MBbl/d) - WTI-NYMEX	2.6	$58.55	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	82.0	$2.30	/ MMBtu	71%

	Year Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.0	$0.58	/ gallon	57%
Condensate (MBbl/d) - WTI-NYMEX	2.0	$53.61	/ Bbl	50%
Natural gas (BBtu/d) - NYMEX and basis	87.5	$2.47	/ MMBtu	81%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2019. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the three months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $0.4 million and $1.9 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $0.3 million and $1.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2019, and for the year ending December 31, 2020, by approximately $1.1 million and $4.0 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, $1.5 Billion Term Loan Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2019, we entered into $625 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.8 billion of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.25 billion senior unsecured notes in March 2019 and $2.0 billion senior unsecured notes in August 2019.

At September 30, 2019, and December 31, 2018, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At September 30, 2019, and December 31, 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Tenth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 2.75% Notes due 2024 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 15, 2019 (File No. 1-13643)).

4.2
Eleventh Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 3.40% Notes due 2029 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed August 15, 2019 (File No. 1-13643)).

4.3
Twelfth Supplemental indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 4.45% Notes due 2049 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed August 15, 2019 (File No. 1-13643)).

10.1
Underwriting Agreement, dated August 12, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 15, 2019 (File No. 1-13643)).

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Balance Sheets at September 30, 2019, and December 31, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 30, 2019	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)