Form 10-K
period 2019-12-31
ONEOK INC /NEW/
filed 2020-02-25
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 28, 2019, was $28.1 billion.

On February 18, 2020, the Company had 413,319,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2020, are incorporated by reference in Part III.

ONEOK, Inc.
2019 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DJ	Denver-Julesburg
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Foundation	ONEOK Foundation, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Transaction	The transaction, effective June 30, 2017, in which ONEOK acquired all of ONEOK Partners’ outstanding common units not already directly or indirectly owned by ONEOK
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Term Loan Agreement	The senior unsecured three-year $1.0 billion term loan agreement dated January 8, 2016, as amended

OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Tax Cuts and Jobs Act	H.R. 1, the tax reform bill, signed into law on December 22, 2017
Topic 606	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”
West Texas LPG	West Texas LPG pipeline and Mesquite pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Forward-Looking Statements,” in this Annual Report.

PART I

ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We are a leading midstream service provider and own one of the nation’s premier NGL systems, connecting NGL supply in the Rocky Mountain, Permian and Mid-Continent regions with key market centers and an extensive network of natural gas gathering, processing, storage and transportation assets. We apply our core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through vertical integration across the midstream value chain to provide our customers with premium services while generating consistent and sustainable earnings growth.

Midstream Value Chain

Legend

We are connected to supply in natural gas and NGL producing basins and have significant basin diversification, including the Williston, Permian, Powder River and DJ Basins and the STACK and SCOOP areas. In our Natural Gas Gathering and Processing segment, we have more than 3 million dedicated acres in the Williston Basin and approximately 300,000 dedicated acres in the STACK and SCOOP areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Williston Basin; Oklahoma, including the STACK and SCOOP areas; Kansas; and the Texas Panhandle. We also have a significant presence in the Permian Basin.

Natural Gas Gathering & Processing

Natural Gas Liquids

Natural Gas Pipelines

Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline, which remain in a mixed unfractionated form.

Once processed, residue natural gas is recompressed and delivered to intrastate and interstate natural gas pipelines.
Gathered wellhead natural gas is directed to our processing plants to remove NGLs, resulting in residue natural gas (primarily methane).

NGLs extracted at processing plants, both third-party and our own, are then gathered by our NGL gathering pipelines.

Gathered NGLs are directed to our downstream fractionators in the Mid-Continent region and Mont Belvieu, Texas, to be separated into purity products.

Residue natural gas is transported to storage facilities and end-users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers, and international markets through liquefied natural gas exports.

Purity products are stored or distributed to our customers, such as petrochemical companies, propane distributors, heating fuel users, ethanol producers, refineries and exporters.

EXECUTIVE SUMMARY

Business Update and Market Conditions - We operate primarily fee-based businesses in each of our three reportable segments, and our consolidated earnings were approximately 90% fee-based in 2019. Volumes increased across our system in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in 2019, compared with 2018, as a result of our completed capital-growth projects, continued drilling and producer improvements in production due to enhanced completion techniques, offset partially by natural production declines. Since the beginning of 2018, we have completed several capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure, and expect capital expenditures to decrease in 2020 and 2021, compared with 2019. Our NGL projects in the Gulf Coast allow flexibility to add NGL fractionators, NGL storage and, potentially, new export facilities in the future. We expect these projects to meet the needs of producers, natural gas processors and the petrochemical industry that require additional midstream infrastructure to accommodate increasing supply and demand.

We experienced fluctuating NGL location price differentials due to increased supply, increased demand in the Mid-Continent region, infrastructure constraints and slower demand growth in the Gulf Coast due primarily to delays in the startup of petrochemical facilities and constrained NGL export facilities. The Conway-to-Mont Belvieu OPIS price differential for ethane in ethane/propane mix averaged $0.07 per gallon in 2019, compared with $0.15 per gallon in 2018, which resulted in lower earnings from our optimization and marketing activities in our Natural Gas Liquids segment. We expect narrower NGL location price differentials in 2020.

Rocky Mountain Region - We expect to benefit from increased production in this region, which includes the Williston, Powder River and DJ Basins. In our Natural Gas Gathering and Processing segment, gathered and processed volumes increased in 2019, compared with 2018, due primarily to our capital-growth projects, new well connections and increased producer productivity. Our Demicks Lake I natural gas processing plant was placed in service in October 2019, and we expect it to reach its 200 MMcf/d capacity in the first quarter 2020 due to natural gas flaring by producers on our more than 3 million dedicated acres in the Williston Basin. In addition, we completed construction of our Demicks Lake II natural gas processing plant in January 2020. With continued volume growth expected, we are in the process of expanding our Bear Creek plant by 200 MMcf/d, which is expected to be completed in first quarter 2021, and recently announced plans to construct our Demicks Lake III natural gas processing plant, with capacity of 200 MMcf/d and expected completion in the third quarter 2021. Upon completion of these projects, our total processing capacity will be approximately 1.9 Bcf/d in the Williston Basin and is expected to help producers meet North Dakota’s natural gas capture targets and add incremental NGLs to our NGL gathering system.

In our Natural Gas Liquids segment, we announced the completion of our Elk Creek pipeline in December 2019. We are the largest NGL takeaway provider and expect our NGL pipelines to transport more than 240 MBbl/d of NGLs out of this region by the end of the first quarter 2020 due to a combination of growth in volumes from our new and existing processing plants, third-party processing plants and volumes previously transported by rail. In addition, we recently announced an expansion of our Elk Creek pipeline to 400 MBbl/d by adding additional pump stations. The project is expected to be fully completed in the third quarter 2021, with a portion of this incremental capacity available as early as first quarter 2021. In April 2019, we announced a project to extend our Bakken NGL pipeline into an area of the Williston Basin with limited access to NGL pipeline takeaway capacity. This project will provide connectivity for third-party processing plants to key NGL market centers as well as provide additional volumes to our Elk Creek pipeline. To accommodate expected volumes, we are also expanding our Mid-Continent NGL fractionation facilities by 65 MBbl/d and constructing an extension of our Arbuckle II pipeline farther north.

Mid-Continent Region - In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas where volumes continued to increase in 2019, compared with 2018. We expect continued demand for our services from producers that need takeaway capacity for natural gas and NGLs out of this region. In our Natural Gas Gathering and Processing segment, natural gas gathered and processed volumes increased in this region in 2019, compared with 2018, due primarily to new well connections. We expect volumes in this region to decline modestly in 2020, compared with 2019.

Our Natural Gas Pipelines segment transports natural gas from more than 35 natural gas processing plants in Oklahoma. We completed pipeline expansions to provide increased westbound transportation services from the STACK area to multiple interstate pipeline delivery points in western Oklahoma and a 150 MMcf/d eastbound expansion from the STACK and SCOOP areas to an eastern Oklahoma interstate pipeline delivery point.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to continue to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins. In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin through our West Texas LPG pipeline system. Due to our expansion of the system in the third quarter 2018 and new plant connections, volumes increased in 2019, compared with 2018. We expect volumes to continue to increase on our West Texas LPG pipeline system as our previously announced second and third expansions are completed, which will increase the mainline capacity out of the Permian Basin by 80 MBbl/d in the first quarter 2020 and 40 MBbl/d in the first quarter 2021, respectively, as well as connect our West Texas LPG pipeline with our Arbuckle II pipeline in north Texas. In addition, we recently announced the fourth expansion of our West Texas LPG pipeline system by 100 MBbl/d, which is expected to be completed in the second quarter 2021. These projects are expected to position our West Texas LPG pipeline system for significant NGL volume growth and are backed by long-term acreage and/or plant dedications.

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

Gulf Coast - Demand for NGLs is expected to increase at the Mont Belvieu, Texas, NGL market center as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities continue to be completed. We are constructing our Arbuckle II pipeline to support expected supply growth and transport NGLs to the Gulf Coast market center and have announced an expansion of our Arbuckle II pipeline to a total capacity of 500 MBbl/d. NGL supply growth and other new NGL pipelines recently completed or being constructed, including our Elk Creek and West Texas LPG pipeline projects, are increasing NGL deliveries to Mont Belvieu, Texas. While we have significant NGL fractionation and storage assets in this area, additional capacity is needed to accommodate expected volume growth. To respond to this need, we are constructing two additional 125 MBbl/d fractionators with related infrastructure in Mont Belvieu, Texas, MB-4 and MB-5, which are both fully contracted. In December 2019, we completed construction of 75 MBbl/d of the MB-4 capacity, with the remaining 50 MBbl/d to be completed in the first quarter 2020, and MB-5 is expected to be completed in the first quarter 2021. Following the completion of MB-4 and MB-5, we expect our NGL fractionation capacity to be approximately 600 MBbl/d in the Gulf Coast and more than 1 MMBbl/d across our entire system. Our MB-5 project also includes system expansions that provide infrastructure capacity to support additional assets as we continue to evaluate opportunities for fractionation, storage and, potentially, export facilities to meet the supply and demand for NGLs.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our primary business strategy is to maintain prudent financial strength and flexibility while growing our fee-based earnings and dividends per share with a focus on safe, reliable, environmentally responsible, legally compliant and sustainable operations for our customers, employees, contractors and the public through the following:

•
Operate in a safe, reliable, environmentally responsible and sustainable manner - environmental, safety and health continues to be a primary focus for us, and our emphasis on personal and process safety has produced improvements in the key indicators we track. We also continue to look for ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies. In 2019, we were added to the Dow Jones Sustainability North America Index, which recognizes companies for industry-leading environmental, social and governance performance;

•
Pursue organic investments in our existing operating regions to support earnings growth - we expect our investment in capital projects to create stable earnings growth that positions us to grow our dividend. In 2019, we paid dividends of $3.53 per share, an increase of 9% compared with the prior year. Our dividend increase and expected future dividend growth is due primarily to earnings growth from capital projects;

•
Manage our balance sheet and maintain investment-grade credit ratings - we seek to maintain investment-grade credit ratings, fund capital-growth projects and begin to pay down debt. We expect to benefit from increasing cash flows from operations in 2020, which we expect to reduce leverage and fund capital-growth projects. At December 31, 2019, we had no borrowings outstanding under our $2.5 Billion Credit Agreement, $220 million of commercial paper outstanding and $21 million of cash and cash equivalents; and

•
Attract, select, develop, motivate, challenge and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:

•	Natural Gas Gathering and Processing;

•	Natural Gas Liquids; and

•	Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and is an active drilling region. Our completed capital-growth projects in the Williston Basin have increased our gathering and processing capacity and allow us to capture increased natural gas production from new wells and previously flared natural gas production.

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

Property - Our Natural Gas Gathering and Processing segment owns the following assets:

•	18,900 miles of natural gas gathering pipelines;

•
ten natural gas processing plants with 1.0 Bcf/d of processing capacity in the Mid-Continent region, and 12 natural gas processing plants with 1.5 Bcf/d of processing capacity in the Rocky Mountain region; and

•	14 MBbl/d of NGL fractionation capacity at various natural gas processing plants.

In addition, we have access to up to 200 MMcf/d of processing capacity in the Mid-Continent region through a long-term processing services agreement with an unaffiliated third party.

We are in the process of expanding our Bear Creek plant by 200 MMcf/d and recently announced plans to construct our Demicks Lake III natural gas processing plant, with capacity of 200 MMcf/d, in the core of the Williston Basin. The additional capacity from these projects is excluded from the assets listed above.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects.

Sources of Earnings - Earnings for this segment are derived primarily from the following types of service contracts:

•
POP with fee contracts with no producer take-in-kind rights - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producer’s natural gas. After performing these services, we sell the commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 63% and 60% of supply volumes in this segment for 2019 and 2018, respectively.

•
POP with fee contracts with producer take-in-kind rights - We purchase a portion of the raw natural gas stream, charge fees for providing the midstream services listed above, return primarily the residue natural gas to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 33% and 36% of supply volumes in this segment for 2019 and 2018, respectively.

•
Fee-only - Under this type of contract, we charge a fee for the midstream services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented 4% of supply volumes in this segment in 2019 and 2018.

For commodity sales, we contract to deliver residue natural gas, condensate and/or unfractionated NGLs to downstream customers at a specified delivery point. Our sales of NGLs are primarily to our affiliate in the Natural Gas Liquids segment.

Utilization - The utilization rates for our natural gas processing plants were 84% and 83% for 2019 and 2018, respectively. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

Unconsolidated Affiliates - Our Natural Gas Gathering and Processing segment includes the following unconsolidated affiliates:

•	49% ownership interest in Bighorn Gas Gathering, which gathers dry natural gas produced in the Powder River Basin;

•	42.6% ownership interest in Fort Union Gas Gathering, which gathers dry natural gas produced in the Powder River Basin and delivers it to the interstate pipeline system;

•
35% ownership interest in Lost Creek Gathering Company, which gathers natural gas produced from conventional dry natural gas wells in the Wind River Basin of central Wyoming and delivers it to the interstate pipeline system; and

•	10.2% ownership interest in Venice Energy Services Co., a natural gas processing facility near Venice, Louisiana.

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

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Property - Our Natural Gas Liquids segment owns the following assets:

•	8,380 miles of gathering pipelines with peak capacity of 1,820 MBbl/d, including 5,550 miles of FERC-regulated pipelines with peak capacity of 920 MBbl/d;

•	4,490 miles of distribution pipelines with peak capacity of 1,400 MBbl/d, including 4,460 miles of FERC-regulated pipelines with peak capacity of 1,360 MBbl/d;

•
eight NGL fractionators with combined operating capacity of 870 MBbl/d (includes interests in our proportional share of operating capacity), including 520 MBbl/d in the Mid-Continent region and 350 MBbl/d in the Gulf Coast region;

•	one isomerization unit with operating capacity of 10 MBbl/d;

•	one ethane/propane splitter with operating capacity of 40 MBbl/d;

•	six NGL storage facilities with operating storage capacity of 20 MMBbl; and

•	eight NGL product terminals.

In addition, we lease 10 MMBbl of annual pipeline capacity near our ONEOK North System and have access to 5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and 60 MBbl/d of NGL fractionation capacity in the Gulf Coast through service agreements.

Our uncompleted growth projects are excluded from the assets listed above and include:

•	gathering pipelines, including expansions, with combined operating capacity of 880 MBbl/d;

•	the MB-5 fractionator in the Gulf Coast with operating capacity of 125 MBbl/d;

•	remaining fractionation capacity on the MB-4 fractionator in the Gulf Coast of 50 MBbl/d; and

•	additional fractionation capacity in the Mid-Continent of 65 MBbl/d.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects.

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from commodity sales and fee-based services. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our business activities are categorized as follows:

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

•
Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through the purchase and sale of NGLs and NGL products. We primarily transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our NGL storage facilities to capture seasonal price differentials. A growing portion of our marketing activities serves truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

In many of our exchange services contracts, we purchase the unfractionated NGLs at the tailgate of the processing plant and deduct contractual fees related to the transportation and fractionation services we must perform before we can sell them as NGL products. To the extent we hold unfractionated NGLs in inventory, the related contractual fees will not be recognized until the unfractionated inventory is fractionated and sold.

Utilization - The utilization rates for our various assets, including leased assets, have been impacted by ethane rejection. The utilization rates for 2019 and 2018, respectively, were as follows:

•	our NGL gathering pipelines were 78% in both years;

•	our NGL distribution pipelines were 63% and 59%; and

•	our NGL fractionators were 84% and 85%.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service. Our fractionation utilization rate reflects approximate proportional capacity associated with our ownership interests.

Unconsolidated Affiliates - Our Natural Gas Liquids segment includes the following unconsolidated affiliates:

•	50% ownership interest in Overland Pass Pipeline Company, which operates an interstate NGL pipeline system extending 760 miles, originating in Wyoming and Colorado and terminating in Kansas;

•	50% ownership interest in Chisholm Pipeline Company, which operates an interstate NGL pipeline system extending 185 miles from origin points in Oklahoma and terminating in Kansas; and

•	50% ownership interest in Heartland Pipeline Company, which operates a terminal and pipeline system that transports refined petroleum products in Kansas, Nebraska and Iowa.

See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Government Regulation - The operations and revenues of our NGL pipelines are regulated by various state and federal government agencies. Our interstate NGL pipelines are regulated by the FERC, which has authority over the terms and conditions of service; rates, including depreciation and amortization policies; and initiation of service. In Oklahoma, Kansas and Texas, certain aspects of our intrastate NGL pipelines that provide common carrier service are subject to the jurisdiction of the OCC, KCC and RRC, respectively.

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

Property - Our Natural Gas Pipelines segment owns the following assets:

•	1,500 miles of FERC-regulated interstate natural gas pipelines with 3.5 Bcf/d of peak transportation capacity;

•	5,100 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of 4.3 Bcf/d; and

•	six underground natural gas storage facilities with 52.2 Bcf of total active working natural gas storage capacity.

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

Utilization - Our natural gas pipelines were 98% and 96% subscribed in 2019 and 2018, respectively, and our natural gas storage facilities were 64% subscribed in both 2019 and 2018.

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes the following unconsolidated affiliates:

•
50% ownership interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, and the Williston Basin in North Dakota to a terminus near North Hayden, Indiana.

•
50% ownership interest in Roadrunner, a bidirectional pipeline, which has the capacity to transport 570 MMcf/d of natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and has capacity to transport approximately 1.0 Bcf/d of natural gas from the Delaware Basin to the Waha area. We are the operator of Roadrunner.

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

Market Conditions and Seasonality

We operate primarily fee-based businesses in each of our three reportable segments, and our consolidated earnings were approximately 90% fee-based in 2019. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk. We are exposed to volumetric risk from declining well productivity, reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

Supply and Demand - Supply for each of our segments depends on crude oil and natural gas drilling and production activities, which are driven by the strength of the economy; the decline rate of existing production; producer access to capital; producer firm commitments to transportation pipelines; natural gas, crude oil and NGL prices; or the demand for each of these products from end users.

Demand for gathering and processing services is dependent on natural gas production by producers in the regions in which we operate. State requirements in North Dakota for producers to reduce natural gas flaring have increased the need for our services to capture, gather and process natural gas. Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, normal butane and natural gasoline are also used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers. Propane is also used to heat homes and businesses. Demand for NGLs is expected to increase at the Mont Belvieu, Texas, NGL market center as new world-scale ethylene production projects, petrochemical plant expansions and NGL export facilities continue to be completed.

Commodity Prices - Our earnings are primarily fee-based in all three of our segments, with limited commodity price risk. In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market. In our Natural Gas Pipelines segment, we are exposed to commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which affects our natural gas storage revenue.

See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Seasonality - Cold temperatures usually increase demand for natural gas and certain NGL products, such as propane, the main heating fuels for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generation for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, are also subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. During periods of peak demand for a certain commodity, prices for that product typically increase.

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

We have responded by making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that we compete effectively. Our competitors also continue to invest in midstream infrastructure to address the growing natural gas and NGL supply and market demand. Our and our competitors’ infrastructure projects may affect commodity prices and compete with and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market centers.

Customers - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments derive services revenue from major and independent crude oil and natural gas producers. Our Natural Gas Liquids segment’s customers also include NGL and natural gas gathering and processing companies. Our downstream commodity sales customers are primarily utilities, large industrial companies, natural gasoline distributors, propane distributors, municipalities and petrochemical, refining and marketing companies. Our Natural Gas Pipeline segment’s assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) with 517,000 square feet of net rentable space and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. leases excess office space to others and operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands and waterways preservation, cultural resources protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect adversely our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

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

Our environmental actions focus on minimizing the impact of our operations on the environment. These actions include: (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and NGL fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from our facilities. In addition, many of our compressor station facilities are designed and operated with electric-driven compression units, which reduce the potential emission from these facilities, including GHG emissions.

We participate in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions. We continue to focus on maintaining low methane gas release rates through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

We believe it is likely that future governmental legislation and/or regulation may require us either to limit GHG emissions from our operations, to purchase allowances for such emissions or to be subject to a carbon emissions tax. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our results of operations. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted.

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

In 2015, PHMSA issued notices of proposed rule-making for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities, known as “the Mega Rule.” Due to the large number of rules being considered, PHMSA partitioned the new rulemaking into three sections. To date, the first section of rules was finalized and published in 2019 in the federal register. These final rules mostly address congressional mandates due to former pipeline safety reauthorizations. Coupled together, these new rules provide increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new or pending regulations. In 2019, legislation was introduced to reauthorize PHMSA through 2024. If passed, requirements for operations and maintenance, integrity management, public awareness, civil and criminal penalties could be increased. The potential capital and operating expenditures related to the proposed regulations are unknown, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the current or pending regulations.

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

Our 2018 total emissions reported pursuant to EPA requirements were approximately 60 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any material costs, fees or expenses on any of these emissions.

We monitor proposed and final rule-makings. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and EPA actions. However, the EPA may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations. Generally, EPA rule-makings require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007, and the new final rule associated with these regulations was issued in December 2014. We provided information regarding our chemicals via Top-Screens submitted to Homeland Security, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk. To date, one of our facilities has been given a Tier 4 rating. Facilities receiving a Tier 4 rating are required to complete Site Security Plans, including possible physical security enhancements. We do not expect the cost of the Site Security Plans to have a material impact on our results of operations, financial position or cash flows.

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

EMPLOYEES

At January 31, 2020, we employed 2,882 people.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	67	2011 to present	Chairman of the Board, ONEOK
Chairman of the Board		2007 to 2017	Chairman of the Board, ONEOK Partners
Terry K. Spencer	60	2014 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2014 to 2017	President and Chief Executive Officer, ONEOK Partners
		2014 to present	Member of the Board of Directors, ONEOK
		2014 to 2017	Member of the Board of Directors, ONEOK Partners
Robert F. Martinovich	62	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK
Executive Vice President and Chief Administrative Officer		2015 to 2017	Executive Vice President and Chief Administrative Officer, ONEOK Partners
		2014 to 2015	Executive Vice President, Commercial, ONEOK and ONEOK Partners
Walter S. Hulse III	56	2019 to present	Chief Financial Officer, Treasurer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Strategic Planning and Corporate Affairs		2017 to 2019	Chief Financial Officer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
		2015 to 2017	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
		2012 to 2015	Managing Member, Spinnaker Strategic Advisory Services, LLC
Kevin L. Burdick	55	2017 to present	Executive Vice President and Chief Operating Officer, ONEOK
Executive Vice President and Chief Operating Officer		2017	Executive Vice President and Chief Commercial Officer, ONEOK and ONEOK Partners
		2016 to 2017	Senior Vice President, Natural Gas Gathering and Processing, ONEOK Partners
		2013 to 2016	Vice President, Natural Gas Gathering and Processing, ONEOK Partners
Charles M. Kelley	61	2018 to present	Senior Vice President, Natural Gas, ONEOK
Senior Vice President, Natural Gas		2017 to 2018	Senior Vice President, Natural Gas Gathering & Processing, ONEOK
		2015 to 2017	Senior Vice President, Corporate Planning and Development, ONEOK and ONEOK Partners
		2014 to 2015	Vice President, Corporate Development, ONEOK and ONEOK Partners
Sheridan C. Swords	50	2017 to present	Senior Vice President, Natural Gas Liquids, ONEOK
Senior Vice President, Natural Gas Liquids		2013 to 2017	Senior Vice President, Natural Gas Liquids, ONEOK Partners
Stephen B. Allen	46	2017 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK
Senior Vice President, General Counsel and Assistant Secretary		2008 to 2017	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Mary M. Spears	40	2019 to present	Vice President and Chief Accounting Officer, ONEOK
Vice President and Chief Accounting Officer		2015 to 2019	Director, SEC Reporting, ONEOK
		2015 to 2017	Director, SEC Reporting, ONEOK Partners
		2009 to 2015	Director, Natural Gas Liquids Accounting, ONEOK Partners

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report, Bylaws and the written charter of our Audit Committee also are available on our website, and we will provide copies of these documents upon request.

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

Our gathering and transportation pipeline systems are dependent upon production from natural gas and crude oil wells, which naturally declines over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation facilities, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:

•	demand and prices for natural gas, NGLs and crude oil;

•	producers’ access to capital;

•	producers’ finding and development costs of reserves;

•	producers’ ability to obtain necessary permits, drilling rights and surface access in a timely manner and on reasonable terms;

•	natural gas field characteristics and production performance; and

•	capacity constraints on natural gas, crude oil and NGL infrastructure from the producing areas and our facilities.

Commodity prices have experienced significant volatility. Drilling and production activity levels may vary across our geographic areas; however, a prolonged period of low commodity prices may reduce drilling and production activities across all areas. If we are not able to obtain new supplies to replace the natural decline in volumes from existing wells or because of competition, throughput on our gathering and transportation pipeline systems and the utilization rates of our processing and fractionation facilities would decline, which could affect adversely our business, results of operations, financial position and cash flows, and our ability to pay cash dividends.

Continued development of supply sources outside of our operating regions could impact demand for our services.

Natural gas production areas outside of our operating regions may compete with natural gas originating in production areas connected to our systems. For example, increased production in the Marcellus Shale may cause natural gas and NGLs in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts. In our Natural Gas Gathering and Processing segment, the development of reserves could move drilling rigs from our current service areas to other areas, which may reduce demand for our services. In our Natural Gas Pipelines segment, the displacement of natural gas originating in supply areas connected to our pipeline systems by supply sources that are closer to the end-use markets could reduce demand for our services. Either of these possibilities could result in lower revenues, which could affect adversely our business, results of operations, financial position and cash flows.

Our operations are subject to operational hazards and unforeseen interruptions, which could affect adversely our business and for which we may not be adequately insured.

Our operations are subject to all of the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods, and other similar events beyond our control. Also, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce our revenues and increase expenses, thereby impairing our ability to meet our obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and we are not fully insured against all risks inherent to our business.

As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. If we were to incur a significant liability for which we were not fully insured, it could affect adversely our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

Our operating results may be affected adversely by unfavorable economic and market conditions.

An adverse change in economic conditions worldwide or in the economic regions in which we operate could negatively affect the crude oil and natural gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our services and products. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. Volatility in commodity prices may have an impact on many of our suppliers and customers, which, in turn, could have a negative impact on their ability to meet their obligations to us. Periods of severe volatility in equity and credit markets may disrupt our access to such markets, make it difficult to obtain financing necessary to expand facilities or acquire assets, increase financing costs and result in the imposition of restrictive financial covenants. If adverse global or regional economic and market conditions remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, results of operations, financial position, cash flows and liquidity.

Increased regulation of exploration and production activities, including hydraulic fracturing, well setbacks and disposal of waste water, could result in reductions or delays in drilling and completing new crude oil and natural gas wells.

The crude oil and natural gas industry is relying increasingly on supplies from nonconventional sources, such as shale and tight sands. Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate crude oil and natural gas production. Legislation or regulations placing restrictions on exploration and production activities, including hydraulic fracturing and disposal of waste water, could result in operational delays, increase operating costs and additional regulatory burdens on exploration and production operators. Any of these factors could reduce their production of unprocessed natural gas and, in turn, affect adversely our revenues and results of operations by decreasing the volumes of natural gas and NGLs gathered, treated, processed, fractionated and transported on our or our joint ventures’ assets.

In the competition for supply, we may have significant levels of excess capacity on our natural gas and NGL pipelines, processing, fractionation and storage assets.

Our natural gas and NGL pipelines, processing, fractionation and storage assets compete with other pipelines, processing, fractionation and storage assets for natural gas and NGL supply delivered to the markets we serve. As a result of competition, we may have significant levels of uncontracted or discounted capacity on our assets, which could affect adversely our business, results of operations, financial position and cash flows.

Growing our business by constructing new pipelines and facilities or making modifications to our existing facilities subjects us to construction risk and supply risks, should adequate natural gas or NGL supply be unavailable upon completion of the facilities.

To expand our business, we regularly construct new and modify or expand existing pipelines and gathering, processing, storage and fractionation facilities. The construction and modification of these facilities may involve the following risks:

•	projects may require significant capital expenditures, which may exceed our estimates, and involve numerous regulatory, environmental, political, legal and weather-related uncertainties;

•	projects may increase demand for labor, materials and rights of way, which may, in turn, affect our costs and schedule;

•	we may be unable to obtain new rights of way to connect new natural gas or NGL supplies to our existing gathering or transportation pipelines;

•	if we undertake these projects, we may not be able to complete them on schedule or at the budgeted cost;

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

•
opposition from environmental groups, landowners, tribal groups, local groups and other advocates could result in organized protests, attempts to block or sabotage our construction activities or operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of our assets; and

•	we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas or NGLs, which may not yet be operational.
As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve our expected investment return, which could affect adversely our business, results of operations, financial position and cash flows.

Estimates of hydrocarbon reserves may be inaccurate which could result in lower than anticipated volumes.

We may not be able to accurately estimate hydrocarbon reserves and production volumes expected to be delivered to us for a variety of reasons, including the unavailability of sufficiently detailed information and unanticipated changes in producers’ expected drilling schedules. Accordingly, we may not have accurate estimates of total reserves serviced by our assets, the anticipated life of such reserves or the expected volumes to be produced from those reserves. In such event, if we are unable to secure additional sources, then the volumes that we gather or process in the future could be less than anticipated. A decline in such volumes could affect adversely our business, results of operations, financial position and cash flows.

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

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services, which could affect adversely our business, results of operations, financial position and cash flows. As commodity prices decline, we could be paid less for our commodities, thereby reducing our cash flows. In addition, crude oil, natural gas and NGL production could also decline due to lower prices.

We do not hedge fully against commodity price risk or interest rate risk, including commodity price changes, seasonal price differentials, product price differentials or location price differentials. This could result in decreased revenues, increased costs and lower margins, affecting adversely our results of operations.

Certain of our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss of future cash flows and earnings arising from adverse changes in commodity prices. Our primary commodity price exposures arise from:

•	the value of the commodities sold under POP with fee contracts of which we retain a portion of the sales proceeds;

•	the price differentials between the individual NGL products with respect to our NGL transportation and fractionation agreements;

•	the location price differentials in the price of natural gas and NGLs;

•	the seasonal price differentials in natural gas and NGLs related to our storage operations;

•	the price risk related to electric costs to operate our facilities, primarily in Texas; and

•	the fuel costs and the value of the retained fuel in-kind in our natural gas pipelines and storage operations.

To manage the risk from market price fluctuations in natural gas, NGLs and crude oil prices, we may use derivative instruments such as swaps, futures, forwards and options. However, we do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk. Further, hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we may contract for fixed-rate swap instruments to hedge variable-rate instruments and the fixed rate exceeds the variable rate. Finally, hedging arrangements for forecasted sales and purchases are used to reduce our exposure to commodity price fluctuations and may limit the benefit we would otherwise receive if market prices for natural gas, crude oil and NGLs differ from the stated price in the hedge instrument for these commodities.

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

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these information technology systems, networks and services include, but are not limited to:

•	controlling our plants and pipelines with industrial control systems including Supervisory Control and Data Acquisition (SCADA);

•	collecting and storing customer, employee, investor and other stakeholder information and data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal, financial or tax requirements;

•	providing data security; and

•	other processes necessary to manage our business.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could affect adversely our business and results of operations. Our financial results could also be affected adversely if an individual causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our businesses. We use software to help manage and operate our businesses, and this may subject us to increased risks. In recent years, there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, physical damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

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

Our insurance may not cover all environmental risks and has limits on coverage in the event an environmental claim is made against us. Our business may be affected adversely by increased costs due to stricter pollution-control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New or revised environmental regulations might also affect adversely our products and activities, and federal and state agencies could impose additional safety requirements, all of which could affect adversely our profitability.

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

We believe it is likely that future governmental legislation and/or regulation on the federal, state and regional levels, may require us either to limit GHG emissions associated with our operations, pay additional taxes or to purchase allowances for such emissions. These legislative and/or regulatory initiatives could make some of our activities uneconomic to maintain or operate. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG regulatory requirements. Our future results of operations, financial position or cash flows could be affected adversely if such costs are not recovered or otherwise passed on to our customers. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations or when they may become effective.

We may be subject to physical and financial risks associated with climate change and changes in investor sentiment towards climate change may affect the demand for our securities.

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

Due to climate change concerns, some investors may choose to either not invest, or reduce their investment, in companies that explore for, produce, process, transport or sell products derived from hydrocarbons. If this investor sentiment increases, we may see reduced demand for our securities, which could impact our liquidity or the value of our securities. In addition, to the extent financial markets view climate change and emissions of GHGs as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.

Changes in regulatory policies, public sentiment or technology due to the threat of climate change that result in a reduction in the demand for hydrocarbon products, restrictions on their use, or increased use of renewable energy could reduce future demand for hydrocarbons and reduce volumes available to us for gathering, processing, fractionation, transportation, storage and marketing. Finally, increasing attention to climate change and the impacts of GHG emissions has resulted in an increased likelihood of governmental investigations, regulation and private litigation, which could increase our costs or otherwise affect adversely our business.

Our business is subject to regulatory oversight and potential penalties.

The energy industry historically has been subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:

•	regulatory approval and review of certain of our rates, operating terms and conditions of service;

•	the types of services we may offer our counterparties;

•	construction of new facilities;

•	the integrity, safety and security of facilities and operations;

•	acquisition, extension or abandonment of services or facilities;

•	reporting and information posting requirements;

•	maintenance of accounts and records; and

•	relationships with affiliate companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome. Future changes to laws, regulations and policies in these areas may impair our ability to compete for business or to recover costs and may increase the cost and burden of our operations. We cannot guarantee that state or federal regulators will not challenge our safety practices or will authorize any projects or acquisitions that we may propose in the future. Moreover, there can be no guarantee that, if granted, any such authorizations will be made in a timely manner or will be free from potentially burdensome conditions.

Under the Natural Gas Act, which is applicable to our interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to our NGL pipelines, our interstate transportation rates are regulated by the FERC and many changes to our pipeline tariffs must be approved in a regulatory proceeding. Additionally, either shippers, the FERC and/or state regulatory agencies may investigate our tariff rates which could result in, among other things, being ordered to reduce rates or make refunds to shippers.

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

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs.

Our operations require skilled and experienced workers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the midstream energy business has, at times, caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs. This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the challenges of attracting new, qualified workers to the midstream energy industry. This shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could affect adversely our labor productivity and costs and our ability to expand operations in the event there is an increase in the demand for our services and products, which could affect adversely our business, results of operations, financial position and cash flows.

Measurement adjustments on our pipeline system may be impacted materially by changes in estimation, type of commodity and other factors.

Natural gas and NGL measurement adjustments occur as part of the normal operating conditions associated with our assets. The quantification and resolution of measurement adjustments are complicated by several factors including: (i) the significant quantities (i.e., thousands) of measurement equipment that we use across our natural gas and NGL systems, primarily around our gathering and processing assets; (ii) varying qualities of natural gas in the streams gathered and processed through our systems and the mixed nature of NGLs gathered and fractionated; and (iii) variances in measurement that are inherent in metering technologies. Each of these factors may contribute to measurement adjustments that may occur on our systems, which could affect adversely our business, results of operations, financial position and cash flows.

Many of our assets have been in service for several decades.

Many of our pipeline and storage assets are designed as long-lived assets. Over time the age of these assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could affect adversely our business, results of operations, financial position and cash flows, as well as our ability to pay cash dividends.

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint-venture participants agree.

We participate in several joint ventures. Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets that may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint-venture participant, litigation and transactions not in the ordinary course of business, among others. Thus, without the concurrence of joint-venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of us or the particular joint venture.

Moreover, subject to contractual restrictions, any joint-venture owner generally may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint-venture owners. Any such transaction could result in us being required to partner with different or additional parties who may have business interests different from ours.

We do not operate all of our joint-venture assets nor do we employ directly all of the persons responsible for providing administrative, operating and management services. This reliance on others to operate joint-venture assets and to provide other services could affect adversely our business and results of operations.

We rely on others to provide administrative, operating and management services for certain of our joint-venture assets. We have a limited ability to control the operations and the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the operator or an outsourced service provider. We may have to contract elsewhere for outsourced services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our contracts and affect adversely our business and results of operations.

We do not own all of the land on which our pipelines and facilities are located, and we lease certain facilities and equipment, which could disrupt our operations.

We do not own all of the land on which certain of our pipelines and facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could affect adversely our business, results of operations, financial position and cash flows.

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

If we fail to maintain an effective system of internal controls, we may not be able to report accurately our financial results or prevent fraud. As a result, current and potential holders of our equity and debt securities could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our equity, our access to capital markets and the cost of capital.

Our employees or directors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

As with all companies, we are exposed to the risk of employee fraud or other misconduct. Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive and financial officers, principal accounting officer, controllers and other persons performing similar functions) and all other employees. We require all directors, officers and employees to adhere to our code of business conduct and ethics in addressing the legal and ethical issues encountered in conducting their work for our company. Our code of business conduct and ethics requires, among other things, that our directors, officers and employees avoid conflicts of interest, comply with all applicable laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our company’s best interest. All directors, officers and employees are required to report any conduct that they believe to be an actual or apparent violation of our code of business conduct and ethics. However, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could affect adversely our reputation, business, results of operations, financial position and cash flows.

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

Any reduction in our credit ratings could affect adversely our business, results of operations, financial position and cash flows.

Our long-term debt and our commercial paper program have been assigned an investment-grade credit rating of “Baa3” and Prime-3, respectively, by Moody’s and “BBB” and A-2, respectively, by S&P. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. If Moody’s or S&P were to downgrade our long-term debt or our commercial paper rating, particularly below investment grade, our borrowing costs would increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease. Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

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

Our operating cash flows are derived partially from cash distributions we receive from our unconsolidated affiliates, as discussed in Note M of the Notes to Consolidated Financial Statements in this Annual Report. The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flows these affiliates generate from their respective operations, which may fluctuate from quarter to quarter. We do not have any direct control over the cash distribution policies of our unconsolidated affiliates. This lack of control may contribute to us not having sufficient available cash each quarter to continue paying dividends at the current levels.

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

We are exposed to the credit risk of our customers or counterparties, and our credit-risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay us for our services. We assess the creditworthiness of our customers and counterparties and obtain collateral or contractual terms as we deem appropriate. We cannot, however, predict to what extent our business may be impacted by deteriorating market or financial conditions, including possible declines in our customers’ and counterparties’ creditworthiness. Our customers and counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent our customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If our risk-management policies and procedures fail to assess adequately the creditworthiness of existing or future customers and counterparties, any material nonpayment or nonperformance by our customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could affect adversely our business, results of operations, financial position, cash flows and ability to pay cash dividends to our shareholders.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), a new index supported by short-term Treasury repurchase agreements. Although there have been some issuances utilizing SOFR, it is unknown whether this alternative reference rate will attain market acceptance as a replacement for LIBOR.

Our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement include provisions that grant the agreement’s administrative agents with broad discretion to establish a replacement rate for LIBOR, if necessary.

Our indebtedness and guarantee obligations could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2019, we had total indebtedness of $12.8 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:

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

Our $2.5 Billion Credit Agreement and $1.5 Billion Term Loan Agreement contain provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, certain of these agreements contain provisions that, among other things, limit our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, grant liens or make negative pledges. Certain agreements also require us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur, as described in the “Liquidity and Capital Resources” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report. These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash. Future financing agreements we may enter into may contain similar or more restrictive covenants.

If we are unable to meet our debt-service obligations or comply with financial covenants, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

The right to receive payments on our outstanding debt securities and subsidiary guarantees is unsecured and will be effectively subordinated to any future secured indebtedness as well as to any existing and future indebtedness of our subsidiaries that do not guarantee the senior notes.

Although many of our operating subsidiaries have guaranteed our debt securities, the guarantees are subject to release under certain circumstances, and we may have subsidiaries that are not guarantors. In that case, the debt securities effectively would be subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the debt securities.

An event of default may require us to offer to repurchase certain of our and ONEOK Partners’ senior notes or may impair our ability to access capital.

The indentures governing certain of our and ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $15 million or more for certain of our senior notes or $100 million or more for certain of our and ONEOK Partners’ senior notes. Such events of default would entitle the trustee or the holders of 25% in aggregate principal amount of our and ONEOK Partners’ outstanding senior notes to declare those senior notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow money under our credit facility or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

A court may use fraudulent conveyance considerations to avoid or subordinate the cross guarantees of our and ONEOK Partners’ indebtedness.

ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness. A court may use fraudulent conveyance laws to subordinate or avoid the cross guarantees of certain of our and ONEOK Partners’ indebtedness. It is also possible that under certain circumstances, a court could avoid or subordinate the guarantor’s guarantee of our and ONEOK Partners’ indebtedness in favor of the guarantor’s other debts or liabilities to the extent that the court determined either of the following were true at the time the guarantor issued the guarantee:

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

We have a defined benefit pension plan for certain employees and former employees hired before January 1, 2005, and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees hired prior to 2017 who retire with at least five years of full-time service. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs. For further discussion of our defined benefit pension plan and postretirement welfare plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

Any sustained declines in equity markets and reductions in bond yields may affect adversely the value of our pension and postretirement benefit plan assets. In these circumstances, additional cash contributions to our pension plans may be required, which could affect adversely our business, financial condition and liquidity.

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

At February 18, 2020, there were 14,001 holders of record of our 413,319,000 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans see Note J of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian Midstream Energy Select Index and a ONEOK Peer Group during the period beginning on December 31, 2014, and ending on December 31, 2019.

The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2014, and at the End of Every Year Through December 31, 2019.

	Cumulative Total Return
	Years Ended December 31,
	2015	2016	2017	2018	2019

ONEOK, Inc.	$52.64	$131.26	$128.53	$136.60	$201.86
S&P 500 Index	$101.37	$113.49	$138.26	$132.19	$173.80
ONEOK Peer Group (a)	$55.66	$78.90	$73.65	$63.01	$68.41
Alerian Midstream Energy Select Index (b)	$62.86	$90.08	$90.52	$74.34	$90.52
(a) - The ONEOK Peer Group is composed of the following companies: DCP Midstream, LP; Enable Midstream Partners, LP; Energy Transfer LP.; EnLink Midstream, LLC; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Magellan Midstream Partners, L.P.; MPLX LP; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Targa Resources Corp.; and The Williams Companies, Inc.
(b) - The Alerian Midstream Energy Select Index measures the composite performance of approximately 35 North American energy infrastructure companies who are engaged in midstream activities involving energy commodities.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Millions of dollars, except per share data)
Revenues	$10,164.4	$12,593.2	$12,173.9	$8,920.9	$7,763.2
Net income	$1,278.6	$1,155.0	$593.5	$743.5	$379.2
Total assets	$21,812.1	$18,231.7	$16,845.9	$16,138.8	$15,446.1
Long-term debt, including current maturities	$12,487.4	$9,381.0	$8,524.3	$8,330.6	$8,434.2
Earnings per share - total
Basic	$3.09	$2.80	$1.30	$1.67	$1.17
Diluted	$3.07	$2.78	$1.29	$1.66	$1.16
Dividends declared per share of common stock	$3.53	$3.245	$2.72	$2.46	$2.43

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the changes in revenue in the above table are largely offset in cost of sales and fuel.

In 2019, we completed underwritten public offerings of $1.25 billion and $2.0 billion senior unsecured notes in March and August, respectively, primarily to fund our capital-growth projects.

Upon adoption of Topic 606 in January 2018, we determined that certain Natural Gas Gathering and Processing segment POP with fee contracts and Natural Gas Liquids segment exchange services contracts that include the purchase of commodities are supplier contracts. Contractual fees in these identified contracts are recorded as a reduction of the commodity purchase price in cost of sales and fuel. In 2017 and prior periods, these fees were recorded as services revenue.

In the fourth quarter 2017, we recorded a one-time noncash charge to net income through income tax expense of $141.3 million, related to the revaluation of our deferred tax balances and a valuation allowance on certain state net operating loss and tax credit carryforwards resulting from the enactment of the Tax Cuts and Jobs Act. For more information, see Note L in the Notes to the Consolidated Financial Statements in this Annual Report.

Also in 2017, we incurred a $20.0 million noncash expense related to our Series E Preferred Stock contribution to the Foundation and operating costs related to the Merger Transaction of $30.0 million.

We recorded noncash impairment charges of $20.2 million and $264.3 million in 2017 and 2015, respectively.

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

Market Conditions - Volumes increased across our system in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in 2019, compared with 2018, which resulted in higher fee-based earnings, primarily as a result of our completed capital-growth projects, continued drilling and producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.

We experienced fluctuating NGL location price differentials due to increased supply, increased demand in the Mid-Continent region, infrastructure constraints and slower demand growth in the Gulf Coast due primarily to delays in the startup of petrochemical facilities and constrained NGL export facilities. The Conway-to-Mont Belvieu OPIS price differential for ethane in ethane/propane mix averaged $0.07 per gallon in 2019, compared with $0.15 per gallon in 2018, which resulted in lower earnings from our optimization and marketing activities in our Natural Gas Liquids segment. We expect narrower NGL location price differentials in 2020.

Ethane Opportunity - Ethane volumes under long-term contracts delivered to our NGL system averaged 385 MBbl/d in 2019, compared with 380 MBbl/d in 2018, and have generally been increasing since 2017, primarily as a result of NGL demand increasing from exports and petrochemical companies completing ethylene production projects and plant expansions. Our NGL capital-growth projects are expected to help alleviate system constraints, enabling additional NGLs, including ethane, to reach the Mont Belvieu, Texas, market center.

Northern Border Pipeline, which provides key natural gas takeaway capacity out of the Williston Basin, recently notified shippers that it plans to place restrictions on the Btu content of the residue natural gas it receives in order to meet downstream pipeline specifications. When these restrictions take effect, natural gas processors in the Williston Basin may recover incremental ethane into the NGL stream in order to lower the Btu content of the residue natural gas delivered to Northern Border Pipeline. As a result, ethane deliveries to our NGL system may increase.

Growth Projects - Our announced large capital-growth projects that have recently been completed or are currently under construction are outlined in the tables below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	Completed January 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	First Quarter 2021
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake III plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$305	Third Quarter 2021
	Supported by acreage dedications with primarily fee-based contracts
(a) - Excludes capitalized interest/AFUDC.

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Completed December 2019 (b)
	Anchored by long-term contracts
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, with initial capacity up to approximately 400 MBbl/d, and related infrastructure	$1,360	First Quarter 2020
	Supported by long-term contracts
	Expansion capability up to 1 MMBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	First Quarter 2020
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	First Quarter 2020 (c)
	Fully contracted with long-term contracts
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Fourth Quarter 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu, Texas
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	First Quarter 2021
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	First Quarter 2021
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	First Quarter 2021 (d)
West Texas LPG pipeline expansion	Increasing mainline capacity by 100 MBbl/d	$310	Second Quarter 2021
	Fully contracted with long-term dedicated production from third-party processing plants
Elk Creek pipeline expansion	Increasing mainline capacity to 400 MBbl/d with additional pump facilities	$305	Third Quarter 2021 (e)
	Supported by long-term dedicated production from ONEOK and third-party processing plants
(a) - Excludes capitalized interest/AFUDC.
(b) - In July 2019, we completed the southern section of the pipeline from the Powder River Basin to our existing Mid-Continent NGL facilities. In December 2019, we completed the northern section of the pipeline from the Williston Basin to the Powder River Basin.
(c) - We completed 75 MBbl/d in December 2019, with the remaining 50 MBbl/d to be completed in the first quarter 2020.
(d) - We expect to complete 15 MBbl/d in the third quarter 2020, with the remaining 50 MBbl/d expected to be completed in the first quarter 2021.
(e) - We expect a portion of this incremental capacity to be available as early as first quarter 2021.

Debt Issuances and Repayments - In August 2019, we completed an underwritten public offering of $2.0 billion senior unsecured notes consisting of $500 million, 2.75% senior notes due 2024; $750 million, 3.4% senior notes due 2029; and $750 million, 4.45% senior notes due 2049. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.97 billion and were used for general corporate purposes, including funding of capital expenditures and repayment of existing indebtedness. Repayments included the redemption of our $300 million, 3.8% senior notes due March

2020 at a redemption price of $308 million in September 2019 and the repayment of $250 million of our $1.5 Billion Term Loan agreement in August 2019.

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

Also, in March 2019, we repaid our $500 million, 8.625% senior notes at maturity with a combination of cash on hand and short-term borrowings.

Dividends - During 2019, we paid dividends totaling $3.53 per share, an increase of 9% from the $3.245 per share paid in 2018. In February 2020, we paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), an increase of 9% compared with the same quarter in the prior year. Our dividend growth is due to the increase in cash flows resulting from the continued growth of our operations.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances
	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
Financial Results	2019	2018	2017	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$8,916.1	$11,395.6	$9,862.7	$(2,479.5)	$1,532.9
Services	1,248.3	1,197.6	2,311.2	50.7	(1,113.6)
Total revenues	10,164.4	12,593.2	12,173.9	(2,428.8)	419.3
Cost of sales and fuel (exclusive of items shown separately below)	6,788.0	9,422.7	9,538.0	(2,634.7)	(115.3)
Operating costs	982.9	907.0	822.7	75.9	84.3
Depreciation and amortization	476.5	428.6	406.3	47.9	22.3
Impairment of long-lived assets	—	—	16.0	—	(16.0)
(Gain) loss on sale of assets	2.6	(0.6)	(0.9)	(3.2)	(0.3)
Operating income	$1,914.4	$1,835.5	$1,391.8	$78.9	$443.7
Equity in net earnings from investments	$154.5	$158.4	$159.3	$(3.9)	$(0.9)
Impairment of equity investments	$—	$—	$(4.3)	$—	$(4.3)
Interest expense, net of capitalized interest	$(491.8)	$(469.6)	$(485.7)	$22.2	$(16.1)
Net income	$1,278.6	$1,155.0	$593.5	$123.6	$561.5
Adjusted EBITDA	$2,580.2	$2,447.5	$1,986.9	$132.7	$460.6
Capital expenditures	$3,848.3	$2,141.5	$512.4	$1,706.8	$1,629.1
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

2019 vs. 2018 - Operating income increased primarily as a result of the following:

•
Natural Gas Gathering and Processing - an increase of $95.5 million due primarily to natural gas volume growth, offset partially by a decrease of $20.9 million due primarily to lower realized NGL and natural gas prices, net of hedges;

•
Natural Gas Liquids - an increase of $148.1 million in exchange services due primarily to higher volumes and average fee rates, offset partially by a decrease of $60.2 million in optimization and marketing due primarily to wider location price differentials in the prior year; and

•
Natural Gas Pipelines - an increase of $56.5 million from higher transportation services, offset partially by a decrease of $9.1 million from lower net retained fuel and timing of equity gas sales; offset partially by

•
an increase of $75.9 million in operating costs due primarily to higher employee-related costs associated with labor and benefits, spending on routine maintenance projects and ad valorem taxes due to the growth of our operations; and

•	an increase of $47.9 million in depreciation expense due to capital projects placed in service.

Net income increased for the year ended December 31, 2019, compared with the same period in 2018, due to the items discussed above and higher allowance for equity funds used during construction related to our capital-growth projects, offset partially by higher interest expense related to our underwritten public debt offerings in March and August 2019.

Capital expenditures increased due primarily to spending on our announced capital-growth projects.

Additional information regarding our financial results and operating information is provided in the discussions for each of our segments.

Selected Financial Results and Operating Information the Year Ended December 31, 2018 vs. 2017 - The consolidated and segment financial results and operating information for the year ended December 31, 2018, compared with the year ended December 31, 2017, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

Natural Gas Gathering and Processing

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

				Variances
	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
Financial Results	2019	2018	2017	Increase (Decrease)
	(Millions of dollars)
NGL sales	$1,024.3	$1,567.2	$1,208.0	$(542.9)	$359.2
Condensate sales	200.1	208.8	103.2	(8.7)	105.6
Residue natural gas sales	966.1	1,084.2	856.3	(118.1)	227.9
Gathering, compression, dehydration and processing fees and other revenue	178.1	174.4	859.1	3.7	(684.7)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,302.3)	(2,041.4)	(2,216.4)	(739.1)	(175.0)
Operating costs, excluding noncash compensation adjustments	(352.8)	(357.7)	(302.6)	(4.9)	55.1
Equity in net earnings (loss) from investments, excluding noncash impairment charges	(6.3)	0.4	12.1	(6.7)	(11.7)
Other	(4.5)	(4.3)	(1.2)	(0.2)	(3.1)
Adjusted EBITDA	$702.7	$631.6	$518.5	$71.1	$113.1
Impairment of equity investments	$—	$—	$(4.3)	$—	$(4.3)
Capital expenditures	$926.5	$694.6	$284.2	$231.9	$410.4
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2019 vs. 2018 - Adjusted EBITDA increased $71.1 million, primarily as a result of the following:

•	an increase of $95.5 million due primarily to natural gas volume growth in the Williston Basin and STACK and SCOOP areas, offset partially by natural production declines; and

•
a decrease of $4.9 million in operating costs due primarily to lower outside services and materials and supplies, offset partially by higher employee-related costs and ad valorem taxes due primarily to the growth of our operations; offset partially by

•	a decrease of $20.9 million due primarily to lower realized NGL and natural gas prices, net of hedges; and

•	a decrease of $6.7 million due primarily to lower equity in net earnings from investments due to a decrease in supply volumes in the dry natural gas area of the Powder River Basin.

Capital expenditures increased due primarily to spending on our announced capital-growth projects.

	Years Ended December 31,
Operating Information (a)	2019	2018	2017
Natural gas gathered (BBtu/d)	2,753	2,546	2,211
Natural gas processed (BBtu/d) (b)	2,555	2,382	2,056
NGL sales (MBbl/d)	224	198	187
Residue natural gas sales (BBtu/d) (b)	1,201	1,088	896
Average fee rate ($MMBtu)	$0.92	$0.90	$0.86
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2019 vs. 2018 - Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales volumes increased in 2019, compared with 2018, due primarily to our capital-growth projects and continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Liquids

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with NGL product demand from the petrochemical industry and NGL export demand in the Gulf Coast. Growing crude oil, natural gas and NGL production together with higher petrochemical and export demand have resulted in us making additional capital investments to expand our infrastructure and alleviate system constraints. See “Growth Projects” in the “Recent Developments” section for discussion of our announced capital-growth projects.

We continue to evaluate opportunities to increase the capacity of our gathering, fractionation, storage and distribution assets or construct new assets to connect supply growth from the Williston and Powder River Basins, Mid-Continent region and Permian Basin with end-use markets.

In 2019, we connected seven third-party natural gas processing plants and one affiliate natural gas processing plant to our NGL system, five in the Mid-Continent region, one in the Permian Basin and two in the Rocky Mountain region. In addition, six third-party natural gas processing plants connected to our system were expanded, two in the Mid-Continent region, two in the Permian Basin and two in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

				Variances
	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
Financial Results	2019	2018	2017	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$7,910.8	$10,319.9	$8,998.9	$(2,409.1)	$1,321.0
Exchange service revenues and other	424.2	415.7	1,430.3	8.5	(1,014.6)
Transportation and storage revenues	197.5	199.0	197.0	(1.5)	2.0
Cost of sales and fuel (exclusive of depreciation and operating costs)	(6,690.9)	(9,176.8)	(9,176.5)	(2,485.9)	0.3
Operating costs, excluding noncash compensation adjustments	(434.4)	(378.3)	(351.3)	56.1	27.0
Equity in net earnings from investments	65.1	67.1	59.9	(2.0)	7.2
Other	(6.5)	(6.0)	(3.4)	(0.5)	(2.6)
Adjusted EBITDA	$1,465.8	$1,440.6	$1,154.9	$25.2	$285.7
Capital expenditures	$2,796.6	$1,306.3	$114.3	$1,490.3	$1,192.0
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2019 vs. 2018 - Adjusted EBITDA increased $25.2 million, primarily as a result of the following:

•
an increase of $148.1 million in exchange services due to $150.2 million in higher volumes primarily in the Rocky Mountain region, the Permian Basin and the STACK and SCOOP areas, and $91.5 million in higher average fee rates primarily in the Permian Basin and the Rocky Mountain region, offset partially by $64.9 million due primarily to higher third-party transportation and fractionation costs, $25.0 million due primarily to narrower product price differentials and $5.8 million related to higher unfractionated NGLs in inventory; offset partially by

•
a decrease of $60.2 million in optimization and marketing due primarily to a decrease of $93.8 million related to wider location price differentials in the prior year, particularly in the third quarter 2018, and $5.1 million in lower earnings related primarily to product price differentials, offset partially by higher marketing earnings of $38.5 million related primarily to the sale of NGL products previously held in inventory; and

•
an increase of $56.1 million in operating costs due primarily to higher employee-related costs associated with labor and benefits due to the growth of our operations, and spending on routine maintenance projects.

Capital expenditures increased due primarily to our announced capital-growth projects.

	Years Ended December 31,
Operating Information	2019	2018	2017
Raw feed throughput (MBbl/d) (a)	1,079	1,010	895
NGLs transported - gathering lines (MBbl/d) (b)	988	912	812
NGLs fractionated (MBbl/d) (c)	726	715	621
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.07	$0.15	$0.05
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.
(b) - Includes volumes for consolidated entities only.
(c) - Includes volumes at company-owned and third-party facilities.

2019 vs. 2018 - Raw feed throughput volumes increased primarily in the Rocky Mountain region, the Permian Basin and the STACK and SCOOP areas as a result of our completed capital-growth projects, continued drilling and producer improvements in production due to enhanced completion techniques, offset partially by natural production declines and lower volumes in the Mid-Continent region due primarily to lower ethane volumes.

Natural Gas Pipelines

Growth Projects - Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale has continued to increase available natural gas supply, and we expect producers and natural gas processors to require incremental transportation services in the future as additional supply is developed.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

				Variances
	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
Financial Results	2019	2018	2017	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$393.7	$343.0	$327.9	$50.7	$15.1
Storage revenues	72.6	72.0	66.5	0.6	5.5
Natural gas sales and other revenues	5.7	16.7	25.5	(11.0)	(8.8)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4.6)	(16.0)	(43.4)	(11.4)	(27.4)
Operating costs, excluding noncash compensation adjustments	(150.8)	(139.2)	(123.1)	11.6	16.1
Equity in net earnings from investments	95.7	90.8	87.3	4.9	3.5
Other	(3.5)	(1.0)	(0.9)	(2.5)	(0.1)
Adjusted EBITDA	$408.8	$366.3	$339.8	$42.5	$26.5
Capital expenditures	$99.2	$119.2	$95.6	$(20.0)	$23.6
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

2019 vs. 2018 - Adjusted EBITDA increased $42.5 million primarily as a result of the following:

•	an increase of $56.5 million from higher transportation services due primarily to firm transportation capacity contracted due to our completed expansion projects; and

•	an increase of $4.9 million from higher equity in net earnings due primarily to firm transportation capacity contracted on Roadrunner; offset partially by

•	an increase of $11.6 million in operating costs due primarily to employee-related costs associated with labor and benefits and ad valorem taxes due to the growth of our operations; and

•	a decrease of $9.1 million from lower net retained fuel and timing of equity gas sales.

Capital expenditures decreased due primarily to timing of maintenance projects and capital-growth projects.

	Years Ended December 31,
Operating Information (a)	2019	2018	2017
Natural gas transportation capacity contracted (MDth/d)	7,618	6,846	6,611
Transportation capacity contracted	98%	96%	94%
(a) - Includes volumes for consolidated entities only.

2019 vs. 2018 - Natural gas transportation capacity contracted increased due to our completed expansion projects on our ONEOK Gas Transportation and WesTex Transmission systems, which are both substantially contracted.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

In June 2019, our subsidiary, Viking Gas Transmission Company, filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2020, all parties agreed to a settlement in principle and plan to present it to FERC for approval. We do not expect the ultimate outcome to impact materially our results of operations.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(Unaudited)	2019	2018	2017
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$1,278,577	$1,155,032	$593,519
Add:
Interest expense, net of capitalized interest	491,773	469,620	485,658
Depreciation and amortization	476,535	428,557	406,335
Income taxes	372,414	362,903	447,282
Impairment charges	—	—	20,240
Noncash compensation expense	26,699	37,954	13,421
Equity AFUDC and other noncash items (a)	(65,811)	(6,545)	20,398
Adjusted EBITDA	$2,580,187	$2,447,521	$1,986,853
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$702,650	$631,607	$518,472
Natural Gas Liquids	1,465,765	1,440,605	1,154,939
Natural Gas Pipelines	408,816	366,251	339,818
Other (b)	2,956	9,058	(26,376)
Adjusted EBITDA	$2,580,187	$2,447,521	$1,986,853
(a) - Year ended December 31, 2017, includes our April 2017 contribution to the Foundation of 20,000 shares of Series E Preferred Stock, with an aggregate value of $20.0 million.
(b) - Year ended December 31, 2017, includes Merger Transaction costs of $30.0 million.

CONTINGENCIES

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of regulatory matters.

Other Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not affect adversely our consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows related to i) capital expenditures, ii) interest and repayment of debt maturities and iii) dividends paid to shareholders. We expect our cash outflows related to capital expenditures to decrease in 2020 relative to 2019 due to our completed capital-growth projects. We expect dividends paid to continue to increase due to earnings growth from capital projects and higher anticipated dividends per share, subject to declaration by our Board of Directors.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends, including expected future dividend increases. Our $2.5 Billion Credit Agreement, which expires in June 2024, provides significant liquidity to fund capital expenditures and repay existing indebtedness. We may access the capital markets to issue debt or equity securities as we consider prudent to provide additional liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures. Although we expect to continue to fund capital projects primarily with cash from operations, short-term borrowings and long-term debt, we continue to have access to $550 million available through our “at-the-market” equity program and the ability to issue equity and other securities under our universal shelf registration statement.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of December 31, 2019, we were in compliance with all covenants of the $2.5 Billion Credit Agreement.

At December 31, 2019, we had no borrowings outstanding under our $2.5 Billion Credit Agreement, $220 million of commercial paper outstanding and $21.0 million of cash and cash equivalents.

We had working capital (defined as current assets less current liabilities) deficits of $550.0 million and $709.8 million as of December 31, 2019, and December 31, 2018, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) the collection and payment of accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances; our working capital deficit at December 31, 2019, was driven primarily by short-term borrowings and accrued interest and at December 31, 2018, by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt was due to more favorable interest rates. We do not expect this working capital deficit to affect adversely our cash flows or operations.

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

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which was fully drawn as of June 30, 2019. We repaid $250 million of our outstanding balance in August 2019 and have $1.25 billion drawn as of December 31, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating efficiencies as capital-growth expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

The following table sets forth our growth and maintenance capital expenditures, excluding AFUDC and capitalized interest, for the periods indicated:

Capital Expenditures	2019	2018	2017
	(Millions of dollars)
Natural Gas Gathering and Processing	$926.5	$694.6	$284.2
Natural Gas Liquids	2,796.6	1,306.3	114.3
Natural Gas Pipelines	99.2	119.2	95.6
Other	26.0	21.4	18.3
Total capital expenditures	$3,848.3	$2,141.5	$512.4

Capital expenditures increased in 2019, compared with 2018, due primarily to capital-growth projects in progress. We expect our 2020 capital expenditures to decrease relative to 2019 due to our completed capital-growth projects. See discussion of our announced capital-growth projects in the “Recent Developments” section.

The following table summarizes our 2020 projected growth and maintenance capital expenditures, excluding AFUDC and capitalized interest:

2020 Projected Capital Expenditures
(Millions of dollars)
Growth	$2,250-$2,730
Maintenance	$200-$220
Total projected capital expenditures	$2,450-$2,950

Credit Ratings - Our long-term debt credit ratings as of February 18, 2020, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Positive
S&P	BBB	A-2	Stable

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2019, we paid dividends of $3.53 per share, an increase of 9% compared with the prior year. In February 2020, we paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), an increase of 9% compared with the same quarter in the prior year.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In 2019, we paid dividends of $1.1 million for the Series E Preferred Stock. In February 2020, we paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock.

For the years ended December 31, 2019 and 2018, cash flows from operations exceeded cash dividends paid by $489.2 million and $851.7 million, respectively. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,946.8	$2,186.7	$1,315.4
Investing activities	(3,768.8)	(2,114.9)	(567.6)
Financing activities	1,831.0	(97.0)	(959.5)
Change in cash and cash equivalents	9.0	(25.2)	(211.7)
Cash and cash equivalents at beginning of period	12.0	37.2	248.9
Cash and cash equivalents at end of period	$21.0	$12.0	$37.2

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

2019 vs. 2018 - Cash flows from operating activities, before changes in operating assets and liabilities, increased $130.4 million due primarily to higher earnings resulting from volume growth in the Rocky Mountain region, STACK and SCOOP areas and the Permian Basin in our Natural Gas Liquids segment and the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $163.9 million for 2019, compared with an increase of $206.4 million for 2018. This change is due primarily to the change in the fair value of our risk-management assets and liabilities; the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; and the change in natural gas and NGLs in storage, which vary both from period to period and with the changes in commodity prices.

Investing Cash Flows

2019 vs. 2018 - Cash used in investing activities increased $1.7 billion due primarily to increased capital expenditures related to our capital-growth projects.

Financing Cash Flows

2019 vs. 2018 - Cash from financing activities increased $1.9 billion due primarily to issuances of $3.25 billion in senior unsecured notes, the $700 million net draw on our $1.5 Billion Term Loan Agreement and an increase in proceeds from short-term borrowings, offset partially by a decrease due to issuances of common stock in 2018.

Cash Flow Analysis for the Year Ended December 31, 2018 vs. 2017 - The cash flow analysis for the year ended December 31, 2018, compared with the year ended December 31, 2017, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

Derivatives and Risk-management Activities - We utilize derivatives to reduce our market-risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows. Our commodity price risk includes basis risk, which is the difference in price between various locations where commodities are purchased and sold. We record all derivative instruments at fair value, except for normal purchases and normal sales transactions that are expected to result in physical delivery. Many of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists.

Our fair value measurements classified as Level 3 are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at December 31, 2019, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

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

Update - Upon adoption of ASU 2017-04 in January 2020, the requirement to calculate the implied fair value of goodwill under the two-step impairment test was eliminated. See Note A of the Notes to Consolidated Financial Statements in this Annual Report for more information.

Our qualitative goodwill impairment analysis performed as of July 1, 2019, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2019	December 31, 2018
	(Thousands of dollars)
Natural Gas Gathering and Processing	$153,404	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,479
Total goodwill	$680,996	$681,100

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

Impairment Charges - We recorded $20.2 million of noncash impairment charges in 2017 related to certain nonstrategic long-lived assets and equity investments in North Dakota and Oklahoma.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2019, 2018 or 2017. Actual results may differ from our estimates resulting in an impact, positive or negative, on our results of operations.

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, leases and other long-term obligations as of December 31, 2019. For additional discussion of the debt and lease agreements, see Notes F and O of the Notes to Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
	(Millions of dollars)
Senior notes	$11,322.4	$—	$—	$1,447.4	$925.0	$500.0	$8,450.0
Commercial paper borrowings	220.0	220.0	—	—	—	—	—
$1.5 Billion Term Loan Agreement	1,250.0	—	1,250.0	—	—	—	—
Guardian Pipeline senior notes	21.3	7.7	7.7	5.9	—	—	—
Interest payments on debt	8,754.2	610.2	601.2	530.8	487.2	442.5	6,082.3
Operating leases	19.6	2.5	2.1	2.0	1.9	1.9	9.2
Finance lease	39.6	4.5	4.5	4.5	4.5	4.5	17.1
Firm transportation and storage contracts	398.4	61.6	48.1	40.1	36.4	34.3	177.9
Financial and physical derivatives	188.1	168.0	20.1	—	—	—	—
Employee benefit plans	81.8	14.1	14.6	13.1	14.5	13.8	11.7
Purchase commitments and other	312.7	54.1	53.9	53.2	50.8	37.8	62.9
Total	$22,608.1	$1,142.7	$2,002.2	$2,097.0	$1,520.3	$1,034.8	$14,811.1

Senior notes, $1.5 Billion Term Loan Agreement and commercial paper borrowings - Represents the amount of principal due in each period.

Interest payments on debt - Interest payments are calculated by multiplying long-term debt principal amount by the respective coupon rates.

Operating leases - Our operating leases primarily include leases for certain buildings, warehouses, office space, pipeline capacity, land and equipment, including pipeline equipment, rail cars and information technology equipment. As of December 31, 2019, we entered into an additional operating lease that had not yet commenced with total lease payments of $87.8 million over a lease term of 10 years, which is excluded from our table above.

Finance lease - We lease certain compression facilities under a finance lease that has a fixed-price purchase option in 2028.

Firm transportation and storage contracts - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-price contracts for firm transportation and storage capacity.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for physical and financial commodity derivatives. Estimated future variable-price purchase commitments are based on market information at December 31, 2019. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Employee benefit plans - We contributed $12.1 million to our defined benefit pension plan in January 2020 and expect to make $2.0 million in contributions to our other postretirement plans in 2020. See Note K of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Purchase commitments and other - Purchase commitments include commitments related to our growth capital expenditures and other contractual commitments. Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements as defined under federal securities laws. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and projected levels of dividends), liquidity, management’s plans and objectives for our future capital-growth projects and other future operations (including plans to construct additional natural gas and NGL pipelines, processing and fractionation facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Annual Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” ‘would,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•
the impact on drilling and production by factors beyond our control, including the demand for natural gas and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;

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

•	demand for our services and products in the proximity of our facilities;

•	the ability to market pipeline capacity on favorable terms, including the effects of:

–	future demand for and prices of natural gas, NGLs and crude oil;

–	competitive conditions in the overall energy market;

–	availability of supplies of United States natural gas and crude oil; and

–	availability of additional storage capacity;

•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;

•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’, customers’ or shippers’ facilities;

•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions throughout the world;

•	economic climate and growth in the geographic areas in which we do business;

•	the timing and extent of changes in energy commodity prices;

•	the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;

•
our ability to acquire all necessary permits, consents or other approvals in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct gathering, processing, storage, fractionation and transportation facilities without labor or contractor problems;

•	the profitability of assets or businesses acquired or constructed by us;

•	the risk of a slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;

•	risks of marketing, trading and hedging activities, including the risks of changes in energy prices or the financial condition of our counterparties;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	the impact of uncontracted capacity in our assets being greater or less than expected;

•	the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;

•	the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;

•	our ability to control construction costs and completion schedules of our pipelines and other projects;

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

•
the results of administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and the CFTC;

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	the capital-intensive nature of our businesses;

•	the mechanical integrity of facilities operated;

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

•	actions by rating agencies concerning our credit;

•	our ability to access capital at competitive rates or on terms acceptable to us;

•	the impact and outcome of pending and future litigation;

•	performance of contractual obligations by our customers, service providers, contractors and shippers;

•	our ability to control operating costs and make cost-saving changes;

•	the impact of recently issued and future accounting updates and other changes in accounting policies;

•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;

•
the risk inherent in the use of information systems in our respective businesses and those of our counterparties and service providers, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;

•	the impact of potential impairment charges; and

•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also affect adversely our future results. These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in this Annual Report and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov and our website at www.oneok.com. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.3	$0.55	/ gallon	63%
Condensate (MBbl/d) - WTI-NYMEX	3.0	$54.08	/ Bbl	62%
Natural gas (BBtu/d) - NYMEX and basis	125.0	$2.39	/ MMBtu	76%

	Year Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (BBtu/d) - NYMEX and basis	36.4	$2.43	/ MMBtu	19%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2019. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the years ending December 31, 2020 and 2021, by $2.5 million and $3.0 million, respectively;

•	a $1.00 per barrel change in the price of crude oil would change adjusted EBITDA for the years ending December 31, 2020 and 2021, by $1.5 million and $1.8 million, respectively; and

•	a $0.10 per MMBtu change in the price of residue natural gas would change adjusted EBITDA for the years ending December 31, 2020 and 2021, by $6.1 million and $7.1 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, $1.5 Billion Term Loan Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR or the established replacement rate, commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2019, we entered into $625 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.8 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes in March 2019 and $2.0 billion senior unsecured notes in August 2019.

At December 31, 2019 and 2018, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019 and 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges. At December 31, 2019, we had derivative assets of $0.6 million and derivative liabilities of $201.9 million related to these interest-rate swaps. At December 31, 2018, we had derivative assets of $19.0 million and derivative liabilities of $99.3 million related to these interest-rate swaps.

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

Customer concentration - In 2019, no single customer represented more than 10% of our consolidated revenues.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under POP with fee contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2019 and 2018, approximately 90% and 95%, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. In 2019 and 2018, approximately 80% of this segment’s commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2019 and 2018, approximately 85% of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes A and P to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Commodity Derivative Assets and Liabilities

As described in Notes A, B and C to the consolidated financial statements, the Company’s level 3 commodity derivative assets and liabilities total $55.6 million and $24.8 million, respectively, as of December 31, 2019. As disclosed by management, commodity price risk includes basis risk, which is the difference in price between various locations where commodities are purchased and sold. Management records all derivative instruments at fair value, except for normal purchases and normal sales transactions that are expected to result in physical delivery. Many of the contracts in its derivative portfolio are executed in liquid markets where price transparency exists. Fair value measurements classified as Level 3 are comprised predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. The commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 commodity derivative assets and liabilities is a critical audit matter are there was significant estimation by management to determine the fair value of these derivatives due to the use of internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. This in turn led to a high degree of subjectivity and effort in evaluating audit evidence related to the valuation. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 commodity derivative assets and liabilities, including controls over the Company’s model, significant assumptions, and data. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the level 3 commodity derivative assets and liabilities and comparison of the independent estimate to management’s estimate. Developing the independent estimate involved testing the completeness and accuracy of data used and evaluating management’s assumptions related to the internally developed commodity price curves.

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 25, 2020

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$8,916,047	$11,395,642	$9,862,652
Services	1,248,320	1,197,554	2,311,255
Total revenues (Note P)	10,164,367	12,593,196	12,173,907
Cost of sales and fuel (exclusive of items shown separately below)	6,788,040	9,422,708	9,538,045
Operations and maintenance	863,708	803,146	724,314
Depreciation and amortization	476,535	428,557	406,335
Impairment of long-lived assets (Note D)	—	—	15,970
General taxes	119,156	103,922	98,396
(Gain) loss on sale of assets	2,575	(601)	(924)
Operating income	1,914,353	1,835,464	1,391,771
Equity in net earnings from investments (Note M)	154,541	158,383	159,278
Impairment of equity investments (Note M)	—	—	(4,270)
Allowance for equity funds used during construction	64,815	7,962	107
Other income	27,058	674	15,385
Other expense	(18,003)	(14,928)	(35,812)
Interest expense (net of capitalized interest of $107,275, $28,062 and $5,510, respectively)	(491,773)	(469,620)	(485,658)
Income before income taxes	1,650,991	1,517,935	1,040,801
Income taxes (Note L)	(372,414)	(362,903)	(447,282)
Net income	1,278,577	1,155,032	593,519
Less: Net income attributable to noncontrolling interests	—	3,329	205,678
Net income attributable to ONEOK	1,278,577	1,151,703	387,841
Less: Preferred stock dividends	1,100	1,100	767
Net income available to common shareholders	$1,277,477	$1,150,603	$387,074

Basic earnings per common share (Note I)	$3.09	$2.80	$1.30

Diluted earnings per common share (Note I)	$3.07	$2.78	$1.29
Average shares (thousands)
Basic	413,560	411,485	297,477
Diluted	415,444	414,195	299,780
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Net income	$1,278,577	$1,155,032	$593,519
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $44,149, $1,694 and $19,006, respectively	(147,803)	(5,673)	(21,408)
Derivative amounts reclassified to net income, net of tax of $6,058, $(11,013) and $(26,899), respectively	(21,057)	36,870	63,687
Change in retirement and other postretirement benefit plan obligations, net of tax of $2,910, $(1,425) and $(878), respectively	(9,696)	4,771	(4,175)
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $2,152, $(724) and $145, respectively	(7,205)	2,424	(970)
Total other comprehensive income (loss), net of tax	(185,761)	38,392	37,134
Comprehensive income	1,092,816	1,193,424	630,653
Less: Comprehensive income attributable to noncontrolling interests	—	3,329	236,704
Comprehensive income attributable to ONEOK	$1,092,816	$1,190,095	$393,949
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$20,958	$11,975
Accounts receivable, net	835,121	818,958
Materials and supplies	201,749	141,174
Natural gas and NGLs in storage	304,926	296,667
Commodity imbalances	25,267	29,050
Other current assets	82,313	100,808
Total current assets	1,470,334	1,398,632
Property, plant and equipment
Property, plant and equipment	22,051,492	18,030,963
Accumulated depreciation and amortization	3,702,807	3,264,312
Net property, plant and equipment (Note D)	18,348,685	14,766,651
Investments and other assets
Investments in unconsolidated affiliates (Note M)	861,844	969,150
Goodwill and intangible assets (Note E)	957,833	967,142
Other assets	173,425	130,096
Total investments and other assets	1,993,102	2,066,388
Total assets	$21,812,121	$18,231,671

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2019	2018
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note F)	$7,650	$507,650
Short-term borrowings (Note F)	220,000	—
Accounts payable	1,209,900	1,116,337
Commodity imbalances	104,480	110,197
Accrued interest	190,750	161,377
Finance lease liability (Note O)	1,949	1,765
Other current liabilities	285,569	211,110
Total current liabilities	2,020,298	2,108,436
Long-term debt, excluding current maturities (Note F)	12,479,757	8,873,334
Deferred credits and other liabilities
Deferred income taxes (Note L)	536,063	219,731
Finance lease liability (Note O)	24,296	26,244
Other deferred credits	525,756	424,383
Total deferred credits and other liabilities	1,086,115	670,358
Commitments and contingencies (Note N)
Equity (Note G)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at December 31, 2019, and at December 31, 2018	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 445,016,234 shares and outstanding 413,239,050 shares at December 31, 2019; issued 445,016,234 shares and outstanding 411,532,606 shares at December 31, 2018	4,450	4,450
Paid-in capital	7,403,895	7,615,138
Accumulated other comprehensive loss (Note H)	(374,000)	(188,239)
Retained earnings	—	—
Treasury stock, at cost: 31,777,184 shares at December 31, 2019, and 33,483,628 shares at December 31, 2018	(808,394)	(851,806)
Total equity	6,225,951	6,579,543
Total liabilities and equity	$21,812,121	$18,231,671
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$1,278,577	$1,155,032	$593,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476,535	428,557	406,335
Impairment charges	—	—	20,240
Noncash contribution of preferred stock, net of tax	—	—	12,600
Equity in net earnings from investments	(154,541)	(158,383)	(159,278)
Distributions received from unconsolidated affiliates	163,476	170,528	167,372
Deferred income taxes	372,729	361,010	437,917
Share-based compensation expense	37,147	31,664	26,262
Allowance for equity funds used during construction	(64,815)	(7,962)	(107)
Other, net	1,567	(132)	3,155
Changes in assets and liabilities:
Accounts receivable	(19,688)	383,993	(330,521)
Natural gas and NGLs in storage	(8,259)	38,456	(202,259)
Accounts payable	(62,946)	(320,132)	261,305
Commodity imbalances, net	(1,934)	(44,302)	43,699
Accrued interest	29,373	26,068	22,795
Risk-management assets and liabilities	(86,268)	117,717	37,617
Other assets and liabilities, net	(14,174)	4,605	(25,239)
Cash provided by operating activities	1,946,779	2,186,719	1,315,412
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(3,848,349)	(2,141,475)	(512,393)
Contributions to unconsolidated affiliates	(4,028)	(1,748)	(87,861)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	94,168	26,757	28,742
Other, net	(10,549)	1,578	3,879
Cash used in investing activities	(3,768,758)	(2,114,888)	(567,633)
Financing activities
Dividends paid	(1,457,628)	(1,335,058)	(829,414)
Distributions to noncontrolling interests	—	(3,500)	(276,260)
Borrowing (repayment) of short-term borrowings, net	220,000	(614,673)	(495,604)
Issuance of long-term debt, net of discounts	4,185,435	1,795,773	1,190,496
Debt financing costs	(29,747)	(13,441)	(11,425)
Repayment of long-term debt	(1,057,348)	(932,650)	(994,776)
Issuance of common stock	29,040	1,203,981	471,358
Acquisition of noncontrolling interests	—	(195,000)	—
Other, net	(58,790)	(2,481)	(13,836)
Cash provided by (used in) financing activities	1,830,962	(97,049)	(959,461)
Change in cash and cash equivalents	8,983	(25,218)	(211,682)
Cash and cash equivalents at beginning of period	11,975	37,193	248,875
Cash and cash equivalents at end of period	$20,958	$11,975	$37,193
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$435,165	$418,244	$432,210
Cash paid for income taxes, net of refunds	$2,690	$2,225	$6,633
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2017	245,811,180	—	$2,458	$—	$1,234,314
Cumulative effect adjustment for adoption of ASU 2016-09 (a)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Preferred stock issued	—	20,000	—	—	20,000
Preferred stock dividends - $38.35 per share (Note G)	—		—	—	(767)
Common stock issued	8,434,223	—	85	—	456,537
Common stock dividends - $2.72 per share (Note G)	—	—	—	—	(367,578)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests (Note G)	168,920,831	—	1,689	—	5,228,580
Other, net	—	—	—	—	17,792
December 31, 2017	423,166,234	20,000	4,232	—	6,588,878
Cumulative effect adjustment for adoption of ASUs (b)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	21,850,000	—	218	—	1,183,321
Common stock dividends - $3.245 per share (Note G)	—	—	—	—	(144,805)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests (Note G)	—	—	—	—	(21,220)
Other, net	—	—	—	—	8,964
December 31, 2018	445,016,234	20,000	4,450	—	7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(7,667)
Common stock dividends - $3.53 per share (Note G)	—	—	—	—	(180,421)
Other, net	—	—	—	—	(23,155)
December 31, 2019	445,016,234	20,000	$4,450	$—	$7,403,895

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$(154,350)	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09 (a)	—	73,368	—	—	73,368
Net income	—	387,841	—	205,678	593,519
Other comprehensive income (loss)	6,108	—	—	31,026	37,134
Preferred stock issued	—	—	—	—	20,000
Preferred stock dividends - $38.35 per share (Note G)	—	—	—	—	(767)
Common stock issued	—	—	16,964	—	473,586
Common stock dividends - $2.72 per share (Note G)	—	(461,209)	—	—	(828,787)
Distributions to noncontrolling interests	—	—	—	(276,260)	(276,260)
Acquisition of noncontrolling interests (Note G)	(40,288)	—	—	(3,043,519)	2,146,462
Other, net	—	—	—	390	18,182
December 31, 2017	(188,530)	—	(876,713)	157,485	5,685,352
Cumulative effect adjustment for adoption of ASUs (b)	(38,101)	39,803	—	17	1,719
Net income	—	1,151,703	—	3,329	1,155,032
Other comprehensive income (loss) (Note H)	38,392	—	—	—	38,392
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	—	(1,100)
Common stock issued	—	—	24,907	—	1,208,446
Common stock dividends - $3.245 per share (Note G)	—	(1,190,406)	—	—	(1,335,211)
Distributions to noncontrolling interests	—	—	—	(3,500)	(3,500)
Contributions from noncontrolling interests	—	—	—	16,449	16,449
Acquisition of noncontrolling interests (Note G)	—	—	—	(173,780)	(195,000)
Other, net	—	—	—	—	8,964
December 31, 2018	(188,239)	—	(851,806)	—	6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02 (Note A)	—	(67)	—	—	(67)
Net income	—	1,278,577	—	—	1,278,577
Other comprehensive income (loss) (Note H)	(185,761)	—	—	—	(185,761)
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	—	(1,100)
Common stock issued	—	—	43,412	—	35,745
Common stock dividends - $3.53 per share (Note G)	—	(1,277,410)	—	—	(1,457,831)
Other, net	—	—	—	—	(23,155)
December 31, 2019	$(374,000)	$—	$(808,394)	$—	$6,225,951
(a) - Includes adjustment increasing beginning retained earnings in the first quarter 2017 of $73.4 million to recognize previously unrecognized cumulative excess tax benefits related to share-based payments on a modified retrospective basis.
(b) - Includes cumulative effect for adoption of the following: ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”; ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”; and ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a corporation incorporated under the laws of the state of Oklahoma.

Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are delivered through NGL pipelines to fractionation facilities for further processing.

Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated NGL distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois.

Our Natural Gas Pipelines segment provides interstate and intrastate transportation and storage services to end users through its wholly owned assets and its 50% ownership interests in Northern Border Pipeline and Roadrunner. Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Kansas and Texas. Our assets connect major natural gas producing basins and market hubs with end-use customers.

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

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, provisions for uncollectible accounts receivable, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month and recorded with actual volumes and prices.

We evaluate our estimates on an ongoing basis using historical experience, consultation with experts and other methods we consider reasonable based on the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known.

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

Many of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists. Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at December 31, 2019, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Performance Obligations and Revenue Sources - Revenues sources are disaggregated in Note Q and are derived from commodity sales and services revenues, as described below:

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

See Note P for our revenue disclosures.

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates. Our contract liabilities primarily represent deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract periods, which range from 5 to 10 years, and deferred revenue on NGL storage contracts for which revenue is recognized over a one-year term.

Cost of Sales and Fuel - Cost of sales and fuel primarily includes (i) the cost of purchased commodities, including NGLs, natural gas and condensate, (ii) fees incurred for third-party transportation, fractionation and storage of commodities, (iii) fuel and power costs incurred to operate our own facilities that gather, process, transport and store commodities, and (iv) an offset from the contractual fees deducted from the cost of purchased commodities under the contract types below:

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2019 and 2018, our allowance for doubtful accounts was not material.

Update - Upon adoption of ASU 2016-13 in January 2020, we are required to present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. This assessment is based on historical information, current conditions and supportable forecasts. See “Recently Issued Accounting Standards Update” table below for more information.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or net realizable value. Noncurrent natural gas and NGLs are classified as property and valued at cost. Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver NGL products back to the customer and charge them gathering, transportation and fractionation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are generally settled with movements of NGL products rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. For our regulated assets, these depreciation studies are completed as a part of our rate proceedings or tariff filings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are approved. For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2019, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

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

Update - Upon adoption of ASU 2017-04 in January 2020, the requirement to calculate the implied fair value of goodwill under the two-step impairment test was eliminated. See “Recently Issued Accounting Standards Update” table below for more information.

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

Regulation - Depending on the specific service provided, our natural gas transmission pipelines, NGL pipelines and certain natural gas storage facilities are subject to rate regulation and/or accounting requirements by one or more of the FERC, OCC, KCC and RRC. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. In our Consolidated Financial Statements and our Notes to Consolidated Financial Statements, regulated operations are defined pursuant to Financial Accounting Standards Board’s (FASB) ASC 980, Regulated Operations. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amounts we may charge our customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer (i) established by independent, third-party regulators and (ii) set at levels that will recover our costs when considering the demand and competition for our services.

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

See Note K for our retirement and other postretirement employee benefits disclosures.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. During 2019, 2018 and 2017, we had no uncertain tax positions that required the establishment of a material reserve.

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

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain of our natural gas gathering and processing, NGL and natural gas pipeline facilities are subject to agreements or regulations that give rise to our asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets, primarily certain pipeline assets, because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and NGLs exist. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of NGLs by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2019, 2018 and 2017. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

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

See Note Q for our segments disclosures.

Reclassifications - Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs previously issued or listed below. The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted as of December 31, 2019
ASU 2016-02, “Leases (Topic 842)”
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
First quarter 2019
We adopted this standard on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. On January 1, 2019, we recorded an immaterial cumulative effect for the adoption of the new standard and recorded $17.5 million of right-of-use assets and $17.4 million of lease liabilities related to operating leases that were not previously recorded on our Consolidated Balance Sheets. Our finance lease assets and liabilities at January 1, 2019, of $28.1 million and $28.0 million, respectively, did not change as a result of adopting this standard. See Note O for additional disclosures.

ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”	The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.	First quarter 2019	The impact of adopting this standard was not material.
Standards that are not yet adopted as of December 31, 2019
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.
		First quarter 2020	We adopted this standard in January 2020, and the impact of adopting this standard was not material.
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
		First quarter 2020	We adopted this standard in January 2020, and the impact of adopting this standard was not material.
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”	The standard simplifies certain concepts in Topic 740, Income Taxes.	First quarter 2021	We do not expect the adoption of this standard to materially impact us.

B.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2019
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$10,892	$—	$55,557	$66,449	$(28,588)	$37,861
Interest-rate contracts	—	581	—	581	—	581
Total derivative assets	$10,892	$581	$55,557	$67,030	$(28,588)	$38,442

Derivative liabilities
Commodity contracts
Financial contracts	$(4,811)	$—	$(24,785)	$(29,596)	$28,588	$(1,008)
Interest-rate contracts	—	(201,941)	—	(201,941)	—	(201,941)
Total derivative liabilities	$(4,811)	$(201,941)	$(24,785)	$(231,537)	$28,588	$(202,949)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2019, we held no cash and posted $8.8 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2018, we held no cash and posted $0.8 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended
	December 31,
Derivative Assets (Liabilities)	2019	2018
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$40,484	$(32,838)
Total changes in fair value:
Gains (losses) included in net income (a)	—	(140)
Settlements included in net income (a)	(40,344)	29,141
New Level 3 derivatives included in other comprehensive income (loss) (b)	30,627	37,106
Unrealized change included in other comprehensive income (loss) (b)	5	7,215
Net assets (liabilities) at end of period	$30,772	$40,484

(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $13.8 billion and $9.6 billion at December 31, 2019 and 2018, respectively. The book value of our consolidated long-term debt, including current maturities, was $12.5 billion and $9.4 billion at December 31, 2019 and 2018, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate pipelines consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At December 31, 2019 and 2018, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2019, we entered into $625 million of forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. We also settled $1.8 billion of our forward-starting interest-rate swaps related to our underwritten public offering of $1.25 billion senior unsecured notes in March 2019 and $2.0 billion senior unsecured notes in August 2019.

At December 31, 2019 and 2018, we had forward-starting interest-rate swaps with notional amounts totaling $1.8 billion and $3.0 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019 and 2018, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - All derivatives measured at fair value at December 31, 2019 and 2018, were designated as hedging instruments. See Note B for a discussion of the inputs associated with our fair value measurements.
The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		December 31, 2019		December 31, 2018
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets	$64,858	$(26,997)	$78,891	$(31,793)
	Other assets/other deferred credits	1,591	(2,599)	1,086	(946)
Physical contracts	Other current assets	—	—	1,142	—
Interest-rate contracts	Other current assets/other current liabilities	—	(90,161)	19,005	(15,012)
	Other assets/other deferred credits	581	(111,780)	—	(84,248)
Total derivatives designated as hedging instruments		$67,030	$(231,537)	$100,124	$(131,999)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2019		December 31, 2018
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(59.0)	—	(29.9)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	7.9	(17.4)	6.5	(13.8)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(59.0)	—	(29.9)
Interest-rate contracts (Billions of dollars)	Swaps	$3.1	$—	$4.3	$—

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

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Commodity contracts	$38,819	$53,217	$(40,577)
Interest-rate contracts	(230,771)	(60,584)	163
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(191,952)	$(7,367)	$(40,414)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2019	2018	2017
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues/cost of sales and fuel	$50,345	$(29,596)	$(69,561)
Interest-rate contracts	Interest expense	(23,230)	(18,287)	(21,025)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$27,115	$(47,883)	$(90,586)

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at December 31, 2019.

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

At December 31, 2019, the net credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2019	December 31, 2018
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$4,316,936	$3,851,043
Processing and fractionation and related equipment	3 to 40	4,439,332	4,171,072
Storage and related equipment	3 to 54	684,635	656,455
Transmission pipelines and related equipment	5 to 54	797,678	782,258
General plant and other	2 to 60	610,013	547,424
Construction work in process	—	1,645,663	797,182
Regulated
Storage and related equipment	5 to 25	9,180	8,987
Natural gas transmission pipelines and related equipment	5 to 77	1,552,546	1,475,789
NGL transmission pipelines and related equipment	5 to 88	6,126,056	4,677,599
General plant and other	2 to 50	66,507	61,136
Construction work in process	—	1,802,946	1,002,018
Property, plant and equipment		22,051,492	18,030,963
Accumulated depreciation and amortization - nonregulated		(2,471,649)	(2,168,855)
Accumulated depreciation and amortization - regulated		(1,231,158)	(1,095,457)
Net property, plant and equipment		$18,348,685	$14,766,651

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Natural Gas Liquids	2.0%	1.9%	1.9%
Natural Gas Pipelines	2.1%	2.1%	2.1%

We incurred costs for construction work in process that had not been paid at December 31, 2019, 2018 and 2017, of $544.8 million, $388.3 million and $92.4 million, respectively. Such amounts are not included in capital expenditures (less AFUDC and capitalized interest) on the Consolidated Statements of Cash Flows.

Impairment Charges - In 2017, following a review of nonstrategic assets for potential divestiture, we recorded $16.0 million of noncash impairment charges related to certain nonstrategic gathering and processing assets located in North Dakota.

E.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2019	December 31, 2018
	(Thousands of dollars)
Natural Gas Gathering and Processing	$153,404	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,479
Total goodwill	$680,996	$681,100

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over periods of 15 to 40 years. Amortization expense for intangible assets was $11.9 million in 2019, 2018 and 2017, and the aggregate amortization expense for each of the next five years is estimated to be $11.9 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31, 2019	December 31, 2018
	(Thousands of dollars)
Gross intangible assets	$414,345	$411,650
Accumulated amortization	(137,508)	(125,608)
Net intangible assets	$276,837	$286,042

F.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	December 31, 2019	December 31, 2018
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.16% as of December 31, 2019	$220,000	$—
Senior unsecured obligations:
$500,000 at 8.625% due March 2019	—	500,000
$300,000 at 3.8% due March 2020	—	300,000
$1,500,000 term loan, rate of 2.70% and 3.63% as of December 31, 2019 and 2018, respectively, due November 2021	1,250,000	550,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375 % due October 2022	900,000	900,000
$425,000 at 5.0 % due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	—
$500,000 at 4.9 % due March 2025	500,000	500,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	—
$750,000 at 3.4% due September 2029	750,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	700,000	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	450,000
$750,000 at 4.45% due September 2049	750,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	21,307	28,957
Total debt	12,813,704	9,451,354
Unamortized portion of terminated swaps	15,032	16,750
Unamortized debt issuance costs and discounts	(121,329)	(87,120)
Current maturities of long-term debt	(7,650)	(507,650)
Short-term borrowings (a)	(220,000)	—
Long-term debt	$12,479,757	$8,873,334

(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - In May 2019, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2024. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at December 31, 2019. If we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the following two quarters. Thereafter, the covenant will decrease to 5.0 to 1.

Our $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of our $2.5 Billion Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. Our $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. At December 31, 2019, our ratio of indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

At December 31, 2019 and 2018, we had letters of credit issued totaling $4.7 million and $1.4 million, respectively, and no borrowings outstanding under our $2.5 Billion Credit Agreement.

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

In November 2018, we entered into our $1.5 Billion Term Loan Agreement with a syndicate of banks, which was fully drawn as of June 30, 2019. We repaid $250 million of our outstanding balance in August 2019 and have $1.25 billion drawn as of December 31, 2019. Our $1.5 Billion Term Loan Agreement matures in November 2021 and bears interest at LIBOR plus 112.5 basis points based on our current credit ratings. The agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. Our $1.5 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $2.5 Billion Credit Agreement. The proceeds were used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

In July 2018, we completed an underwritten public offering of $1.25 billion senior unsecured notes consisting of $800 million, 4.55% senior notes due 2028 and $450 million, 5.2% senior notes due 2048. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.23 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

In July 2017, we completed an underwritten public offering of $1.2 billion senior unsecured notes consisting of $500 million, 4.0% senior notes due 2027, and $700 million, 4.95% senior notes due 2047. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.2 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

Repayments - In September 2019, we redeemed our $300 million, 3.8% senior notes due March 2020 at a redemption price of $308.0 million, including the outstanding principal, plus accrued and unpaid interest, with cash on hand from our public offering of $2.0 billion senior unsecured notes in August 2019. In connection with this early redemption, we incurred a $2.7 million loss on extinguishment of debt, which is included in other expense in our Consolidated Statements of Income for the year ended December 31, 2019.

In August 2019, we repaid $250 million of our $1.5 Billion Term Loan agreement with cash on hand.

In March 2019, we repaid our $500 million, 8.625% senior notes at maturity with a combination of cash on hand and short-term borrowings.

In 2018, we repaid our $425 million, 3.2% senior notes due September 2018 with cash on hand and the remaining $500 million of the ONEOK Partners Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings.

In 2017, we repaid ONEOK Partners’ $400 million, 2.0% senior notes due in October 2017 and repaid $500 million of the ONEOK Partners Term Loan Agreement due 2019 with a combination of cash on hand and short-term borrowings and redeemed our 6.5% senior notes due 2028 at a redemption price of $87.0 million with cash on hand.

The aggregate maturities of long-term debt outstanding as of December 31, 2019, for the years 2020 through 2024 are shown below:

	Senior Unsecured Obligations	Guardian Pipeline	Total
	(Millions of dollars)
2020	$—	$7.7	$7.7
2021	$1,250.0	$7.7	$1,257.7
2022	$1,447.4	$5.9	$1,453.3
2023	$925.0	$—	$925.0
2024	$500.0	$—	$500.0

Covenants - Our senior notes are governed by indentures containing covenants, including among other provisions, limitations on our ability to place liens on our property or assets and to sell and leaseback our property. The indentures governing our 6.875% senior notes due 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the remainder of our senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25% in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full. The indenture for the 7.5% notes due 2023 also contains a provision that allows the holders of the notes to require ONEOK to offer to repurchase all or any part of their notes if a change of control and a credit rating downgrade occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any.

We may redeem our senior notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem the balance of our senior notes due 2022, 2023, 2024, 2025, 2027, 2028 (4.55%), 2029, 2041, 2043, 2047, 2048 and 2049 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one to six months before the maturity date as stipulated in the respective contract terms. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2019, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

Debt Guarantees - ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

G.	EQUITY

Noncontrolling Interests - As a result of the Merger Transaction in 2017, we and our subsidiaries own 100% of ONEOK Partners. The earnings of ONEOK Partners that are attributed to its units held by the public until June 30, 2017, are reported as “Net income attributable to noncontrolling interest” in our accompanying Consolidated Statements of Income. ONEOK Partners’ cash distributions paid prior to the Merger Transaction are reported as “Distributions to noncontrolling interests” in our accompanying Consolidated Statements of Changes in Equity.

In July 2018, we acquired the remaining 20% interest in WTLPG for $195 million with cash on hand. We are now the sole owner of the West Texas LPG pipeline system.

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

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. No shares were sold through our “at-the-market” equity program in 2019 or 2018.

During the year ended December 31, 2017, we sold 8.4 million shares of common stock through our “at-the-market” equity program that resulted in net proceeds of $448.3 million. The net proceeds from these issuances were used for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid totaled $1.5 billion, $1.3 billion and $829.4 million for 2019, 2018 and 2017, respectively. In addition to the increase in dividends paid per share outlined in the table below, dividends paid increased due to the increase in number of shares outstanding as a result of the closing of the Merger Transaction and our equity issuances. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2019	2018	2017
First Quarter	$0.860	$0.770	$0.615
Second Quarter	0.865	0.795	0.615
Third Quarter	0.890	0.825	0.745
Fourth Quarter	0.915	0.855	0.745
Total	$3.53	$3.245	$2.72

Additionally, in February 2020, we paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which was paid to shareholders of record as of January 27, 2020.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $1.1 million in both 2019 and 2018 and $0.6 million in 2017. We paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock in February 2020.

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2018	$(81,915)	$(105,411)	$(1,204)	$(188,530)
Beginning balance adjustments (c)	3,078	(805)	(2,273)	—
Other comprehensive income (loss) before reclassifications	(5,673)	(8,116)	2,396	(11,393)
Amounts reclassified to net income	36,870	12,887	28	49,785
Other comprehensive income (loss) attributable to ONEOK	31,197	4,771	2,424	38,392
Impact of adoption of ASU 2018-02 (d)	(17,020)	(20,340)	(741)	(38,101)
December 31, 2018	(64,660)	(121,785)	(1,794)	(188,239)
Other comprehensive loss before reclassifications	(147,803)	(19,490)	(7,275)	(174,568)
Amounts reclassified to net income	(21,057)	9,794	70	(11,193)
Other comprehensive income (loss)	(168,860)	(9,696)	(7,205)	(185,761)
December 31, 2019	$(233,520)	$(131,481)	$(8,999)	$(374,000)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.
(c) Reclassifications were made between categories to conform to current presentation.
(d) We elected to adopt this guidance in the first quarter 2018, which allows a reclassification from accumulated other comprehensive income/loss to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. After adopting and applying this guidance, our accumulated other comprehensive loss balance does not include stranded taxes resulting from the Tax Cuts and Jobs Act.

The following table sets forth information about the balance of accumulated other comprehensive loss at December 31, 2019, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 24 months (b)	$28,119
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(106,592)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(155,047)
Accumulated other comprehensive loss at December 31, 2019	$(233,520)
(a) - All amounts are presented net of tax.
(b) - Based on December 31, 2019, commodity prices, we will realize $28.9 million in net gains, net of tax, over the next 12 months and $0.8 million in net loss, net of tax, thereafter.
(c) - Losses of $20.3 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss to net income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Years Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2019	2018	2017
	(Thousands of dollars)
Risk-management assets/liabilities
Commodity contracts	$50,345	$(29,596)	$(69,561)	Commodity sales revenues/ cost of sales and fuel
Interest-rate contracts	(23,230)	(18,287)	(21,025)	Interest expense
	27,115	(47,883)	(90,586)	Income before income taxes
	(6,058)	11,013	26,899	Income taxes
	21,057	(36,870)	(63,687)	Net income
Noncontrolling interests	—	—	(18,146)	Less: Net income attributable noncontrolling interests
	$21,057	$(36,870)	$(45,541)	Net income attributable to ONEOK

Retirement and other postretirement benefit plan obligations (a)
Amortization of net loss	$(12,946)	$(18,398)	$(15,265)	Other income (expense)
Amortization of unrecognized prior service credit	227	1,662	1,662	Other income (expense)
	(12,719)	(16,736)	(13,603)	Income before income taxes
	2,925	3,849	5,441	Income taxes
	$(9,794)	$(12,887)	$(8,162)	Net income attributable to ONEOK

Risk-management assets/liabilities of unconsolidated affiliates
Interest-rate contracts	$(91)	$(36)	$(367)	Equity in net earnings from investments
	21	8	97	Income taxes
	(70)	(28)	(270)	Net income
Noncontrolling interests	—	—	(106)	Less: Net income attributable to noncontrolling interests
	$(70)	$(28)	$(164)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$11,193	$(49,785)	$(53,867)	Net income attributable to ONEOK

(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note K for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,277,477	413,560	$3.09
Diluted EPS
Effect of dilutive securities	—	1,884
Net income available for common stock and common stock equivalents	$1,277,477	415,444	$3.07

	Year Ended December 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,150,603	411,485	$2.80
Diluted EPS
Effect of dilutive securities	—	2,710
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,150,603	414,195	$2.78

	Year Ended December 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$387,074	297,477	$1.30
Diluted EPS
Effect of dilutive securities	—	2,303
Net income attributable to ONEOK available for common stock and common stock equivalents	$387,074	299,780	$1.29

J.	SHARE-BASED PAYMENTS

The ONEOK, Inc. Equity Compensation Plan (ECP) and the ONEOK, Inc. Long-Term Incentive Plan (LTIP) historically provided for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. The ECP was terminated immediately following the issuance of new awards in February 2018. The awards issued prior to the termination remain subject to the terms of the ECP and the applicable award agreement. Similarly, the LTIP was terminated in May 2018, and the awards issued under the LTIP prior to the termination date remain subject to the terms of the LTIP and the applicable award agreement. In May 2018, our shareholders approved the ONEOK, Inc. Equity Incentive Plan (EIP), which has been used for all new equity awards since such date. We have reserved 8.5 million shares of common stock for issuance under the EIP and at December 31, 2019, we had 7.6 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan.

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

Performance Unit Awards - We have granted performance unit awards to key employees that vest at the end of a three-year period. Upon vesting, a holder of outstanding performance units is entitled to receive a number of shares of our common stock equal to a percentage (0% to 200%) of the performance units granted, based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period. Performance unit awards are measured at fair value on the grant date based on a Monte Carlo model and adjusted for estimated forfeitures. Performance stock unit awards granted accrue dividend equivalents in the form of additional performance units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Stock Compensation for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) and the LTIP historically provided for the granting of nonstatutory stock options, stock bonus awards, including performance unit awards and restricted stock awards. The DSCP was terminated in May 2018 and replaced by the EIP. Under the EIP, awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the EIP. The maximum number of shares of common stock and cash-based awards that can be issued to a participant under the EIP during any year is limited to $0.8 million in value as of the grant date. No performance unit awards or restricted stock awards have been made to nonemployee directors under the EIP, LTIP or DSCP. There are no options outstanding under the EIP, LTIP or DSCP.

General

For all awards outstanding, we used a 3% forfeiture rate based on historical forfeitures under our share-based payment plans. We currently use treasury stock to satisfy our share-based payment obligations.

Compensation expense for our share-based payment plans was $46.5 million, $33.2 million and $27.7 million during 2019, 2018 and 2017, respectively, before related tax benefits of $31.7 million, $12.2 million and $11.1 million, respectively.

Restricted Stock Unit Activity

As of December 31, 2019, we had $15.4 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2018	1,025,193	$34.68
Granted	262,399	$58.07
Released to participants	(541,871)	$19.73
Forfeited	(46,731)	$49.61
Nonvested December 31, 2019	698,990	$54.05

	2019	2018	2017
Weighted-average grant date fair value (per share)	$58.07	$46.94	$45.11
Fair value of units granted (thousands of dollars)	$15,238	$13,907	$12,685
Grant date fair value of units vested (thousands of dollars)	$10,691	$9,552	$7,258

Performance Unit Activity

As of December 31, 2019, we had $23.5 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2018	1,243,643	$44.08
Granted	338,427	$68.02
Released to participants	(636,628)	$23.59
Forfeited	(7,621)	$39.54
Nonvested December 31, 2019	937,821	$66.67

	2019	2018	2017
Volatility (a)	27.10%	39.20%	40.59%
Dividend yield	5.05%	5.49%	4.68%
Risk-free interest rate	2.47%	2.44%	1.49%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2019	2018	2017
Weighted-average grant date fair value (per share)	$68.02	$59.57	$56.65
Fair value of units granted (thousands of dollars)	$23,020	$22,081	$17,621
Grant date fair value of units vested (thousands of dollars)	$15,018	$12,545	$8,704

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 62%, 60% and 58% of employees participated in the plan in 2019, 2018 and 2017, respectively. Under the plan, we sold 171,590 shares at $51.24 per share in 2019, 165,877 shares at $45.53 per share in 2018 and 151,803 shares at $44.20 per share in 2017.

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share, and one additional share of common stock when the per-share closing price of our common stock on the NYSE was at or above each one dollar increment above $13. The total number of shares of our common stock available for issuance under this program is 900,000. Shares issued to employees under this program during 2019 and 2018 totaled 14,022 and 2,553, respectively. Compensation expense related to the Employee Stock Award Program was $1.0 million and $0.2 million for 2019 and 2018, respectively. No shares were issued to employees under this program during 2017. As of the date of this report, the next award will be issued when our common stock closes at or above $78.

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

Retirement and Other Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering certain employees and former employees hired prior to January 1, 2005. Employees hired after December 31, 2004, and employees who accepted a one-time opportunity to opt out of our defined benefit pension plan historically were covered by our Profit Sharing Plan, which was merged into our 401(k) Plan as of December 31, 2018. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in our supplemental executive retirement plan have been approved since 2005, and effective January 2014, the plan was formally closed to new participants. We fund our retirement costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

Other Postretirement Benefit Plans - We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to employees hired prior to 2017 who retire with at least five years of full-time service. The postretirement medical plan for pre-Medicare participants is contributory with retiree contributions adjusted periodically and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$466,994	$481,615	$46,840	$57,938
Service cost	7,825	7,339	468	845
Interest cost	20,528	17,659	2,038	2,108
Plan participants’ contributions	—	—	1,142	1,050
Actuarial loss (gain)	55,954	(24,345)	5,101	(10,233)
Benefits paid	(16,452)	(15,274)	(3,280)	(4,868)
Benefit obligation, end of period	534,849	466,994	52,309	46,840

Change in plan assets
Fair value of plan assets, beginning of period	290,684	306,008	30,800	34,133
Actual return on plan assets	58,060	(12,350)	8,087	(998)
Employer contributions	14,500	12,300	2,000	1,100
Plan participants’ contributions	—	—	1,142	1,050
Benefits paid	(16,452)	(15,274)	(2,969)	(4,485)
Fair value of plan assets, end of period	346,792	290,684	39,060	30,800
Balance at December 31	$(188,057)	$(176,310)	$(13,249)	$(16,040)

Current liabilities	$(4,616)	$(4,514)	$—	$—
Noncurrent liabilities	(183,441)	(171,796)	(13,249)	(16,040)
Balance at December 31	$(188,057)	$(176,310)	$(13,249)	$(16,040)

The table above includes the supplemental executive retirement plan obligation. ONEOK has investments included in other assets on the Consolidated Balance Sheets, which totaled $98.9 million and $87.7 million at December 31, 2019 and 2018, respectively, for the purpose of funding the obligation. These assets are not assets of the supplemental executive retirement plan and are excluded from the table above.

The accumulated benefit obligation for our retirement plans was $498.8 million and $434.4 million at December 31, 2019 and 2018, respectively.

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

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$7,825	$7,339	$6,896	$468	$845	$662
Interest cost	20,528	17,659	18,645	2,038	2,108	2,261
Expected return on plan assets	(23,600)	(23,917)	(21,376)	(2,285)	(2,690)	(2,257)
Amortization of prior service credit	—	—	—	(227)	(1,662)	(1,662)
Amortization of net loss	12,649	17,060	13,586	297	1,338	1,679
Net periodic benefit cost	$17,402	$18,141	$17,751	$291	$(61)	$683

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(Thousands of dollars)
Net gain (loss)	$(25,389)	$(16,351)	$(16,572)	$700	$6,545	$(328)
Prior service cost	(601)	—	—	—	—	—
Amortization of prior service credit	—	—	—	(227)	(1,662)	(1,662)
Amortization of net loss	12,649	17,060	13,586	297	1,338	1,679
Deferred income taxes (a)	3,068	(18,928)	(960)	(177)	(2,831)	82
Total recognized in other comprehensive income (loss)	$(10,273)	$(18,219)	$(3,946)	$593	$3,390	$(229)

(a) - Year ended December 31, 2018, includes the impact of adopting ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

The table below sets forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
	(Thousands of dollars)
Prior service credit (cost)	$(601)	$—	$—	$227
Accumulated loss	(172,952)	(160,212)	(4,110)	(5,108)
Accumulated other comprehensive loss	(173,553)	(160,212)	(4,110)	(4,881)
Deferred income taxes	46,354	43,286	1,389	1,567
Accumulated other comprehensive loss, net of tax	$(127,199)	$(116,926)	$(2,721)	$(3,314)

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Discount rate	3.50%	4.50%	3.50%	4.50%
Compensation increase rate	3.70%	3.65%	NA	NA

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Discount rate - retirement plans	4.50%	3.75%	4.50%
Discount rate - other postretirement plans	4.50%	3.75%	4.25%
Expected long-term return on plan assets	7.50%	8.00%	7.75%
Compensation increase rate	3.65%	3.00%	3.10%

We determine our overall expected long-term rate of return on plan assets based on our review of historical returns and economic growth models.

We determine our discount rates annually utilizing portfolios of high quality bonds matched to the estimated benefit cash flows of our retirement and other postretirement benefit plans. Bonds selected to be included in the portfolios are only those rated by S&P or Moody’s as an AA or Aa2 rating or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers and other filtering criteria to remove unsuitable bonds.

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2019	2018
Health care cost-trend rate assumed for next year	7.00%	6.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2022

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment policy for our defined benefit pension plan follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, real estate and hedge funds. The target allocation for the assets of our retirement plan as of December 31, 2019, is as follows:

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

The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$47	$—	$—	$47	$149,985	$150,032
Real estate funds	—	—	—	—	23,885	23,885
Government obligations	—	—	—	—	50,708	50,708
Corporate obligations (b)	—	—	—	—	85,898	85,898
Common/collective trusts	—	3,263	—	3,263	—	3,263
Cash	63	—	—	63	—	63
Other investments (c)	—	—	—	—	32,943	32,943
Fair value of plan assets	$110	$3,263	$—	$3,373	$343,419	$346,792
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
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Other Postretirement Benefits
	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$2,043	$—	$—	$2,043
Money market funds	—	2,428	—	2,428
Insurance and group annuity contracts	—	34,589	—	34,589
Fair value of plan assets	$2,043	$37,017	$—	$39,060
(a) - This category represents securities of the respective market sector from diverse industries.

	Other Postretirement Benefits
	December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,792	$—	$—	$1,792
Money market funds	1	413	—	414
Insurance and group annuity contracts	—	28,594	—	28,594
Fair value of plan assets	$1,793	$29,007	$—	$30,800
(a) - This category represents securities of the respective market sector from diverse industries.

Contributions - During 2019, we made $14.5 million in contributions to our defined benefit pension plan and $2.0 million in contributions to our other postretirement benefit plans. We contributed $12.1 million to our defined benefit pension plan in January 2020 and expect to make $2.0 million in contributions to our other postretirement plans in the remainder of 2020.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pension and other postretirement benefit plans for the period ending December 31, 2019, were $16.5 million and $3.3 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2020 through 2029:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2020	$18,277	$3,422
2021	$19,252	$3,399
2022	$20,202	$3,519
2023	$21,170	$3,454
2024	$22,228	$3,446
2025 through 2029	$123,959	$16,385

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2019, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We historically maintained a profit-sharing plan for all employees hired after December 31, 2004, which was merged into our 401(k) Plan as of December 31, 2018, and ceased to exist as a separate plan. We match 100% of employee 401(k) contributions up to 6% of each participant’s eligible compensation, subject to certain limits, and generally make a quarterly profit sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution. Our contributions made to the plan, including profit-sharing contributions, were $30.4 million, $28 million and $21.1 million in 2019, 2018 and 2017, respectively.

Nonqualified Deferred Compensation Plan - The 2019 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide select employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and provide nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. The NQDC Plan also provides benefits in excess of applicable tax limits for certain participants in the defined benefit pension plan who are not participants in the supplemental executive retirement plan. Our contributions to the plan were not material in 2019, 2018 and 2017.

L.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Current tax expense (benefit)
Federal	$(1,278)	$260	$295
State	963	1,633	1,670
Total current tax expense (benefit)	(315)	1,893	1,965
Deferred tax expense
Federal	327,806	319,551	376,728
State	44,923	41,459	68,589
Total deferred tax expense	372,729	361,010	445,317
Total provision for income taxes	$372,414	$362,903	$447,282

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Income before income taxes	$1,650,991	$1,517,935	$1,040,801
Less: Net income attributable to noncontrolling interests	—	3,329	205,678
Net income attributable to ONEOK before income taxes	1,650,991	1,514,606	835,123
Federal statutory income tax rate	21.0%	21.0%	35.0%
Provision for federal income taxes	346,708	318,067	292,293
State income taxes, net of federal benefit	34,545	38,668	16,197
Deferred tax rate change, inclusive of valuation allowance	11,340	5,552	141,283
Excess tax benefits from share-based compensation	(20,983)	(4,644)	—
Other, net	804	5,260	(2,491)
Income tax provision	$372,414	$362,903	$447,282

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2019	December 31, 2018
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$99,510	$91,587
Federal net operating loss	858,030	420,318
State net operating loss and benefits	171,779	108,004
Derivative instruments	83,710	22,108
Other	12,769	13,378
Total deferred tax assets	1,225,798	655,395
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(94,794)	(73,820)
Net deferred tax assets	1,131,004	581,575
Deferred tax liabilities
Excess of tax over book depreciation	84,631	73,113
Investment in partnerships (a)	1,582,436	728,193
Total deferred tax liabilities	1,667,067	801,306
Net deferred tax assets (liabilities)	$(536,063)	$(219,731)
(a) Due primarily to excess of tax over book depreciation.

In December 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made extensive changes to the U.S. tax laws and included provisions that, beginning in 2018, reduced the U.S. corporate tax rate to 21% from 35%, increased expensing for capital investment, limited the interest deduction, and limited the use of net operating losses to offset future taxable income. We revalued our deferred tax assets and liabilities as required at enactment. At that time, our net deferred tax assets represented expected corporate tax benefits in the future. The reduction in the federal corporate tax rate reduced these benefits, which resulted in a one-time noncash charge to net income through income tax expense of $141.3 million, inclusive of the valuation allowance described below, recorded in the fourth quarter 2017.

Tax benefits related to certain state net operating loss, tax credit carryforwards and charitable contribution carryforwards will begin expiring in 2020. Due to the Tax Cuts and Jobs Act and the impact of increased expensing for capital investment, we believe that it is more likely than not that the tax benefits of certain carryforwards will not be utilized prior to their expirations; therefore, we recorded a valuation allowance of $11.3 million, $5.6 million and $54.1 million through net income related to these tax benefits in 2019, 2018 and 2017, respectively.

M.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2019	December 31, 2018
		(Thousands of dollars)
Northern Border Pipeline	50%	$307,209	$381,623
Overland Pass Pipeline	50%	417,473	429,295
Roadrunner	50%	80,816	93,857
Other	Various	56,346	64,375
Investments in unconsolidated affiliates (a)		$861,844	$969,150

(a) - Equity-method goodwill (Note A) was $38.8 million at December 31, 2019 and 2018.

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Northern Border Pipeline	$68,871	$67,854	$68,153
Overland Pass Pipeline	63,698	65,887	60,067
Roadrunner	26,839	22,993	19,150
Other	(4,867)	1,649	11,908
Equity in net earnings from investments	$154,541	$158,383	$159,278
Impairment of equity investments	$—	$—	$(4,270)

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

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31, 2019	December 31, 2018
	(Thousands of dollars)
Balance Sheet
Current assets	$149,564	$158,723
Property, plant and equipment, net	$2,314,631	$2,413,662
Other noncurrent assets	$13,252	$16,273
Current liabilities	$88,142	$83,057
Long-term debt	$581,327	$480,731
Other noncurrent liabilities	$76,685	$47,826
Accumulated other comprehensive income (loss)	$(28,373)	$2,053
Owners’ equity	$1,759,666	$1,974,991

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Income Statement
Revenues	$634,135	$637,762	$639,102
Operating expenses	$291,210	$276,373	$277,121
Net income	$315,274	$337,694	$347,692

Distributions paid to us (a)	$257,644	$197,285	$196,114

(a) As determined by the Northern Border Pipeline Management Committee, we received an additional distribution of $50.0 million from Northern Border Pipeline during the year ended December 31, 2019.

We incurred expenses in transactions with unconsolidated affiliates of $164.7 million, $153.9 million and $156.1 million for 2019, 2018 and 2017, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at December 31, 2019 and 2018, were $13.5 million and $14.7 million, respectively.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100% of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. In 2019 and 2018, we made no contributions to Northern Border Pipeline. In 2017, we made equity contributions of $83 million to Northern Border Pipeline.

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered rate reductions beginning January 1, 2018, that reduced tariff rates 12.5% by January 2020, compared with previous tariff rates and requires new rates to be established by January 2024. We do not expect the impact of lower tariff rates on Northern Border Pipeline’s earnings and cash distributions to be material to us.

Overland Pass Pipeline - The Overland Pass Pipeline agreement provides that distributions to Overland Pass Pipeline’s members are to be made on a pro rata basis according to each member’s percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline requires the unanimous approval of the Overland Pass Pipeline Company Management Committee. Cash distributions are equal to 100% of available cash as defined in the limited liability company agreement.

Roadrunner - The Roadrunner agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner agreement. Cash distributions are equal to 100% of available cash, as defined in the limited liability company agreement. In 2019, 2018 and 2017, our contributions to Roadrunner were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, were not material.

N.	COMMITMENTS AND CONTINGENCIES

Commitments - Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth our firm transportation and storage contract payments for the periods indicated:

Firm Transportation and Storage Contracts
(Millions of dollars)
2020	$61.6
2021	48.1
2022	40.1
2023	36.4
2024	34.3
Thereafter	177.9
Total	$398.4

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management believes that, based on currently known information, compliance with these laws and regulations will not affect adversely our results of operations, financial condition or cash flows.

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

Other Legal Proceedings - We are a party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not affect adversely our consolidated results of operations, financial position or cash flows.

O.	LEASES

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

Leases - We lease certain buildings, warehouses, office space, pipeline capacity, land and equipment, including pipeline equipment, rail cars, and information technology equipment. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. Our lease agreements do not include any residual value guarantees or material restrictive covenants.

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own an office building and a parking garage and lease excess space in these facilities to affiliates and others. Our consolidated lease income is not material.

The following table sets forth supplemental information about our cash flows:

Year Ended
December 31, 2019
(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,213
Financing cash flows for finance lease	$1,764
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$4,097

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the period indicated:

Leases	Location in our Consolidated Balance Sheet	December 31, 2019
		(Thousands of dollars)
Assets
Operating leases	Other assets	$15,147
Finance lease	Property, plant and equipment	28,286
Finance lease	Accumulated depreciation	(1,320)
Total leased assets		$42,113

Liabilities
Current
Operating leases	Other current liabilities	$1,883
Finance lease	Finance lease liability	1,949
Noncurrent
Operating leases	Other deferred credits	13,509
Finance lease	Finance lease liability	24,296
Total lease liabilities		$41,637

The following table sets forth information about our leases for the period indicated:

		Year Ended December 31, 2019	At December 31, 2019
	Location in our Consolidated Statement of Income	Lease Cost	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate (a)
		(Thousands of dollars)	(Years)
Operating leases	Operations and maintenance	$6,803	10.4	4.58%
Finance lease			8.8	10.00%
Amortization of lease assets	Depreciation and amortization	1,131
Interest on lease liabilities	Interest expense	2,721
Total lease cost		$10,655
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of December 31, 2019:

	Finance Lease	Operating Leases
	(Millions of dollars)
2020	$4.5	$2.5
2021	4.5	2.1
2022	4.5	2.0
2023	4.5	1.9
2024	4.5	1.9
2025 and beyond	17.1	9.2
Total lease payments	39.6	19.6
Less: Interest	13.4	4.2
Present value of lease liabilities	$26.2	$15.4

Our future lease payments presented under the previous accounting standard as of December 31, 2018, are not materially different than those presented above.

As of December 31, 2019, we have entered into an additional operating lease that had not yet commenced with an estimated present value of $75.6 million and a lease term of 10 years, which is excluded from our maturities table above and our lease right-of-use assets and liabilities.

P.	REVENUES

Accounting Policies - See Note A for revenue recognition accounting policies.

Contract Assets and Contract Liabilities - The following tables set forth the changes in our contract asset and contract liability balances for the periods indicated:

Contract Assets	(Millions of dollars)
Balance at January 1, 2018 (a)	$6.4
Amounts invoiced in excess of revenue recognized	(0.9)
Net additions	0.7
Balance at December 31, 2018 (b)	6.2
Amounts invoiced in excess of revenue recognized	(1.7)
Net additions	0.5
Balance at December 31, 2019 (c)	$5.0
(a) - Balance includes $0.9 million of current assets.
(b) - Contract assets of $1.7 million and $4.5 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheet.
(c) - Contract assets of $1.3 million and $3.7 million are included in other current assets and other assets, respectively, in our Consolidated Balance Sheet.

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2018 (a)	$33.3
Revenue recognized included in beginning balance	(19.5)
Net additions	17.9
Balance at December 31, 2018 (b)	31.7
Revenue recognized included in beginning balance	(15.6)
Net additions	41.0
Balance at December 31, 2019 (c)	$57.1
(a) - Balance includes $19.5 million of current liabilities.
(b) - Contract liabilities of $15.6 million and $16.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(c) - Contract liabilities of $22.2 million and $34.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

In 2019, net additions for contract liabilities relate primarily to deferred revenue on contributions in aid of construction received from customers and NGL storage contracts.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2019, and December 31, 2018, relate to customer receivables. Revenues sources are disaggregated in Note Q.

Practical Expedients - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2019, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 24 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2020	$343.5
2021	290.4
2022	214.8
2023	166.4
2024 and beyond	807.2
Total estimated transaction price allocated to unsatisfied performance obligations	$1,822.3

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

For each of the years ended December 31, 2019, 2018 and 2017, we had no single customer from which we received 10% or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,224,378	$7,910,833	$—	$9,135,211
Residue natural gas sales	966,149	—	1,244	967,393
Gathering, processing and exchange services revenue	164,299	414,238	—	578,537
Transportation and storage revenue	—	197,483	466,266	663,749
Other	13,813	9,962	4,477	28,252
Total revenues (c)	2,368,639	8,532,516	471,987	11,373,142
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,302,310)	(6,690,918)	(4,628)	(7,997,856)
Operating costs	(368,352)	(456,892)	(157,230)	(982,474)
Equity in net earnings from investments	(6,292)	65,123	95,710	154,541
Noncash compensation expense and other	10,965	15,936	2,977	29,878
Segment adjusted EBITDA	$702,650	$1,465,765	$408,816	$2,577,231

Depreciation and amortization	$(219,519)	$(196,132)	$(57,250)	$(472,901)
Investments in unconsolidated affiliates	$34,426	$439,393	$388,025	$861,844
Total assets	$6,795,744	$12,551,476	$2,094,072	$21,441,292
Capital expenditures	$926,489	$2,796,604	$99,221	$3,822,314
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.4 billion, of which $1.2 billion related to sales within the segment, and cost of sales and fuel of $496.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $285.3 million and cost of sales and fuel of $20.0 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.2 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$9,135,211	$(1,190,424)	$7,944,787
Residue natural gas sales	967,393	(1,418)	965,975
Gathering, processing and exchange services revenue	578,537	—	578,537
Transportation and storage revenue	663,749	(15,646)	648,103
Other	28,252	(1,287)	26,965
Total revenues (a)	$11,373,142	$(1,208,775)	$10,164,367

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,997,856)	$1,209,816	$(6,788,040)
Operating costs	$(982,474)	$(390)	$(982,864)
Depreciation and amortization	$(472,901)	$(3,634)	$(476,535)
Equity in net earnings from investments	$154,541	$—	$154,541
Investments in unconsolidated affiliates	$861,844	$—	$861,844
Total assets	$21,441,292	$370,829	$21,812,121
Capital expenditures	$3,822,314	$26,035	$3,848,349
(a) - Noncustomer revenue for the year ended December 31, 2019, totaled $139.6 million related primarily to gains from derivatives on commodity contracts.

Year Ended December 31, 2018	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,775,991	$10,319,847	$—	$12,095,838
Residue natural gas sales	1,084,162	—	9,772	1,093,934
Gathering, processing and exchange services revenue	163,194	404,897	—	568,091
Transportation and storage revenue	—	199,018	414,969	613,987
Other	11,230	10,816	6,994	29,040
Total revenues (c)	3,034,577	10,934,578	431,735	14,400,890
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,041,448)	(9,176,813)	(15,984)	(11,234,245)
Operating costs	(368,939)	(394,115)	(144,259)	(907,313)
Equity in net earnings from investments	410	67,126	90,847	158,383
Noncash compensation expense and other	7,007	9,829	3,912	20,748
Segment adjusted EBITDA	$631,607	$1,440,605	$366,251	$2,438,463

Depreciation and amortization	$(196,090)	$(174,007)	$(55,118)	$(425,215)
Investments in unconsolidated affiliates	$42,630	$451,040	$475,480	$969,150
Total assets	$6,078,473	$9,663,640	$2,131,669	$17,873,782
Capital expenditures	$694,611	$1,306,341	$119,185	$2,120,137
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
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.8 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2018	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$12,095,838	$(1,794,342)	$10,301,496
Residue natural gas sales	1,093,934	(2,832)	1,091,102
Gathering, processing and exchange services revenue	568,091	(21)	568,070
Transportation and storage revenue	613,987	(10,550)	603,437
Other	29,040	51	29,091
Total revenues (a)	$14,400,890	$(1,807,694)	$12,593,196

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,234,245)	$1,811,537	$(9,422,708)
Operating costs	$(907,313)	$245	$(907,068)
Depreciation and amortization	$(425,215)	$(3,342)	$(428,557)
Equity in net earnings from investments	$158,383	$—	$158,383
Investments in unconsolidated affiliates	$969,150	$—	$969,150
Total assets	$17,873,782	$357,889	$18,231,671
Capital expenditures	$2,120,137	$21,338	$2,141,475
(a) - Noncustomer revenue for the year ended December 31, 2018, totaled $(16.2) million related primarily to losses from derivatives on commodity contracts.

Year Ended December 31, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,750,655	$10,009,576	$411,490	$12,171,721
Intersegment revenues	1,275,919	616,628	8,442	1,900,989
Total revenues	3,026,574	10,626,204	419,932	14,072,710
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,216,355)	(9,176,494)	(43,424)	(11,436,273)
Operating costs	(307,376)	(358,278)	(125,308)	(790,962)
Equity in net earnings from investments	12,098	59,876	87,304	159,278
Other	3,531	3,631	1,314	8,476
Segment adjusted EBITDA	$518,472	$1,154,939	$339,818	$2,013,229

Depreciation and amortization	$(184,923)	$(167,277)	$(51,025)	$(403,225)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$—	$(20,240)
Investments in unconsolidated affiliates	$55,841	$457,467	$489,848	$1,003,156
Total assets	$5,495,163	$8,782,700	$2,055,020	$16,332,883
Capital expenditures	$284,205	$114,267	$95,564	$494,036
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

Year Ended December 31, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$12,171,721	$2,186	$12,173,907
Intersegment revenues	1,900,989	(1,900,989)	—
Total revenues	$14,072,710	$(1,898,803)	$12,173,907

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,436,273)	$1,898,228	$(9,538,045)
Operating costs	$(790,962)	$(31,748)	$(822,710)
Depreciation and amortization	$(403,225)	$(3,110)	$(406,335)
Impairment of long-lived assets and equity investments	$(20,240)	$—	$(20,240)
Equity in net earnings from investments	$159,278	$—	$159,278
Investments in unconsolidated affiliates	$1,003,156	$—	$1,003,156
Total assets	$16,332,883	$513,054	$16,845,937
Capital expenditures	$494,036	$18,357	$512,393

	Years Ended December 31,
	2019	2018	2017
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$1,278,577	$1,155,032	$593,519
Add:
Interest expense, net of capitalized interest	491,773	469,620	485,658
Depreciation and amortization	476,535	428,557	406,335
Income taxes	372,414	362,903	447,282
Impairment charges	—	—	20,240
Noncash compensation expense	26,699	37,954	13,421
Other corporate costs and noncash items (a)	(68,767)	(15,603)	46,774
Total segment adjusted EBITDA	$2,577,231	$2,438,463	$2,013,229
(a) - The year ended December 31, 2019, includes higher equity AFUDC related to our capital-growth projects compared with 2018 and 2017. The year ended December 31, 2017, includes our April 2017 $20.0 million contribution of Series E Preferred Stock to the Foundation and costs related to the Merger Transaction of $30.0 million.

R.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share amounts)
Total revenues	$2,779,958	$2,457,575	$2,263,228	$2,663,606
Operating income	$468,742	$476,146	$482,151	$487,314
Net income	$337,208	$311,963	$309,155	$320,251
Net income available to common shareholders	$336,933	$311,688	$308,880	$319,976
Earnings per share total
Basic	$0.82	$0.75	$0.75	$0.77
Diluted	$0.81	$0.75	$0.74	$0.77

Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Thousands of dollars except per share amounts)
Total revenues	$3,102,077	$2,960,529	$3,393,890	$3,136,700
Operating income	$419,699	$448,366	$495,534	$471,865
Net income	$266,049	$282,179	$313,916	$292,888
Net income available to common shareholders	$264,233	$280,773	$312,984	$292,613
Earnings per share total
Basic	$0.65	$0.68	$0.76	$0.71
Diluted	$0.64	$0.68	$0.75	$0.70

S.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

ONEOK and ONEOK Partners are issuers of certain public debt securities. We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for the indebtedness of ONEOK and ONEOK Partners. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, as well as a 50% interest in Northern Border Pipeline. In lieu of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X. We have presented each of the parent and subsidiary issuers in separate columns in this single set of condensed consolidating financial statements.

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

Condensed Consolidating Statements of Income

	Year Ended December 31, 2019
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$8,916.1	$—	$8,916.1
Services	—	—	—	1,250.4	(2.1)	1,248.3
Total revenues	—	—	—	10,166.5	(2.1)	10,164.4
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	6,788.0	—	6,788.0
Operating expenses	—	—	—	1,461.5	(2.1)	1,459.4
(Gain) loss on sale of assets	—	—	2.7	(0.1)	—	2.6
Operating income	—	—	(2.7)	1,917.1	—	1,914.4
Equity in net earnings from investments	1,898.7	1,906.2	1,908.9	116.3	(5,675.6)	154.5
Other income (expense), net	34.4	305.7	308.3	42.1	(616.6)	73.9
Interest expense, net	(287.4)	(308.3)	(308.3)	(204.4)	616.6	(491.8)
Income before income taxes	1,645.7	1,903.6	1,906.2	1,871.1	(5,675.6)	1,651.0
Income taxes	(367.1)	—	—	(5.3)	—	(372.4)
Net income	1,278.6	1,903.6	1,906.2	1,865.8	(5,675.6)	1,278.6
Less: Preferred stock dividends	1.1	—	—	—	—	1.1
Net income available to common shareholders	$1,277.5	$1,903.6	$1,906.2	$1,865.8	$(5,675.6)	$1,277.5

Net income	$1,278.6	$1,903.6	$1,906.2	$1,865.8	$(5,675.6)	$1,278.6
Other comprehensive income (loss), net of tax	(183.8)	(2.6)	(20.9)	(20.5)	42.0	(185.8)
Comprehensive income	$1,094.8	$1,901.0	$1,885.3	$1,845.3	$(5,633.6)	$1,092.8

	Year Ended December 31, 2018
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$11,395.6	$—	$11,395.6
Services	—	—	—	1,199.7	(2.1)	1,197.6
Total revenues	—	—	—	12,595.3	(2.1)	12,593.2
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	9,422.7	—	9,422.7
Operating expenses	(0.6)	—	—	1,338.3	(2.1)	1,335.6
Gain on sale of assets	—	—	—	(0.6)	—	(0.6)
Operating income	0.6	—	—	1,834.9	—	1,835.5
Equity in net earnings from investments	1,655.6	1,660.5	1,660.5	116.3	(4,934.5)	158.4
Other income (expense), net	29.6	315.1	315.1	(36.0)	(630.2)	(6.4)
Interest expense, net	(179.4)	(315.1)	(315.1)	(290.2)	630.2	(469.6)
Income before income taxes	1,506.4	1,660.5	1,660.5	1,625.0	(4,934.5)	1,517.9
Income taxes	(354.7)	—	—	(8.2)	—	(362.9)
Net income	1,151.7	1,660.5	1,660.5	1,616.8	(4,934.5)	1,155.0
Less: Net income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Net income attributable to ONEOK	1,151.7	1,660.5	1,660.5	1,613.5	(4,934.5)	1,151.7
Less: Preferred stock dividends	1.1	—	—	—	—	1.1
Net income available to common shareholders	$1,150.6	$1,660.5	$1,660.5	$1,613.5	$(4,934.5)	$1,150.6

Net income	$1,151.7	$1,660.5	$1,660.5	$1,616.8	$(4,934.5)	$1,155.0
Other comprehensive income (loss), net of tax	(39.5)	101.1	85.9	62.6	(171.7)	38.4
Comprehensive income	1,112.2	1,761.6	1,746.4	1,679.4	(5,106.2)	1,193.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Comprehensive income attributable to ONEOK	$1,112.2	$1,761.6	$1,746.4	$1,676.1	$(5,106.2)	$1,190.1

	Year Ended December 31, 2017
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$9,862.7	$—	$9,862.7
Services	—	—	—	2,313.2	(2.0)	2,311.2
Total revenues	—	—	—	12,175.9	(2.0)	12,173.9
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	9,538.0	—	9,538.0
Operating expenses	17.8	—	9.2	1,204.0	(2.0)	1,229.0
Impairment of long-lived assets	—	—	—	16.0	—	16.0
Gain on sale of assets	—	—	—	(0.9)	—	(0.9)
Operating income	(17.8)	—	(9.2)	1,418.8	—	1,391.8
Equity in net earnings from investments	1,236.6	1,215.7	1,224.9	100.7	(3,618.6)	159.3
Impairment of equity investments	—	—	—	(4.3)	—	(4.3)
Other income (expense), net	(12.3)	353.1	353.1	(8.0)	(706.2)	(20.3)
Interest expense, net	(137.1)	(353.1)	(353.1)	(348.6)	706.2	(485.7)
Income before income taxes	1,069.4	1,215.7	1,215.7	1,158.6	(3,618.6)	1,040.8
Income taxes	(480.2)	—	—	32.9	—	(447.3)
Net income	589.2	1,215.7	1,215.7	1,191.5	(3,618.6)	593.5
Less: Net income attributable to noncontrolling interests	201.4	—	—	4.3	—	205.7
Net income attributable to ONEOK	387.8	1,215.7	1,215.7	1,187.2	(3,618.6)	387.8
Less: Preferred stock dividends	0.8	—	—	—	—	0.8
Net income available to common shareholders	$387.0	$1,215.7	$1,215.7	$1,187.2	$(3,618.6)	$387.0

Net income	$589.2	$1,215.7	$1,215.7	$1,191.5	$(3,618.6)	$593.5
Other comprehensive income (loss), net of tax	17.4	13.2	27.9	34.5	(55.9)	37.1
Comprehensive income	606.6	1,228.9	1,243.6	1,226.0	(3,674.5)	630.6
Less: Comprehensive income attributable to noncontrolling interests	232.4	—	—	4.3	—	236.7
Comprehensive income attributable to ONEOK	$374.2	$1,228.9	$1,243.6	$1,221.7	$(3,674.5)	$393.9

Condensed Consolidating Balance Sheets

	December 31, 2019
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$21.0	$—	$—	$—	$—	$21.0
Accounts receivable, net	—	—	—	835.1	—	835.1
Materials and supplies	—	—	—	201.7	—	201.7
Natural gas and NGLs in storage	—	—	—	304.9	—	304.9
Other current assets	12.4	—	—	95.2	—	107.6
Total current assets	33.4	—	—	1,436.9	—	1,470.3
Property, plant and equipment
Property, plant and equipment	166.6	—	—	21,884.9	—	22,051.5
Accumulated depreciation and amortization	99.5	—	—	3,603.3	—	3,702.8
Net property, plant and equipment	67.1	—	—	18,281.6	—	18,348.7
Investments and other assets
Investments	6,732.6	4,101.4	11,466.3	769.9	(22,208.4)	861.8
Intercompany notes receivable	8,950.9	6,903.2	—	—	(15,854.1)	—
Other assets	139.9	—	—	992.1	(0.7)	1,131.3
Total investments and other assets	15,823.4	11,004.6	11,466.3	1,762.0	(38,063.2)	1,993.1
Total assets	$15,923.9	$11,004.6	$11,466.3	$21,480.5	$(38,063.2)	$21,812.1
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$7.7	$—	$7.7
Short-term borrowings	220.0	—	—	—	—	220.0
Accounts payable	23.8	—	—	1,186.1	—	1,209.9
Other current liabilities	243.8	63.3	—	275.6	—	582.7
Total current liabilities	487.6	63.3	—	1,469.4	—	2,020.3

Intercompany payables	—	—	7,364.9	8,489.2	(15,854.1)	—

Long-term debt, excluding current maturities	8,421.1	4,045.1	—	13.5	—	12,479.7

Deferred credits and other liabilities
Deferred income taxes	417.1	—	—	119.7	(0.7)	536.1
Other deferred credits	372.1	—	—	177.9	—	550.0
Total deferred credits and other liabilities	789.2	—	—	297.6	(0.7)	1,086.1

Commitments and contingencies

Equity	6,226.0	6,896.2	4,101.4	11,210.8	(22,208.4)	6,226.0
Total liabilities and equity	$15,923.9	$11,004.6	$11,466.3	$21,480.5	$(38,063.2)	$21,812.1

	December 31, 2018
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$12.0	$—	$—	$—	$—	$12.0
Accounts receivable, net	—	—	—	819.0	—	819.0
Materials and supplies	—	—	—	141.2	—	141.2
Natural gas and NGLs in storage	—	—	—	296.7	—	296.7
Other current assets	29.1	—	—	100.6	—	129.7
Total current assets	41.1	—	—	1,357.5	—	1,398.6
Property, plant and equipment
Property, plant and equipment	145.5	—	—	17,885.5	—	18,031.0
Accumulated depreciation and amortization	92.0	—	—	3,172.3	—	3,264.3
Net property, plant and equipment	53.5	—	—	14,713.2	—	14,766.7
Investments and other assets
Investments	6,153.5	3,548.1	9,721.6	791.1	(19,245.1)	969.2
Intercompany notes receivable	5,308.6	7,701.5	1,528.0	—	(14,538.1)	—
Other assets	115.9	—	—	982.3	(1.0)	1,097.2
Total investments and other assets	11,578.0	11,249.6	11,249.6	1,773.4	(33,784.2)	2,066.4
Total assets	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$—	$500.0	$—	$7.7	$—	$507.7
Accounts payable	31.3	—	—	1,085.0	—	1,116.3
Other current liabilities	123.2	81.0	—	280.2	—	484.4
Total current liabilities	154.5	581.0	—	1,372.9	—	2,108.4

Intercompany payables	—	—	7,701.5	6,836.6	(14,538.1)	—

Long-term debt, excluding current maturities	4,510.7	4,341.4	—	21.2	—	8,873.3

Deferred credits and other liabilities
Deferred income taxes	112.3	—	—	108.4	(1.0)	219.7
Other deferred credits	315.6	—	—	135.2	—	450.8
Total deferred credits and other liabilities	427.9	—	—	243.6	(1.0)	670.5

Commitments and contingencies

Equity	6,579.5	6,327.2	3,548.1	9,369.8	(19,245.1)	6,579.5
Total liabilities and equity	$11,672.6	$11,249.6	$11,249.6	$17,844.1	$(33,784.2)	$18,231.7

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,010.1	$1,332.9	$68.9	$2,198.9	$(2,664.0)	$1,946.8
Investing activities
Capital expenditures	(25.6)	—	—	(3,822.7)	—	(3,848.3)
Other investing activities	—	—	74.6	4.9	—	79.5
Cash provided by (used in) investing activities	(25.6)	—	74.6	(3,817.8)	—	(3,768.8)
Financing activities
Dividends paid	(1,457.6)	(1,332.0)	(1,332.0)	—	2,664.0	(1,457.6)
Intercompany borrowings (advances), net	(3,618.6)	801.8	1,188.5	1,628.3	—	—
Short-term borrowings, net	220.0	—	—	—	—	220.0
Issuance of long-term debt, net of discounts	4,185.4	—	—	—	—	4,185.4
Repayment of long-term debt	(249.6)	(800.0)	—	(7.7)	—	(1,057.3)
Issuance of common stock	29.0	—	—	—	—	29.0
Other, net	(84.1)	(2.7)	—	(1.7)	—	(88.5)
Cash provided by (used in) financing activities	(975.5)	(1,332.9)	(143.5)	1,618.9	2,664.0	1,831.0
Change in cash and cash equivalents	9.0	—	—	—	—	9.0
Cash and cash equivalents at beginning of period	12.0	—	—	—	—	12.0
Cash and cash equivalents at end of period	$21.0	$—	$—	$—	$—	$21.0

	Year Ended December 31, 2018
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$1,325.1	$1,344.7	$67.9	$2,113.0	$(2,664.0)	$2,186.7
Investing activities
Capital expenditures	(18.8)	—	—	(2,122.7)	—	(2,141.5)
Other investing activities	—	—	15.3	11.3	—	26.6
Cash provided by (used in) investing activities	(18.8)	—	15.3	(2,111.4)	—	(2,114.9)
Financing activities
Dividends paid	(1,335.1)	(1,332.0)	(1,332.0)	—	2,664.0	(1,335.1)
Distributions to noncontrolling interests	—	—	—	(3.5)	—	(3.5)
Intercompany borrowings (advances), net	(2,154.4)	912.3	1,248.8	(6.7)	—	—
Repayment of short-term borrowings, net	(614.7)	—	—	—	—	(614.7)
Issuance of long-term debt, net of discounts	1,795.8	—	—	—	—	1,795.8
Repayment of long-term debt	—	(925.0)	—	(7.7)	—	(932.7)
Issuance of common stock	1,204.0	—	—	—	—	1,204.0
Acquisition of noncontrolling interests	(195.0)	—	—	—	—	(195.0)
Other, net	(32.1)	—	—	16.3	—	(15.8)
Cash used in financing activities	(1,331.5)	(1,344.7)	(83.2)	(1.6)	2,664.0	(97.0)
Change in cash and cash equivalents	(25.2)	—	—	—	—	(25.2)
Cash and cash equivalents at beginning of period	37.2	—	—	—	—	37.2
Cash and cash equivalents at end of period	$12.0	$—	$—	$—	$—	$12.0

	Year Ended December 31, 2017
	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries and Other	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$947.4	$1,348.3	$59.0	$1,353.7	$(2,393.0)	$1,315.4
Investing activities
Capital expenditures	—	—	—	(512.4)	—	(512.4)
Contributions to unconsolidated affiliates	—	—	(83.0)	(4.9)	—	(87.9)
Other investing activities	—	—	14.8	17.9	—	32.7
Cash used in investing activities	—	—	(68.2)	(499.4)	—	(567.6)
Financing activities
Dividends paid	(829.4)	(1,332.0)	(1,332.0)	—	2,664.0	(829.4)
Distributions to noncontrolling interests	—	—	—	(5.3)	(271.0)	(276.3)
Intercompany borrowings (advances), net	(2,500.7)	2,001.2	1,340.8	(841.3)	—	—
Borrowing (repayment) of short-term borrowings, net	614.7	(1,110.3)	—	—	—	(495.6)
Issuance of long-term debt, net of discounts	1,190.5	—	—	—	—	1,190.5
Repayment of long-term debt	(87.1)	(900.0)	—	(7.7)	—	(994.8)
Issuance of common stock	471.4	—	—	—	—	471.4
Other, net	(18.1)	(7.2)	—	—	—	(25.3)
Cash provided by (used in) financing activities	(1,158.7)	(1,348.3)	8.8	(854.3)	2,393.0	(959.5)
Change in cash and cash equivalents	(211.3)	—	(0.4)	—	—	(211.7)
Cash and cash equivalents at beginning of period	248.5	—	0.4	—	—	248.9
Cash and cash equivalents at end of period	$37.2	$—	$—	$—	$—	$37.2

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b) (3)	(c)
Equity compensation plans approved by security holders (1)	2,076,295	$64.33	8,960,329
Equity compensation plans not approved by security holders (2)	350,029	$75.67	—
Total	2,426,324	$65.96	8,960,329
(1) - Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Long-Term Incentive Plan, our former Equity Compensation Plan and our Equity Incentive Plan. For a brief description of the material features of these plans, see Note J of the Notes to Consolidated Financial Statements in this Annual Report. Column (a) includes shares based on 100% of the performance units vesting at the end of the three-year performance period. Column (c) includes 1,211,710, 133,075 and 7,615,544 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Note J of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - Compensation deferred into our common stock under our former Equity Compensation Plan and our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $75.67, which represents the 2019 year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	54-55

(b)	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017	56

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	57

(d)	Consolidated Balance Sheets as of December 31, 2019 and 2018	58-59

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	61

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	62-63

(g)	Notes to Consolidated Financial Statements	64-111

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

4.6
First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee, with respect to the 6.50% Senior Insured Quarterly Notes due 2028 (incorporated by reference from Exhibit 5(a) to ONEOK, Inc.’s Current Report on Form 8-K/A filed October 2, 1998 (File No. 1-13643)).

4.7
Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee, with respect to the 6.875% Debentures due 2028 (incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form 8-K/A filed October 2, 1998 (File No. 1-13643)).

4.8
Third Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.9
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.10
Fourteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.11
Fourth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.00% Senior Notes due 2027 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

4.12
Fifth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.95% Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

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

4.15
Third Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed June 17, 2005 (File No. 1-13643)).

4.16
Tenth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.200% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.17
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.18
Twelfth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.200% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

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

4.21
Third Supplemental Indenture, dated September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.65% Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 26, 2006 (File No. 1-12202)).

4.22
Fourth Supplemental Indenture, dated September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85% Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 28, 2007 (File No. 1-12202)).

4.23
Fifth Supplemental Indenture, dated March 3, 2009, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed March 3, 2009 (File No. 1-12202)).

4.24
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 13, 2012 (File No. 1-12202)).

4.25
Form of Class B unit certificate of ONEOK Partners, L.P. (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Current Report on Form 8-K filed April 12, 2006 (File No. 1-12202)).

4.26
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-12202)).

4.27
Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.28
First Supplemental Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 4.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.29
Second Supplemental Indenture, dated August 21, 2015, between ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 7.50% Notes due 2023 (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 21, 2015 (File No. 1-13643)).

4.30
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.31
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.32
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.33
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.34
Ninth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.35
Tenth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.75% Senior Notes due 2024 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.36
Eleventh Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.40% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.37
Twelfth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.45% Senior Notes due 2049 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.38	Description of securities.

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

10.13
First Amendment and Extension Agreement, dated as of May 24, 2019, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit No. 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 29, 2019 (File No. 1-13643)).

10.14
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006 (File No. 1-12202)).

10.15	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.16
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

10.24
Guaranty Agreement, dated as of November 19, 2018, by ONEOK Partners Intermediate Limited Partnership and ONEOK Partners, L.P. in favor of Mizuho Bank, Ltd., as administrative agent, under the above-referenced Term Loan Agreement (incorporated by reference from Exhibit No. 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed November 21, 2018 (File No. 1-13643)).

10.25	ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.26	ONEOK, Inc. Profit Sharing Plan, dated January 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed December 30, 2004 (File No. 333-121769)).

10.27
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.28
Tax Matters Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc. (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15, 2014 (File No. 1-13643)).

10.29
Transition Services Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc. (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15, 2014 (File No. 1-13643)).

10.30
Employee Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc. (incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15, 2014 (File No. 1-13643)).

10.31
Form of 2019 Restricted Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.54 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.32
Form of 2019 Performance Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.55 to ONEOK Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.33
Form of 2016 Restricted Unit Award Agreement, dated February 17, 2016 (incorporated by reference to Exhibit 10.57 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 23, 2016 (File No. 1-13643)).

10.34
Form of 2016 Performance Unit Award Agreement, dated February 17, 2016 (incorporated by reference to Exhibit 10.58 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 23, 2016 (File No. 1-13643)).

10.35	Form of 2020 Restricted Unit Award Agreement.

10.36	Form of 2020 Performance Unit Award Agreement.

10.37
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 23, 2012 (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-13643)).

10.38	Form of First Amendment to 2019 Performance Unit Award Agreement.

10.39	Form of First Amendment to 2018 Performance Unit Award Agreement.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Balance Sheets at December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 25, 2020	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2020.

/s/ John W. Gibson	/s/ Terry K. Spencer
John W. Gibson	Terry K. Spencer
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Vice President and
Executive Vice President, Strategic	Chief Accounting Officer
Planning and Corporate Affairs

/s/ Brian L. Derksen	/s/ Julie H. Edwards
Brian L. Derksen	Julie H. Edwards
Director	Director

/s/ Mark W. Helderman	/s/ Randall J. Larson
Mark W. Helderman	Randall J. Larson
Director	Director

/s/ Steven J. Malcolm	/s/ Jim W. Mogg
Steven J. Malcolm	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Gary D. Parker
Pattye L. Moore	Gary D. Parker
Director	Director

/s/ Eduardo A. Rodriguez
Eduardo A. Rodriguez
Director