Form 10-Q
period 2020-03-31
ONEOK INC /NEW/
filed 2020-04-29
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020.
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

On April 20, 2020, the Company had 413,907,211 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report, Bylaws, Response to COVID-19 and the written charter of our Audit Committee also are available on our website, and we will provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, posted on our social media accounts, and any corresponding applications, are not incorporated by reference into this report.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
West Texas LPG	West Texas LPG pipeline and Mesquite pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,808,620	$2,472,959
Services	328,052	306,999
Total revenues (Note L)	2,136,672	2,779,958
Cost of sales and fuel (exclusive of items shown separately below)	1,276,928	1,956,377
Operations and maintenance	175,096	207,251
Depreciation and amortization	132,353	114,158
Impairment charges (Note A)	604,024	—
General taxes	31,944	33,490
Gain on sale of assets	(204)	(60)
Operating income (loss)	(83,469)	468,742
Equity in net earnings from investments (Note I)	44,627	43,481
Impairment of equity investments (Note A)	(37,730)	—
Allowance for equity funds used during construction	15,409	12,441
Other income	8,522	9,360
Other expense	(3,995)	(3,462)
Interest expense (net of capitalized interest of $30,875 and $19,192, respectively)	(140,616)	(115,420)
Income (loss) before income taxes	(197,252)	415,142
Income tax (expense) benefit	55,395	(77,934)
Net income (loss)	(141,857)	337,208
Less: Preferred stock dividends	275	275
Net income (loss) available to common shareholders	$(142,132)	$336,933

Basic earnings (loss) per common share (Note G)	$(0.34)	$0.82

Diluted earnings (loss) per common share (Note G)	$(0.34)	$0.81
Average shares (thousands)
Basic	414,282	412,908
Diluted	415,348	415,233
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars)
Net income (loss)	$(141,857)	$337,208
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $31,705 and $20,593, respectively	(106,141)	(68,944)
Derivative amounts reclassified to net income (loss), net of tax of $4,518 and $4,177, respectively	(15,164)	(12,171)
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,064) and $(699), respectively	3,562	2,341
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $2,283 and $750, respectively	(7,643)	(2,511)
Total other comprehensive income (loss), net of tax	(125,386)	(81,285)
Comprehensive income (loss)	$(267,243)	$255,923
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$531,630	$20,958
Accounts receivable, net	497,556	835,121
Materials and supplies	255,071	201,749
NGLs and natural gas in storage	131,041	304,926
Commodity imbalances	13,868	25,267
Other current assets	59,116	82,313
Total current assets	1,488,282	1,470,334
Property, plant and equipment
Property, plant and equipment	22,136,442	22,051,492
Accumulated depreciation and amortization	3,506,950	3,702,807
Net property, plant and equipment	18,629,492	18,348,685
Investments and other assets
Investments in unconsolidated affiliates (Note A)	810,479	861,844
Goodwill and intangible assets (Note A)	781,544	957,833
Other assets	259,643	173,425
Total investments and other assets	1,851,666	1,993,102
Total assets	$21,969,440	$21,812,121

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2020	2019
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$7,650	$7,650
Short-term borrowings (Note D)	—	220,000
Accounts payable	742,369	1,209,900
Commodity imbalances	55,162	104,480
Accrued taxes	61,057	75,422
Accrued interest	121,832	190,750
Operating lease liability (Note K)	13,425	1,883
Other current liabilities	89,897	210,213
Total current liabilities	1,091,392	2,020,298
Long-term debt, excluding current maturities (Note D)	14,146,650	12,479,757
Deferred credits and other liabilities
Deferred income taxes	442,653	536,063
Operating lease liability (Note K)	96,431	13,509
Other deferred credits	631,673	536,543
Total deferred credits and other liabilities	1,170,757	1,086,115
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 445,016,234 shares and outstanding 413,882,720 shares at March 31, 2020; issued 445,016,234 shares and outstanding 413,239,050 shares at December 31, 2019	4,450	4,450
Paid-in capital	6,989,453	7,403,895
Accumulated other comprehensive loss (Note F)	(499,386)	(374,000)
Retained earnings (accumulated deficit)	(141,857)	—
Treasury stock, at cost: 31,133,514 shares at March 31, 2020, and 31,777,184 shares at December 31, 2019	(792,019)	(808,394)
Total equity	5,560,641	6,225,951
Total liabilities and equity	$21,969,440	$21,812,121
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income (loss)	$(141,857)	$337,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,353	114,158
Impairment charges	641,754	—
Equity in net earnings from investments	(44,627)	(43,481)
Distributions received from unconsolidated affiliates	41,577	45,936
Deferred income tax expense (benefit)	(55,949)	75,994
Other, net	(30,380)	(16,144)
Changes in assets and liabilities:
Accounts receivable	334,370	6,089
NGLs and natural gas in storage	173,885	53,444
Accounts payable	(350,701)	(62,469)
Accrued interest	(68,918)	(47,810)
Risk-management assets and liabilities	(78,856)	4,362
Other assets and liabilities, net	(129,930)	(113,681)
Cash provided by operating activities	422,721	353,606
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(949,679)	(889,705)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	6,949	13,527
Other, net	(22,062)	11,349
Cash used in investing activities	(964,792)	(864,829)
Financing activities
Dividends paid	(386,667)	(354,203)
Repayment of short-term borrowings, net	(220,000)	—
Issuance of long-term debt, net of discounts	1,748,221	1,442,782
Debt financing costs	(15,444)	(11,663)
Repayment of long-term debt	(52,389)	(501,913)
Other, net	(20,978)	(47,941)
Cash provided by financing activities	1,052,743	527,062
Change in cash and cash equivalents	510,672	15,839
Cash and cash equivalents at beginning of period	20,958	11,975
Cash and cash equivalents at end of period	$531,630	$27,814
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	445,016,234	20,000	$4,450	$—	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	445,016,234	20,000	$4,450	$—	$6,989,453

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share	—	—	—	—	(17,438)
Other, net	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss (Note F)	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share (Note E)	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive loss	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share	—	(336,866)	—	(354,304)
Other, net	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2019 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

In March 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act 401(k) hardship withdrawal and loan deferral programs for employees. While this legislation includes tax provisions that will modestly benefit us, we do not expect the CARES Act to materially impact us.

Impairment Charges - Late in the first quarter 2020, we experienced a significant decline in our share price and market capitalization as the energy industry experienced historic events that led to a simultaneous demand and supply shock. The World Health Organization declared the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Despite recently announced production cuts from many oil producing countries, supply exceeds demand, crude oil storage is near capacity and prices remain volatile. The collapse in crude oil prices and demand for energy commodities have also contributed to lower NGL product prices and lower natural gas prices, which is creating challenges for crude oil and natural gas producers as they assess their future drilling and production plans. Based on these events, we performed a Step 1 analysis to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment.

Goodwill - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. In the Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. In January 2020, we adopted ASU 2017-04, in which the requirement to calculate the implied fair value of goodwill under the two-step impairment test was eliminated.

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

Based on the results of our impairment test, we concluded the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million for the three months ended March 31, 2020, which is included within impairment charges in our Consolidated Statement of Income. The estimated fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units substantially exceeded their respective carrying values.

The following table sets forth our goodwill, by segment, for the periods indicated:

	March 31, 2020	December 31, 2019
	(Thousands of dollars)
Natural Gas Gathering and Processing	$—	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$680,996

Long-lived assets - We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.

We evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin, where lower pricing is expected to impact drilling and production levels, are not recoverable and exceeded their estimated fair value. We recorded noncash impairment charges of $380.5 million for the three months ended March 31, 2020, which includes impairment to intangible assets of $19.9 million related to supply contracts. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $70.2 million for the three months ended March 31, 2020, related to certain inactive assets, as our expectation for future use of the assets changed. These charges are included within impairment charges in our Consolidated Statement of Income.

Investments in unconsolidated affiliates - The impairment test for equity-method investments considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically evaluate the amount at which we carry our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying values.

We evaluated our investments in unconsolidated affiliates and concluded that the carrying value of our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment exceeded its estimated fair value, resulting in a noncash impairment charge of $30.5 million for the three months ended March 31, 2020, which includes an impairment to our equity-method goodwill of $22.3 million. We also concluded that the carrying value of our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment exceeded its estimated fair value, resulting in a noncash impairment charge of $7.2 million for the three months ended March 31, 2020. These impairment charges are included within impairment of equity investments in our Consolidated Statement of Income.

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
		First quarter 2020	The impact of adopting this standard was not material.
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
		First quarter 2020	We adopted and implemented this standard to record noncash impairment charges related to our goodwill, as described above.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
The standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met.
		First quarter 2020	The impact of adopting this standard was not material.

B.	FAIR VALUE MEASUREMENTS

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at March 31, 2020, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2020
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$37,599	$—	$130,272	$167,871	$(140,707)	$27,164
Total derivative assets	$37,599	$—	$130,272	$167,871	$(140,707)	$27,164
Derivative liabilities
Commodity contracts
Financial contracts	$(911)	$—	$(72,871)	$(73,783)	$73,783	$—
Interest-rate contracts	—	(270,297)	—	(270,297)	—	(270,297)
Total derivative liabilities	$(911)	$(270,297)	$(72,871)	$(344,080)	$73,783	$(270,297)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2020, we posted no cash and held cash of $66.9 million from various counterparties, which offsets our derivative net asset position under master netting arrangements as shown in the table above.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2020	2019
	(Thousands of dollars)
Net assets at beginning of period	$30,772	$40,484
Total changes in fair value:
Settlements included in net income (loss) (a)	(16,146)	(25,361)
New Level 3 derivatives included in other comprehensive income (loss) (b)	20,993	1,597
Unrealized change included in other comprehensive income (loss) (b)	21,782	(5,191)
Net assets at end of period	$57,401	$11,529
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2020 and 2019, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $11.9 billion and $13.8 billion at March 31, 2020, and December 31, 2019, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.2 billion and $12.5 billion at March 31, 2020, and December 31, 2019, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

Nonrecurring Fair Value Measurements - During the three months ended March 31, 2020, we recorded noncash impairment charges for certain long-lived assets and equity investments. The valuation of these assets and investments required the use of significant unobservable inputs. To estimate the fair value, we used two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating and maintenance costs and capital expenditures. Under the market approach, our inputs included EBITDA multiples and forecasted EBITDA, which was estimated using commodity price forecasts consistent with third-party pricing services. The estimated fair value of these assets is classified as Level 3. See Note A for additional information about our impairment charges.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At March 31, 2020, and December 31, 2019, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes.

At March 31, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At March 31, 2020, and December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - Our accounting treatment of derivative instruments is consistent with that disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Fair Values of Derivative Instruments - All derivatives measured at fair value at March 31, 2020, and December 31, 2019, were designated as hedging instruments. See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		March 31, 2020		December 31, 2019
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Commodity contracts (a)
Financial contracts	Other current assets	$167,871	$(73,783)	$64,858	$(26,997)
	Other deferred credits	—	—	1,591	(2,599)
Interest-rate contracts	Other current liabilities	—	(28,673)	—	(90,161)
	Other assets/other deferred credits	—	(241,624)	581	(111,780)
Total derivative instruments		$167,871	$(344,080)	$67,030	$(231,537)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2020		December 31, 2019
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(47.6)	—	(59.0)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	10.5	(17.5)	7.9	(17.4)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(47.6)	—	(59.0)
Interest-rate contracts (Billions of dollars)	Swaps	$2.4	$—	$3.1	$—

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

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Commodity contracts	$87,195	$(21,625)
Interest-rate contracts	(225,041)	(67,912)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(137,846)	$(89,537)

The following table sets forth the effect of cash flow hedges on net income (loss) for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Loss)	Three Months Ended
		March 31,
		2020	2019
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$44,999	$23,822
	Cost of sales and fuel	(15,039)	(4,970)
Interest-rate contracts	Interest expense	(10,278)	(2,504)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) on derivatives		$19,682	$16,348

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2020.

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

At March 31, 2020, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	March 31, 2020	December 31, 2019
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.16% as of December 31, 2019	$—	$220,000
Senior unsecured obligations:
$1,500,000 term loan, variable rate, due November 2021	1,250,000	1,250,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	397,000	—
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	734,251	750,000
$850,000 at 3.1% due March 2030	821,050	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	693,405	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	747,650	750,000
$500,000 at 4.5% due March 2050	489,625	—
Guardian Pipeline
Weighted average 7.85% due December 2022	19,395	21,307
Total debt	14,274,773	12,813,704
Unamortized portion of terminated swaps	14,603	15,032
Unamortized debt issuance costs and discounts	(135,076)	(121,329)
Current maturities of long-term debt	(7,650)	(7,650)
Short-term borrowings (a)	—	(220,000)
Long-term debt	$14,146,650	$12,479,757

(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at March 31, 2020. At March 31, 2020, we had no borrowings outstanding, our ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In early March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was, and will be, used for general corporate purposes, which may include repayment of other existing indebtedness and funding capital expenditures.

Debt Repayments - In March 2020, we repurchased in the open market $67.0 million outstanding principal of certain of our senior notes for an aggregate repurchase price of $50.5 million with cash on hand. In connection with these open market repurchases, we recognized a $15.8 million gain on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three months ended March 31, 2020.

Debt Guarantees - We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

For additional discussion of our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement, see Note F of the Notes to Consolidated Financial Statements in our Annual Report.

E.	EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2020 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on April 27, 2020, payable May 14, 2020.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 14, 2020.

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2020	$(233,520)	$(131,481)	$(8,999)	$(374,000)
Other comprehensive income (loss) before reclassifications	(106,141)	20	(7,777)	(113,898)
Amounts reclassified to net income (loss) (c)	(15,164)	3,542	134	(11,488)
Other comprehensive income (loss)	(121,305)	3,562	(7,643)	(125,386)
March 31, 2020	$(354,825)	$(127,919)	$(16,642)	$(499,386)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income (loss) for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at March 31, 2020, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 21 months (b)	$72,180
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(218,877)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(208,128)
Accumulated other comprehensive loss at March 31, 2020	$(354,825)
(a) - All amounts are presented net of tax.
(b) - Based on March 31, 2020, commodity prices, we expect to realize $73.0 million in net gains, net of tax, over the next 12 months and $0.8 million in net losses, net of tax, thereafter.
(c) - We expect losses of $29.4 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2020
	Income (Loss)	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net loss available for common stock	$(142,132)	414,282	$(0.34)
Diluted EPS
Effect of dilutive securities	—	1,066
Net loss available for common stock and common stock equivalents	$(142,132)	415,348	$(0.34)

	Three Months Ended March 31, 2019
	Income (Loss)	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$336,933	412,908	$0.82
Diluted EPS
Effect of dilutive securities	—	2,325
Net income available for common stock and common stock equivalents	$336,933	415,233	$0.81

H.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,036	$1,954	$115	$117
Interest cost	4,574	5,126	442	509
Expected return on plan assets	(6,232)	(5,892)	(722)	(570)
Amortization of prior service cost (credit) (a)	28	—	—	(57)
Amortization of net loss (a)	4,571	3,158	1	74
Net periodic benefit cost (income)	$4,977	$4,346	$(164)	$73
(a) - These components of net periodic benefit cost are recognized in accumulated other comprehensive loss and are reclassified to other income (expense) in our Consolidated Statements of Income, with related income tax benefits of $1.1 million and $0.7 million reclassified to income tax (expense) benefit for the three months ended March 31, 2020 and 2019, respectively.

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Northern Border Pipeline	$22,120	$20,802
Overland Pass Pipeline	14,111	17,394
Roadrunner	6,433	6,338
Other	1,963	(1,053)
Equity in net earnings from investments	$44,627	$43,481
Impairment of equity investments	$(37,730)	$—

For the three months ended March 31, 2020, we recorded a noncash impairment charge of $30.5 million related to our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment, which includes $22.3 million related to equity-method goodwill, and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment. Our remaining equity-method goodwill was $16.5 million at March 31, 2020. For additional information on our impairment charges, see Note A.

We incurred expenses in transactions with unconsolidated affiliates of $45.3 million and $41.8 million for the three months ended March 31, 2020 and 2019, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at March 31, 2020, and December 31, 2019, were $14.7 million and $13.5 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income (loss) in our Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, were not material.

J.	COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, fractionation, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management believes that, based on currently known information, compliance with these laws and regulations will not affect adversely our consolidated results of operations, financial condition or cash flows.

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

In December 2019, we entered into an operating lease for pipeline capacity with a lease term of 10 years that commenced January 1, 2020. In connection with this lease, we recognized an operating lease right-of-use asset and a lease liability with remaining balances of $74.0 million and $74.2 million, respectively, as of March 31, 2020. During the three months ended March 31, 2020, we entered into certain operating leases and recognized operating lease right-of-use assets and lease liabilities with remaining balances of $17.2 million at the end of the period. At March 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for our operating leases were 8.8 years and 3.15%, respectively.

The following table sets forth information about our supplemental cash flows related to our leases:

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,840	$1,519
Financing cash flows for finance lease	$469	$425
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$97,339	$380

The following table sets forth the maturity of our lease liabilities as of March 31, 2020:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2020	$3.4	$12.4
2021	4.5	16.3
2022	4.5	14.9
2023	4.5	13.7
2024	4.5	12.4
2025 and beyond	17.1	57.0
Total lease payments	38.5	126.7
Less: Interest	12.7	16.8
Present value of lease liabilities	$25.8	$109.9

L.	REVENUES

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2019 (a)	$57.1
Revenue recognized included in beginning balance	(18.2)
Net additions	6.8
Balance at March 31, 2020 (b)	$45.7
(a) - Contract liabilities of $22.2 million and $34.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $11.9 million and $33.8 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2020, and December 31, 2019, relate to customer receivables. Revenues sources are disaggregated in Note M.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2020, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 24 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2020	$257.2
2021	305.3
2022	230.9
2023	184.6
2024 and beyond	853.9
Total estimated transaction price allocated to unsatisfied performance obligations	$1,831.9

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$219,917	$1,596,711	$—	$1,816,628
Residue natural gas sales	189,051	—	2,035	191,086
Gathering, processing and exchange services revenue	37,937	120,536	—	158,473
Transportation and storage revenue	—	50,755	118,364	169,119
Other	3,075	2,590	384	6,049
Total revenues (c)	449,980	1,770,592	120,783	2,341,355

Cost of sales and fuel (exclusive of depreciation and operating costs)	(202,170)	(1,278,754)	(1,539)	(1,482,463)
Operating costs	(84,470)	(89,571)	(33,307)	(207,348)
Equity in net earnings from investments	806	15,268	28,553	44,627
Noncash compensation expense and other	(4,498)	(6,619)	(1,966)	(13,083)
Segment adjusted EBITDA	$159,648	$410,916	$112,524	$683,088

Depreciation and amortization	$(58,756)	$(57,841)	$(14,769)	$(131,366)
Impairment charges	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$4,276	$435,024	$371,179	$810,479
Total assets	$6,374,552	$12,682,807	$2,089,362	$21,146,721
Capital expenditures	$181,610	$746,183	$16,590	$944,383
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $435.1 million, of which $378.2 million related to revenues within the segment, and cost of sales and fuel of $120.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $73.9 million and cost of sales and fuel of $6.1 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $213.3 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$1,816,628	$(199,472)	$1,617,156
Residue natural gas sales	191,086	(1,032)	190,054
Gathering, processing and exchange services revenue	158,473	—	158,473
Transportation and storage revenue	169,119	(3,809)	165,310
Other	6,049	(370)	5,679
Total revenues (a)	$2,341,355	$(204,683)	$2,136,672

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,482,463)	$205,535	$(1,276,928)
Operating costs	$(207,348)	$308	$(207,040)
Depreciation and amortization	$(131,366)	$(987)	$(132,353)
Impairment charges	$(641,754)	$—	$(641,754)
Equity in net earnings from investments	$44,627	$—	$44,627
Investments in unconsolidated affiliates	$810,479	$—	$810,479
Total assets	$21,146,721	$822,719	$21,969,440
Capital expenditures	$944,383	$5,296	$949,679
(a) - Noncustomer revenue for the three months ended March 31, 2020, totaled $80.2 million related primarily to gains from derivatives on commodity contracts.

Three Months Ended March 31, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$332,332	$2,158,103	$—	$2,490,435
Residue natural gas sales	319,036	—	970	320,006
Gathering, processing and exchange services revenue	39,742	98,534	—	138,276
Transportation and storage revenue	—	52,322	112,865	165,187
Other	3,551	2,541	2,565	8,657
Total revenues (c)	694,661	2,311,500	116,400	3,122,561

Cost of sales and fuel (exclusive of depreciation and operating costs)	(450,913)	(1,846,673)	(1,755)	(2,299,341)
Operating costs	(94,247)	(110,438)	(36,268)	(240,953)
Equity in net earnings (loss) from investments	(1,202)	17,544	27,139	43,481
Noncash compensation expense and other	3,945	5,706	1,132	10,783
Segment adjusted EBITDA	$152,244	$377,639	$106,648	$636,531

Depreciation and amortization	$(52,681)	$(46,401)	$(14,156)	$(113,238)
Investments in unconsolidated affiliates	$39,749	$447,272	$463,903	$950,924
Total assets	$6,208,883	$10,220,412	$2,138,759	$18,568,054
Capital expenditures	$215,148	$639,338	$28,688	$883,174
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
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $335.8 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,490,435	$(338,351)	$2,152,084
Residue natural gas sales	320,006	—	320,006
Gathering, processing and exchange services revenue	138,276	—	138,276
Transportation and storage revenue	165,187	(3,937)	161,250
Other	8,657	(315)	8,342
Total revenues (a)	$3,122,561	$(342,603)	$2,779,958

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,299,341)	$342,964	$(1,956,377)
Operating costs	$(240,953)	$212	$(240,741)
Depreciation and amortization	$(113,238)	$(920)	$(114,158)
Equity in net earnings from investments	$43,481	$—	$43,481
Investments in unconsolidated affiliates	$950,924	$—	$950,924
Total assets	$18,568,054	$366,271	$18,934,325
Capital expenditures	$883,174	$6,531	$889,705
(a) - Noncustomer revenue for the three months ended March 31, 2019, totaled $22.3 million related primarily to gains from derivatives on commodity contracts.

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Reconciliation of net income (loss) to total segment adjusted EBITDA
Net income (loss)	$(141,857)	$337,208
Add:
Interest expense, net of capitalized interest	140,616	115,420
Depreciation and amortization	132,353	114,158
Income tax expense (benefit)	(55,395)	77,934
Impairment charges	641,754	—
Noncash compensation expense	(1,302)	5,540
Other corporate costs and noncash items (a)	(33,081)	(13,729)
Total segment adjusted EBITDA	$683,088	$636,531
(a) - The three months ended March 31, 2020, includes a corporate $15.8 million gain on extinguishment of debt related to open market repurchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Market Conditions - Late in the first quarter 2020, the energy industry experienced historic events that led to a simultaneous demand and supply shock. The World Health Organization declared the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Despite recently announced production cuts from many oil producing countries, supply exceeds demand, crude oil storage is near capacity and prices remain volatile. WTI crude oil dipped below $20.00 per barrel in the month of March and declined to an average of approximately $45.00 per barrel in the first quarter 2020, compared with an average of approximately $55.00 per barrel in the first quarter 2019. The collapse in crude oil prices and demand for energy commodities has also contributed to lower NGL product prices and lower natural gas prices, which is creating challenges for crude oil and natural gas producers as they assess their future drilling and production plans.

In response to these events, we are taking steps to manage potential impacts of the COVID-19 outbreak on our employees, customers and the communities where we operate and do business. As always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We are taking actions to continue safe operations, protect our workforce and implement appropriate cost reduction measures. We have reduced our planned 2020 capital-growth expenditures by approximately $900 million. We continue to monitor the COVID-19 outbreak and have implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security, and, therefore, our workforce remains fully engaged in the midst of government issued stay-at-home orders. We implemented remote work procedures when possible to protect the safety of our employees and their families, and have taken extra precautions for our employees who work in the field or need to report to a ONEOK facility, such as increased facility access restrictions and sanitation procedures. We continue to implement risk-management and cybersecurity measures designed to ensure that our systems remain functional in order to both serve our operational needs and to provide service to our customers. We have reduced work performed by contractors and continue to look for opportunities to reduce expenses.

Due to the current commodity price and market environment, we experienced a significant decline in our share price and market capitalization, and performed a Step 1 analysis to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment. As a result, we recorded $641.8 million in noncash impairment charges, which had an adverse impact on our first-quarter 2020 financial results. However, we expect to maintain sufficient liquidity and financial stability in 2020 due to cash flows from operations and our $2.5 Billion Credit Agreement. Our credit ratings have not been negatively affected by these events. In March 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act 401(k) hardship withdrawal and loan deferral programs for employees. While this legislation includes tax provisions that will modestly benefit us, we do not expect the CARES Act to materially impact us.

Due to the current commodity price environment and expected rig reductions, we expect adverse impact to our volume expectations and cash flows in 2020; however, we expect this impact to be partially mitigated by the significant amount of flared natural gas in the Williston Basin and our fully contracted positions in the Permian Basin. We are monitoring producers’ drilling, completion and production plans and are evaluating the impact on our future volume expectations. We are also monitoring regulatory developments in several of the states where we operate, where regulators are considering imposing limits on oil production, which could further impact our volume expectations. The energy industry has historically experienced down cycles from disruptive events, and as a result, we have previously positioned ourselves to minimize exposure to direct commodity price volatility and volumetric risk. Each of our three reportable segment’s earnings are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2020. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have some direct commodity price exposure related primarily to POP contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In addition, although our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk as a result of reduced drilling and completion activity, declining well productivity, severe weather disruptions, operational outages and ethane demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all our capacity being subscribed under long-term firm contracts.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Williston Basin Natural Gas Capture - In our Natural Gas Gathering and Processing segment, gathered and processed volumes increased in the first quarter 2020, compared with the same period in 2019, due primarily to increased processing capacity from completed capital-growth projects, the capture of natural gas previously flared by producers and new well connections. Our Demicks Lake I natural gas processing plant was placed in service in October 2019, and our Demicks Lake II natural gas processing plant was placed in service in the first quarter 2020, increasing our total processing capacity to approximately 1.5 Bcf/d in the Williston Basin. These plants enable us to capture natural gas previously flared by producers on our more than 3 million dedicated acres in the Williston Basin. The current weakened commodity price environment is creating challenges for producers, and we expect decreased drilling and completion activity for the remainder of 2020.

Northern Border Pipeline, which provides key natural gas takeaway capacity out of the Williston Basin, recently notified shippers that it plans to place limits on the Btu content of the residue natural gas it receives in order to meet downstream pipeline specifications. When these limits take effect, natural gas processors in the Williston Basin may recover incremental ethane into the NGL stream in order to lower the Btu content of the residue natural gas delivered to Northern Border Pipeline. As a result, ethane deliveries to our NGL system may increase.

Mid-Continent Region - Due to the current commodity price environment, we expect a decline in demand for our services in all of our segments in the Mid-Continent as producers decrease drilling and completion activities in this region.

NGLs - In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Rocky Mountain region where volumes continued to increase in the first quarter 2020, compared with the same period in 2019, from our new and existing processing plants, third-party processing plants and volumes previously flared by producers. As a result, we have reached approximately 240 MBbl/d of NGLs transported out of this region to downstream market centers through our integrated value chain, which was strengthened through our recently completed capital-growth projects. Our Elk Creek pipeline was completed in two phases during the second half of 2019, and we have completed construction of our Arbuckle II pipeline. During the first quarter 2020, we completed construction of our MB-4 fractionator, with a capacity of 125 MBbl/d, which is fully contracted. These additions were needed to accommodate the Rocky Mountain and Permian region volume growth we have experienced. However, due to recent events, the current weakened commodity price environment is creating challenges for producers across our system, and we expect decreased drilling and completion activity in the remainder of 2020.

Growth Projects - We operate an integrated, reliable and diversified network of natural gas gathering, processing, storage and transportation assets connecting NGL supply in the Rocky Mountain, Permian and Mid-Continent regions with key market centers. Since the beginning of 2018, we have completed several capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure. Due to the collapse in crude oil prices and massive decline in demand for energy commodities, we reduced our planned 2020 capital-growth expenditures by approximately $900 million, including the suspension of our recently announced plans to construct the Demicks Lake III natural gas processing plant, a fourth expansion of the West Texas LPG pipeline system and reduction in the scope of the expansion of our Elk Creek pipeline. We have also paused various other projects as noted in the table below, which can be restarted quickly when drilling activity resumes. We expect capital expenditures to continue to decrease for the remainder of 2020 and into 2021. Our announced large capital-growth projects that have recently been completed or are in various stages of construction are outlined in the table below:

Project	Scope	Approximate Costs (a)	Original Target Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	Completed January 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	First Quarter 2021(b)
	Supported by acreage dedications with long-term primarily fee-based contracts
(a) - Excludes capitalized interest/AFUDC.
(b) - Given the current environment, we paused the majority of construction activities on this project and do not expect to complete construction by the original target completion date.

Project	Scope	Approximate Costs (a)	Original Target Completion
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Completed December 2019
	Anchored by long-term contracts
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, and related infrastructure	$1,360	Completed March 2020
	Supported by long-term contracts
	Expansion capability up to 1 MMBbl/d
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	First Quarter 2020 (b)
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	Completed March 2020 (c)
	Fully contracted with long-term contracts
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Fourth Quarter 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu, Texas
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	First Quarter 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	First Quarter 2021 (d)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	First Quarter 2021 (d)
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	First Quarter 2021 (d)
(a) - Excludes capitalized interest/AFUDC.
(b) - We completed expansions to increase mainline capacity by approximately 45 MBbl/d and expect to complete the remaining portion of this project, which was delayed due to weather, in May 2020.
(c) - We completed 75 MBbl/d in December 2019 and completed the remaining 50 MBbl/d in March 2020.
(d) - Given the current environment, we paused the majority of construction activities on these projects and do not expect to complete construction by the original target completion dates.

Ethane Production - Ethane volumes under long-term contracts delivered to our NGL system have generally been increasing since 2017, primarily as a result of NGL demand increasing from exports and petrochemical companies completing ethylene production projects and plant expansions. Our completed NGL capital-growth projects have helped alleviate system constraints, enabling additional NGLs, including ethane, to reach the Mont Belvieu, Texas, market center. However, ethane volumes delivered to our NGL system averaged 385 MBbl/d in the first quarter 2020, compared with 411 MBbl/d in the first quarter 2019, with the decrease primarily due to ethane rejection. Due to the collapse of energy prices in March 2020 and continuing volatility, we expect that higher ethane rejection is likely to continue through the remainder of 2020.

Impairments - Based on the results of our goodwill impairment test and evaluation of certain long-lived asset groups and equity investments for impairment, we recorded the following impairment charges:

Natural Gas Gathering and Processing - For the three months ended March 31, 2020, we recorded $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups that were not recoverable, $153.4 million of noncash impairment charges related to goodwill and $30.5 million of noncash impairment charges related to our 10.2% investment in Venice Energy Services Company.

Natural Gas Liquids - For the three months ended March 31, 2020, we recorded $70.2 million of noncash impairment charges related to certain inactive assets and $7.2 million of noncash impairment charges related to our 50% investment in Chisholm Pipeline Company.

For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Debt Issuances and Repurchases - In early March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was, and will be, used for general corporate purposes, which may include repayment of existing indebtedness and funding capital expenditures. In March 2020, we repurchased in the open market $67.0 million outstanding principal of certain of our senior notes for an aggregate repurchase price of $50.5 million with cash on hand. In connection with these open market repurchases, we recognized a $15.8 million gain on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three months ended March 31, 2020.

Dividends - In February 2020, we paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), an increase of 9% compared with the same quarter in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in April 2020. The quarterly dividend will be paid May 14, 2020, to shareholders of record at the close of business on April 27, 2020.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Financial Results	2020	2019	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,808.6	$2,473.0	$(664.4)
Services	328.1	307.0	21.1
Total revenues	2,136.7	2,780.0	(643.3)
Cost of sales and fuel (exclusive of items shown separately below)	1,276.9	1,956.4	(679.5)
Operating costs	207.1	240.8	(33.7)
Depreciation and amortization	132.4	114.2	18.2
Impairment charges	604.0	—	604.0
Gain on sale of assets	(0.2)	(0.1)	0.1
Operating income (loss)	$(83.5)	$468.7	$(552.2)
Equity in net earnings from investments	$44.6	$43.5	$1.1
Impairment of equity investments	$(37.7)	$—	$(37.7)
Interest expense, net of capitalized interest	$(140.6)	$(115.4)	$25.2
Net income (loss)	$(141.9)	$337.2	$(479.1)
Adjusted EBITDA	$700.8	$637.5	$63.3
Capital expenditures	$949.7	$889.7	$60.0
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

Operating income (loss) decreased for the three months ended March 31, 2020, compared with the same period in 2019, primarily as a result of the following:

•	a decrease of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments; and

•	an increase of $18.2 million in depreciation expense due to capital projects placed in service; offset partially by

•
Natural Gas Gathering and Processing - an increase of $22.0 million due primarily to higher volumes in the Williston Basin, offset partially by a decrease of $18.0 million due primarily to lower realized prices impacting our POP with fee contracts;

•
Natural Gas Liquids - an increase of $89.0 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin, offset partially by a decrease of $60.6 million in optimization and marketing due primarily to lower marketing earnings due to the timing of purity NGL inventory sales, changes in the value of NGLs held in inventory and narrower location price differentials;

•
Natural Gas Pipelines - an increase of $5.4 million from higher transportation services due primarily to higher firm transportation capacity contracted due to our completed expansion projects in 2019 and higher firm transportation rates; and

•	a decrease of $33.7 million in operating costs due primarily to the noncash mark-to-market impact of our share-based deferred compensation plan and lower employee-related costs.

Net income (loss) decreased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to the items discussed above and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by income tax benefits and a $15.8 million gain on extinguishment of debt related to open market repurchases.

Capital expenditures increased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to spending on our capital-growth projects.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. Due to the current commodity price environment, our contractual fees on some contracts in the Rocky Mountain region have decreased, which we expect will impact our 2020 average fee rate. To mitigate the impact of this commodity price exposure, we have hedged a portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2020 and 2021. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate volumetric risk.

Growth Projects - Our Natural Gas Gathering and Processing segment has invested in growth projects in NGL-rich areas in the Williston Basin, that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Financial Results	2020	2019	Increase (Decrease)
	(Millions of dollars)
NGL sales	$178.4	$287.4	$(109.0)
Condensate sales	41.5	44.9	(3.4)
Residue natural gas sales	189.1	319.0	(129.9)
Gathering, compression, dehydration and processing fees and other revenue	41.0	43.4	(2.4)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(202.2)	(450.9)	(248.7)
Operating costs, excluding noncash compensation adjustments	(87.8)	(89.3)	(1.5)
Equity in net earnings (loss) from investments	0.8	(1.2)	2.0
Other	(1.2)	(1.1)	(0.1)
Adjusted EBITDA	$159.6	$152.2	$7.4
Impairment charges	$564.4	$—	$564.4
Capital expenditures	$181.6	$215.1	$(33.5)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $7.4 million for the three months ended March 31, 2020, compared with the same period in 2019, primarily as a result of the following:

•	an increase of $22.0 million due primarily to higher volumes in the Williston Basin; offset partially by

•	a decrease of $18.0 million due primarily to lower realized prices impacting our POP with fee contracts.

For the three months ended March 31, 2020, we recorded $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin that were not recoverable, a $153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to completed capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2020	2019
Natural gas gathered (BBtu/d)	2,769	2,636
Natural gas processed (BBtu/d) (b)	2,568	2,442
NGL sales (MBbl/d)	239	214
Residue natural gas sales (BBtu/d) (b)	1,200	1,130
Average fee rate ($/MMBtu)	$0.85	$0.91
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered, natural gas processed, NGL sales and residue natural gas sales volumes increased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to our completed capital-growth projects and continued producer improvements in production due to enhanced completion techniques, offset partially by natural production declines.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Missouri, Nebraska, Iowa and Illinois. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with NGL product demand from the petrochemical industry and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth projects.

In the three months ended March 31, 2020, we connected one third-party natural gas processing plant in the Permian Basin to our NGL system. In addition, one affiliate and two third-party natural gas processing plants connected to our system in the Rocky Mountain region were expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Financial Results	2020	2019	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,596.7	$2,158.1	$(561.4)
Exchange service revenues and other	123.1	101.1	22.0
Transportation and storage revenues	50.8	52.3	(1.5)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,278.8)	(1,846.7)	(567.9)
Operating costs, excluding noncash compensation adjustments	(94.4)	(103.4)	(9.0)
Equity in net earnings from investments	15.3	17.5	(2.2)
Other	(1.8)	(1.3)	(0.5)
Adjusted EBITDA	$410.9	$377.6	$33.3
Impairment charges	$77.4	$—	$77.4
Capital expenditures	$746.2	$639.3	$106.9
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $33.3 million for the three months ended March 31, 2020, compared with the same period in 2019, primarily as a result of the following:

•
an increase of $89.0 million in exchange services due to $60.2 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, $18.0 million in higher average fee rates primarily in the Permian Basin and $10.9 million due primarily to lower rail transportation costs; and

•	a decrease of $9.0 million in operating costs due primarily to lower employee-related costs and reduced spending on routine maintenance projects; offset partially by

•
a decrease of $60.6 million in optimization and marketing due primarily to lower marketing earnings of $33.1 million due to the timing of purity NGL inventory sales and changes in the value of NGLs held in inventory and a decrease of $25.3 million related to narrower location price differentials.

For the three months ended March 31, 2020, we recorded $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures increased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to spending on our capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2020	2019
Raw feed throughput (MBbl/d) (a)	1,091	1,028
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$0.10
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes increased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to new and existing processing plants in the Rocky Mountain and Permian regions.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment, through its wholly owned assets, provides transportation and storage services to end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Financial Results	2020	2019	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$101.9	$94.0	$7.9
Storage revenues	16.5	18.9	(2.4)
Residue natural gas sales and other revenues	2.4	3.5	(1.1)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1.5)	(1.8)	(0.3)
Operating costs, excluding noncash compensation adjustments	(34.7)	(34.2)	0.5
Equity in net earnings from investments	28.6	27.1	1.5
Other	(0.7)	(0.9)	0.2
Adjusted EBITDA	$112.5	$106.6	$5.9
Capital expenditures	$16.6	$28.7	$(12.1)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $5.9 million for the three months ended March 31, 2020, compared with the same period in 2019, primarily as a result of an increase of $5.4 million from higher transportation services due primarily to higher firm transportation capacity contracted due to our completed expansion projects in 2019 and higher firm transportation rates.
Capital expenditures decreased for the three months ended March 31, 2020, compared with the same period in 2019, due primarily to the completion of our expansion projects in 2019.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2020	2019
Natural gas transportation capacity contracted (MDth/d)	7,791	7,480
Transportation capacity contracted	100%	99%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three months ended March 31, 2020, compared with the same period in 2019, due to our completed expansion projects on our ONEOK Gas Transportation and WesTex Transmission systems in 2019, which are both substantially contracted.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

In June 2019, our subsidiary, Viking Gas Transmission Company (Viking), filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2020, Viking filed a Stipulation and Offer of Settlement with the FERC for approval. Pending approval by the FERC, the proposed settlement is not expected to materially impact our results of operations.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation expense and other noncash items. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income (loss), earnings per share or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

The following table sets forth a reconciliation of net income (loss), the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of net income (loss) to adjusted EBITDA	(Thousands of dollars)
Net income (loss)	$(141,857)	$337,208
Add:
Interest expense, net of capitalized interest	140,616	115,420
Depreciation and amortization	132,353	114,158
Income tax expense (benefit)	(55,395)	77,934
Impairment charges	641,754	—
Noncash compensation expense	(1,302)	5,540
Equity AFUDC and other noncash items	(15,409)	(12,778)
Adjusted EBITDA	$700,760	$637,482
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$159,648	$152,244
Natural Gas Liquids	410,916	377,639
Natural Gas Pipelines	112,524	106,648
Other (a)	17,672	951
Adjusted EBITDA	$700,760	$637,482
(a) - The three months ended March 31, 2020, includes a $15.8 million gain on extinguishment of debt related to open market repurchases.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows for the remainder of 2020 related to (i) dividends paid to shareholders, (ii) capital expenditures and (iii) interest. We expect our cash outflows related to capital expenditures to decrease compared to prior year due to our completed capital-growth projects and capital-growth projects currently suspended and paused.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, quarterly cash dividends and capital expenditures. We believe we have sufficient liquidity in this challenging market environment due to our $2.5 Billion Credit Agreement, which expires in June 2024, and cash on hand. We recently announced decreases to our expected 2020 capital spending by suspending and pausing several capital-growth projects that can quickly be resumed when market conditions improve.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Guarantees and Cash Management - In March 2020, the SEC amended Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required, as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are non-guarantors. We do not have any material assets other than our ownership of all the interests in ONEOK Partners. Substantially all our material assets and operations reside with our non-guarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor.

We use a centralized cash management program that concentrates the cash assets of our non-guarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of March 31, 2020, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At March 31, 2020, we had no borrowings under our $2.5 Billion Credit Agreement and $531.6 million of cash and cash equivalents.

As of March 31, 2020, we had a working capital surplus of $396.9 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) the collection and payment of accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt.

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

Debt Issuances - In early March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was, and will be, used for general corporate purposes, which may include repayment of other existing indebtedness and funding capital expenditures.

Debt Repayments - In March 2020, we repurchased in the open market $67.0 million outstanding principal of certain of our senior notes for an aggregate repurchase price of $50.5 million with cash on hand. In connection with these open market repurchases, we recognized a $15.8 million gain on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three months ended March 31, 2020. We may continue to repurchase debt securities issued by us and our affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as we may from time to time determine for cash or other consideration.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $949.7 million and $889.7 million for the three months ended March 31, 2020 and 2019, respectively.

We expect our total 2020 growth-capital expenditures to range from $1.4 billion to $1.8 billion and our maintenance capital expenditures to range from $130 million to $170 million, excluding AFUDC and capitalized interest. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of April 20, 2020, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Positive
S&P	BBB	A-2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. Although we are in the midst of a challenging market environment, our credit ratings have not been affected. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement and our $1.5 Billion Term Loan Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2024. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement or our $1.5 Billion Term Loan Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2020, we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis), an increase of 9% compared with the same quarter in the prior year. A dividend of $0.935 per share was declared for the shareholders of record at the close of business on April 27, 2020, payable May 14, 2020.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 14, 2020.

For the three months ended March 31, 2020, cash flows from operations exceeded cash dividends paid by $36.1 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt, as necessary or appropriate.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income (loss) to cash flows provided by operating activities by adjusting net income (loss) for those items that affect net income (loss) but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income (loss). These reconciling items can include depreciation and amortization, impairment charges, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, net undistributed earnings from equity-method investments, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2020 vs. 2019
	March 31,		Favorable (Unfavorable)
	2020	2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$422.7	$353.6	$69.1
Investing activities	(964.8)	(864.8)	(100.0)
Financing activities	1,052.7	527.0	525.7
Change in cash and cash equivalents	510.6	15.8	494.8
Cash and cash equivalents at beginning of period	21.0	12.0	9.0
Cash and cash equivalents at end of period	$531.6	$27.8	$503.8

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities and changes in our operating assets and liabilities. Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows. Our operating cash flows can also be impacted by changes in our NGLs and natural gas inventory balances, which are driven primarily by commodity prices, supply, demand and the operation of our assets.

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2020, increased $29.2 million, compared with the same period in 2019. This increase is due primarily to higher earnings resulting from volume growth primarily in the Rocky Mountain region and the Permian Basin in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $120.2 million for the three months ended March 31, 2020, compared with a decrease of $160.1 million for the same period in 2019. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties, as well as changes in the fair value of risk-management assets and liabilities and NGLs and natural gas in storage, which vary from period to period and with changes in commodity prices. The fair value of risk-management assets and liabilities are also impacted by changes in interest rates.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2020, increased $100.0 million compared with the same period in 2019, due primarily to capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash from financing activities for the three months ended March 31, 2020, increased $525.7 million compared with the same period in 2019, due primarily to the repayment of long-term debt in 2019 and the issuance of $1.75 billion in senior unsecured notes in March 2020 compared with $1.45 billion of debt issuances in 2019, offset partially by the repayment of short-term borrowings.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands and waterways preservation, wildlife conservation, cultural resources protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect adversely our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

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

•
the length and severity of a pandemic or other health crisis, such as the recent outbreak of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course for an extended period and increase the cost of operating our business;

•
the timing and extent of changes in energy commodity prices, including changes due to production decisions by other countries, such as the failure of countries to abide by recent agreements to reduce production volumes;

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

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, climate change initiatives, production limits and authorized rates of recovery of natural gas and natural gas transportation costs;

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

Although our businesses are primarily fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We are exposed to basis risk between the various production and market locations where we buy and sell commodities. In the current commodity price environment, our contractual fees on these contracts have decreased, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. If the current commodity price environment continues, we expect this commodity price exposure to continue.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.3	$0.55	/ gallon	71%
Condensate (MBbl/d) - WTI-NYMEX	2.9	$54.08	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	124.9	$2.39	/ MMBtu	86%

	Year Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (BBtu/d) - NYMEX and basis	66.4	$2.41	/ MMBtu	50%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2020. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the nine months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $1.7 million and $2.6 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $1.0 million and $1.5 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $4.0 million and $4.9 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, $1.5 Billion Term Loan Agreement, commercial paper program and long-term debt issuances. Future increases in LIBOR or the established replacement rate, commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes.

At March 31, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At March 31, 2020, and December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments. All of our interest-rate swaps are designated as cash flow hedges.

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

The creditworthiness of our counterparties, which are primarily investment grade, and our customer concentration are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note N of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.	RISK FACTORS

The spread of COVID-19, recent energy industry developments and the resulting impact on business and economic conditions may affect adversely our operating results.

The spread of COVID-19 has led to global and regional economic disruption, volatility in the financial markets and a weakened commodity price environment. It is possible that the continued spread of COVID-19 and efforts to contain the virus, such as quarantines, closures and reduced operations of businesses will have a continued adverse impact on global and regional economic conditions, which could further impact (i) the supply and demand for NGLs and natural gas, (ii) our ability to efficiently and effectively operate our business as our employees are subject to stay-at-home and social distancing restrictions, (iii) our suppliers of materials, equipment and services or (iv) our access to capital markets. The spread of COVID-19 may also cause other unpredictable or unforeseen events that may affect adversely our operating results. Volatility in commodity prices may have an impact on many of our counterparties, which, in turn, could have a negative impact on their ability to meet their obligations to us. For example, in March 2020, unsuccessful negotiations between the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts resulted in a price war between Saudi Arabia and Russia. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. However, further negotiations in April 2020 resulted in an agreement to reduce production volumes. Failure to abide by these agreed upon crude oil production cuts may further destabilize the global oil market, which is simultaneously experiencing a limitation on crude oil storage capacity and a dramatic decrease in demand due to COVID-19, and crude oil prices may continue to decline. In addition to these global developments, several of the states where we operate are considering imposing limits on oil production, which could further impact our volume expectations. If adverse global or regional economic and market conditions remain uncertain or persist, spread or deteriorate further, we may experience a material adverse impact on our business, results of operations, financial position, cash flows and/or liquidity.

Our investors should consider additional risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Additionally the impact of the COVID-19 pandemic could exacerbate many of the risks identified in our Annual Report. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. Even after the COVID-19 pandemic has moderated and business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, operating results, cash flows and/or financial condition resulting from economic slowdown that is expected to persist. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should consider carefully the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

4.1
Thirteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 2.200% Notes due 2025 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed March 10, 2020 (File No. 1-13643)).

4.2
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 3.100% Notes due 2030 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed March 10, 2020 (File No. 1-13643)).

4.3
Fifteenth Supplemental indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 4.500% Notes due 2050 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed March 10, 2020 (File No. 1-13643)).

10.1
Underwriting Agreement, dated March 5, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Barclays Capital Inc., Deutsche Bank Securities Inc., Mizuho Securities USA LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed March 10, 2020 (File No. 1-13643)).

10.2
Underwriting Agreement, dated March 6, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Barclays Capital Inc., Deutsche Bank Securities Inc., Mizuho Securities USA LLC and TD Securities (USA) LLC (incorporated by reference from Exhibit 1.2 to ONEOK Inc.’s Current Report on Form 8-K, filed March 10, 2020 (File No. 1-13643)).

10.3	Form of 2020 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.35 to ONEOK Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 1-13643).

10.4	Form of 2020 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.36 to ONEOK Inc.’s Annual Report on Form 10-K, filed February 25, 2020 (File No. 1-13643).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Balance Sheets at March 31, 2020, and December 31, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: April 29, 2020	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)