Form 10-Q
period 2020-06-30
ONEOK INC /NEW/
filed 2020-07-29
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020.
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

On July 20, 2020, the Company had 444,201,950 shares of common stock outstanding.

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

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,343,557	$2,146,841	$3,152,177	$4,619,800
Services	317,172	310,734	645,224	617,733
Total revenues (Note L)	1,660,729	2,457,575	3,797,401	5,237,533
Cost of sales and fuel (exclusive of items shown separately below)	940,458	1,625,794	2,217,386	3,582,171
Operations and maintenance	190,138	206,776	365,234	414,027
Depreciation and amortization	140,416	114,964	272,769	229,122
Impairment charges (Note A)	—	—	604,024	—
General taxes	34,326	30,937	66,270	64,427
(Gain) loss on sale of assets	(339)	2,958	(543)	2,898
Operating income	355,730	476,146	272,261	944,888
Equity in net earnings from investments (Note I)	25,328	34,118	69,955	77,599
Impairment of equity investments (Note A)	—	—	(37,730)	—
Allowance for equity funds used during construction	3,854	16,942	19,263	29,383
Other income	17,693	5,682	26,215	15,042
Other expense	(6,176)	(4,497)	(10,171)	(7,959)
Interest expense (net of capitalized interest of $16,743, $26,799, $47,618 and $45,991, respectively)	(218,968)	(117,493)	(359,584)	(232,913)
Income (loss) before income taxes	177,461	410,898	(19,791)	826,040
Income tax (expense) benefit	(43,140)	(98,935)	12,255	(176,869)
Net income (loss)	134,321	311,963	(7,536)	649,171
Less: Preferred stock dividends	275	275	550	550
Net income (loss) available to common shareholders	$134,046	$311,688	$(8,086)	$648,621

Basic earnings (loss) per common share (Note G)	$0.32	$0.75	$(0.02)	$1.57

Diluted earnings (loss) per common share (Note G)	$0.32	$0.75	$(0.02)	$1.56
Average shares (thousands)
Basic	419,722	413,606	417,002	413,257
Diluted	420,116	415,049	417,002	415,141
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars)
Net income (loss)	$134,321	$311,963	$(7,536)	$649,171
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $13,898, $17,035, $45,603 and $37,628, respectively	(46,530)	(57,029)	(152,671)	(125,973)
Derivative amounts reclassified to net income (loss), net of tax of $(4,840), $1,804, $(322) and $5,981, respectively	21,013	(8,625)	5,849	(20,796)
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,064), $(736), $(2,128) and $(1,435), respectively	3,561	2,465	7,123	4,806
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $1,064, $1,100, $3,347 and $1,850, respectively	(3,561)	(3,683)	(11,204)	(6,194)
Total other comprehensive loss, net of tax	(25,517)	(66,872)	(150,903)	(148,157)
Comprehensive income (loss)	$108,804	$245,091	$(158,439)	$501,014
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$945,732	$20,958
Accounts receivable, net	608,923	835,121
Materials and supplies	313,372	201,749
NGLs and natural gas in storage	201,883	304,926
Commodity imbalances	17,647	25,267
Other current assets	92,302	82,313
Total current assets	2,179,859	1,470,334
Property, plant and equipment
Property, plant and equipment	22,622,747	22,051,492
Accumulated depreciation and amortization	3,641,574	3,702,807
Net property, plant and equipment	18,981,173	18,348,685
Investments and other assets
Investments in unconsolidated affiliates (Note A)	790,035	861,844
Goodwill and intangible assets (Note A)	778,937	957,833
Other assets	262,463	173,425
Total investments and other assets	1,831,435	1,993,102
Total assets	$22,992,467	$21,812,121

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2020	2019
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$7,650	$7,650
Short-term borrowings (Note D)	—	220,000
Accounts payable	755,474	1,209,900
Commodity imbalances	108,245	104,480
Accrued taxes	77,752	75,422
Accrued interest	217,376	190,750
Operating lease liability (Note K)	13,564	1,883
Other current liabilities	93,041	210,213
Total current liabilities	1,273,102	2,020,298
Long-term debt, excluding current maturities (Note D)	14,276,232	12,479,757
Deferred credits and other liabilities
Deferred income taxes	475,904	536,063
Operating lease liability (Note K)	93,716	13,509
Other deferred credits	632,861	536,543
Total deferred credits and other liabilities	1,202,481	1,086,115
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 474,916,234 shares and outstanding 444,196,627 shares at June 30, 2020; issued 445,016,234 shares and outstanding 413,239,050 shares at December 31, 2019	4,749	4,450
Paid-in capital	7,549,831	7,403,895
Accumulated other comprehensive loss (Note F)	(524,903)	(374,000)
Retained earnings (accumulated deficit)	(7,536)	—
Treasury stock, at cost: 30,719,607 shares at June 30, 2020, and 31,777,184 shares at December 31, 2019	(781,489)	(808,394)
Total equity	6,240,652	6,225,951
Total liabilities and equity	$22,992,467	$21,812,121
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income (loss)	$(7,536)	$649,171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	272,769	229,122
Impairment charges	641,754	—
Equity in net earnings from investments	(69,955)	(77,599)
Distributions received from unconsolidated affiliates	71,656	81,741
Deferred income tax expense (benefit)	(13,541)	173,286
Other, net	(25,944)	(17,411)
Changes in assets and liabilities:
Accounts receivable	220,558	149,669
NGLs and natural gas in storage	103,043	111,717
Accounts payable	(240,841)	(268,057)
Accrued interest	26,626	5,483
Risk-management assets and liabilities	(139,724)	6,403
Other assets and liabilities, net	(102,447)	(75,574)
Cash provided by operating activities	736,418	967,951
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,543,961)	(1,720,164)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	18,081	77,249
Other, net	(29,006)	10,854
Cash used in investing activities	(1,554,886)	(1,632,061)
Financing activities
Dividends paid	(773,961)	(711,534)
Repayment of short-term borrowings, net	(220,000)	—
Issuance of long-term debt, net of discounts	3,244,777	2,192,782
Debt financing costs	(28,324)	(11,914)
Repayment of long-term debt	(1,406,119)	(503,825)
Issuance of common stock	954,423	14,158
Other	(27,554)	(54,135)
Cash provided by financing activities	1,743,242	925,532
Change in cash and cash equivalents	924,774	261,422
Cash and cash equivalents at beginning of period	20,958	11,975
Cash and cash equivalents at end of period	$945,732	$273,397
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	445,016,234	20,000	$4,450	$—	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	445,016,234	20,000	$4,450	$—	$6,989,453
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	(275)
Common stock issued	29,900,000	—	299	—	939,038
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(387,037)
Other, net	—	—	—	—	8,652
June 30, 2020	474,916,234	20,000	$4,749	$—	$7,549,831

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share	—	—	—	—	(17,438)
Other, net	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	6,335
Common stock dividends - $0.865 per share	—	—	—	—	(45,728)
Other, net	—	—	—	—	7,004
June 30, 2019	445,016,234	20,000	$4,450	$—	$7,495,458

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss (Note F)	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share (Note E)	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641
Net income	—	134,321	—	134,321
Other comprehensive loss (Note F)	(25,517)	—	—	(25,517)
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	(275)
Common stock issued	—	—	10,530	949,867
Common stock dividends - $0.935 per share (Note E)	—	—	—	(387,037)
Other, net	—	—	—	8,652
June 30, 2020	$(524,903)	$(7,536)	$(781,489)	$6,240,652

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive loss	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share	—	(336,866)	—	(354,304)
Other, net	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006
Net income	—	311,963	—	311,963
Other comprehensive loss	(66,872)	—	—	(66,872)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	5,391	11,726
Common stock dividends - $0.865 per share	—	(311,688)	—	(357,416)
Other, net	—	—	—	7,004
June 30, 2019	$(336,396)	$—	$(815,376)	$6,348,136
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2019 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

In March 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act payroll tax deferral program, which will modestly benefit us, and the 401(k) penalty-free hardship withdrawal and loan deferral programs for employees.

For the six months ended June 30, 2020, our effective income tax rate was 60%, driven primarily by excess tax benefits from share-based compensation combined with the tax benefits from year-to-date losses.

Impairment Charges - Late in the first quarter 2020, we experienced a significant decline in our share price and market capitalization as the energy industry experienced historic events that led to a simultaneous demand and supply shock. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Based on these events, we performed a Step 1 analysis in the first quarter 2020 to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment.

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

Based on the results of our impairment test, we concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million, which is included within impairment charges in our Consolidated Statement of Income for the six months ended June 30, 2020. The estimated fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units substantially exceeded their respective carrying values.

The following table sets forth our goodwill, by segment, for the periods indicated:

	June 30, 2020	December 31, 2019
	(Thousands of dollars)
Natural Gas Gathering and Processing	$—	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$680,996

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

In the first quarter 2020, we evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin, where lower pricing impacted drilling and production levels, were not recoverable and exceeded their estimated fair value. We recorded noncash impairment charges of $380.5 million, which includes impairment to intangible assets of $19.9 million related to supply contracts. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $70.2 million related to certain inactive assets, as our expectation for future use of the assets changed. These charges are included within impairment charges in our Consolidated Statement of Income for the six months ended June 30, 2020.

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

In the first quarter 2020, we evaluated our investments in unconsolidated affiliates and concluded that the carrying value of our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment exceeded its estimated fair value, resulting in a noncash impairment charge of $30.5 million, which includes an impairment to our equity-method goodwill of $22.3 million. We also concluded that the carrying value of our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment exceeded its estimated fair value, resulting in a noncash impairment charge of $7.2 million. These impairment charges are included within impairment of equity investments in our Consolidated Statement of Income for the six months ended June 30, 2020.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at June 30, 2020, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2020
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$29,175	$—	$51,989	$81,164	$(52,719)	$28,445
Total derivative assets	$29,175	$—	$51,989	$81,164	$(52,719)	$28,445
Derivative liabilities
Commodity contracts
Financial contracts	$(10,352)	$—	$(46,406)	$(56,758)	$52,719	$(4,039)
Interest-rate contracts	—	(241,205)	—	(241,205)	—	(241,205)
Total derivative liabilities	$(10,352)	$(241,205)	$(46,406)	$(297,963)	$52,719	$(245,244)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2020, we held no cash and posted $13.3 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2020	2019	2020	2019
	(Thousands of dollars)
Net assets at beginning of period	$57,401	$11,529	$30,772	$40,484
Total changes in fair value:
Settlements included in net income (loss) (a)	(34,478)	(8,830)	(23,383)	(32,624)
New Level 3 derivatives included in other comprehensive income (loss) (b)	3,407	4,545	2,002	5,598
Unrealized change included in other comprehensive income (loss) (b)	(20,747)	12,030	(3,808)	5,816
Net assets at end of period	$5,583	$19,274	$5,583	$19,274
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2020 and 2019, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $15.0 billion and $13.8 billion at June 30, 2020, and December 31, 2019, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.3 billion and $12.5 billion at June 30, 2020, and December 31, 2019, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

Nonrecurring Fair Value Measurements - In the first quarter 2020, we incurred noncash impairment charges for certain long-lived assets and equity investments. The valuation of these assets and investments required the use of significant unobservable inputs. To estimate the fair value, we used two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating and maintenance costs and capital expenditures. Under the market approach, our inputs included EBITDA multiples, which were estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. The estimated fair value of these assets is classified as Level 3. See Note A for additional information about our impairment charges.

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

We may also use other instruments, including collars, to mitigate commodity price risk. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In the current commodity price environment, our contractual fees on these certain POP with fee contracts have decreased, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At June 30, 2020, and December 31, 2019, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes. In May 2020, we settled the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments.

At June 30, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of June 30, 2020. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		June 30, 2020		December 31, 2019
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts	Other current assets/other current liabilities	$80,992	$(56,587)	$64,858	$(26,997)
	Other deferred credits	—	—	1,591	(2,599)
Interest-rate contracts	Other current liabilities	—	—	—	(90,161)
	Other assets/other deferred credits	—	(241,205)	581	(111,780)
Total derivatives designated as hedging instruments		$80,992	$(297,792)	$67,030	$(231,537)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets	$172	$(171)	$—	$—
Total derivatives not designated as hedging instruments		$172	$(171)	$—	$—
Total derivatives		$81,164	$(297,963)	$67,030	$(231,537)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2020		December 31, 2019
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor		Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	5.8	(45.4)	—		(59.0)
- Natural gas (Bcf)	Options	—	(31.5)	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards, swaps and options	13.8	(22.5)	7.9		(17.4)
Basis
- Natural gas (Bcf)	Futures and swaps	5.8	(45.4)	—		(59.0)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$—	$3.1		$—

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	1.8	(1.8)	—		—
Basis
- Natural gas (Bcf)	Futures and Swaps	1.8	(1.8)	—		—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Commodity contracts	$(39,056)	$33,334	$48,139	$11,709
Interest-rate contracts	(21,372)	(107,398)	(246,413)	(175,310)
Total unrealized change in fair value of cash flow hedges in other comprehensive loss	$(60,428)	$(74,064)	$(198,274)	$(163,601)

The following table sets forth the effect of cash flow hedges on net income (loss) for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Loss)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$53,138	$23,319	$98,137	$47,141
	Cost of sales and fuel	(14,450)	(8,075)	(29,489)	(13,045)
Interest-rate contracts (a)	Interest expense	(64,541)	(4,815)	(74,819)	(7,319)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) on derivatives		$(25,853)	$10,429	$(6,171)	$26,777

(a) - The three and six months ended June 30, 2020, include a loss of $48.3 million on the settlement of our remaining $1.3 billion interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2020.

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

At June 30, 2020, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2020	December 31, 2019
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.16% as of December 31, 2019	$—	$220,000
Senior unsecured obligations:
$1,500,000 term loan at 2.70% as of December 31, 2019, due November 2021	—	1,250,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	—
$600,000 at 5.85% due January 2026	600,000	—
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	750,000
$850,000 at 3.1% due March 2030	780,093	—
$600,000 at 6.35% due January 2031	600,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	737,736	750,000
$500,000 at 4.5% due March 2050	467,625	—
$300,000 at 7.15% due January 2051	300,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	17,482	21,307
Total debt	14,415,590	12,813,704
Unamortized portion of terminated swaps	14,173	15,032
Unamortized debt issuance costs and discounts	(145,881)	(121,329)
Current maturities of long-term debt	(7,650)	(7,650)
Short-term borrowings (a)	—	(220,000)
Long-term debt	$14,276,232	$12,479,757

(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at June 30, 2020. In June 2020, we amended the $2.5 Billion Credit Agreement by, among other things, modifying the leverage ratio so that we may net up to $700 million of cash on hand against our consolidated indebtedness for purposes of calculating the ratio’s numerator for the fiscal quarters ending June 30, 2020, September 30, 2020, and December 31, 2020. At June 30, 2020, we had no outstanding borrowings, our ratio of net indebtedness to adjusted EBITDA was 4.5 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds were used to repay the outstanding borrowings under our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of other existing indebtedness and funding capital expenditures.

Debt Repayments - In May 2020, we repaid the remaining $1.25 billion of our $1.5 Billion Term Loan Agreement with cash on hand from our May 2020 public offering of $1.5 billion senior unsecured notes.

During the three and six months ended June 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $107.3 million and $174.3 million, respectively, for an aggregate repurchase price of $101.8 million and $152.3 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized $4.3 million and $20.0 million of gains on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and six months ended June 30, 2020, respectively.

Debt Guarantees - We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

For additional discussion of our $2.5 Billion Credit Agreement, see Note F of the Notes to Consolidated Financial Statements in our Annual Report.

E.	EQUITY

Equity Issuances - In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. We expect to use the net proceeds from this offering for general corporate purposes, which could include the repayment of existing indebtedness and the funding of capital expenditures.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2020 and May 2020 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on August 3, 2020, payable August 14, 2020.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020 and May 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2020.

F.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2020	$(233,520)	$(131,481)	$(8,999)	$(374,000)
Other comprehensive income (loss) before reclassifications	(152,671)	39	(11,567)	(164,199)
Amounts reclassified to net income (loss) (c)	5,849	7,084	363	13,296
Other comprehensive income (loss)	(146,822)	7,123	(11,204)	(150,903)
June 30, 2020	$(380,342)	$(124,358)	$(20,203)	$(524,903)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income (loss) for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at June 30, 2020, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 18 months (b)	$12,317
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(206,931)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(185,728)
Accumulated other comprehensive loss at June 30, 2020	$(380,342)
(a) - All amounts are presented net of tax.
(b) - Based on June 30, 2020, commodity prices, we expect to realize $12.6 million in net gains, net of tax, over the next 12 months and $0.3 million in net losses, net of tax, thereafter.
(c) - We expect losses of $30.0 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$134,046	419,722	$0.32
Diluted EPS
Effect of dilutive securities	—	394
Net income available for common stock and common stock equivalents	$134,046	420,116	$0.32

	Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$311,688	413,606	$0.75
Diluted EPS
Effect of dilutive securities	—	1,443
Net income available for common stock and common stock equivalents	$311,688	415,049	$0.75

	Six Months Ended June 30, 2020
	Loss	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net loss available for common stock	$(8,086)	417,002	$(0.02)
Diluted EPS
Effect of dilutive securities	—	—
Net loss available for common stock and common stock equivalents (a)	$(8,086)	417,002	$(0.02)
(a) - For the six months ended June 30, 2020, 729,874 weighted-average shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive due to our net loss available for common stock.

	Six Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$648,621	413,257	$1.57
Diluted EPS
Effect of dilutive securities	—	1,884
Net income available for common stock and common stock equivalents	$648,621	415,141	$1.56

H.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$2,036	$1,954	$115	$117
Interest cost	4,574	5,126	442	509
Expected return on plan assets	(6,232)	(5,892)	(722)	(570)
Amortization of prior service cost (credit) (a)	28	—	—	(57)
Amortization of net loss (a)	4,571	3,158	1	74
Net periodic benefit cost (income)	$4,977	$4,346	$(164)	$73
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other income (expense) in our Consolidated Statements of Income, with related income tax benefits of $1.0 million and $0.8 million reclassified to income tax (expense) benefit for the three months ended June 30, 2020 and 2019, respectively.

	Retirement Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$4,072	$3,908	$230	$234
Interest cost	9,148	10,252	884	1,018
Expected return on plan assets	(12,464)	(11,784)	(1,444)	(1,140)
Amortization of prior service cost (credit) (a)	56	—	—	(114)
Amortization of net loss (a)	9,142	6,316	2	148
Net periodic benefit cost (income)	$9,954	$8,692	$(328)	$146
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other income (expense) in our Consolidated Statements of Income, with related income tax benefits of $2.1 million and $1.5 million reclassified to income tax (expense) benefit for the six months ended June 30, 2020 and 2019, respectively.

I.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Northern Border Pipeline	$12,871	$13,689	$34,991	$34,491
Overland Pass Pipeline	7,972	15,465	22,083	32,859
Roadrunner	6,809	6,077	13,242	12,415
Other	(2,324)	(1,113)	(361)	(2,166)
Equity in net earnings from investments	$25,328	$34,118	$69,955	$77,599
Impairment of equity investments	$—	$—	$(37,730)	$—

In the first quarter 2020, we incurred a noncash impairment charge of $30.5 million related to our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment, which includes $22.3 million related to equity-method goodwill, and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment. Our remaining equity-method goodwill was $16.5 million at June 30, 2020. For additional information on our impairment charges, see Note A.

We incurred expenses in transactions with unconsolidated affiliates of $41.8 million and $40.5 million for the three months ended June 30, 2020 and 2019, respectively, and $87.1 million and $82.3 million for the six months ended June 30, 2020 and 2019, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at June 30, 2020, and December 31, 2019, were $9.7 million and $13.5 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, were not material.

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

In December 2019, we entered into an operating lease for pipeline capacity with a lease term of 10 years that commenced January 1, 2020. In connection with this lease, we recognized an operating lease right-of-use asset and a lease liability with remaining balances of $72.3 million and $72.8 million, respectively, as of June 30, 2020. During the six months ended June 30, 2020, we entered into certain operating leases and recognized operating lease right-of-use assets and lease liabilities with remaining balances of $16.6 million at the end of the period. At June 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate for our operating leases were 8.7 years and 3.18%, respectively.

The following table sets forth supplemental cash flow information related to our leases:

	Six Months Ended
	June 30,
	2020	2019
	(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,150	$3,300
Financing cash flows for finance lease	$950	$860
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$98,134	$3,041

The following table sets forth the maturity of our lease liabilities as of June 30, 2020:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2020	$2.3	$8.3
2021	4.5	16.4
2022	4.5	15.0
2023	4.5	13.8
2024	4.5	12.5
2025 and beyond	17.1	57.9
Total lease payments	37.4	123.9
Less: Interest	12.1	16.6
Present value of lease liabilities	$25.3	$107.3

L.	REVENUES

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2019 (a)	$57.1
Revenue recognized included in beginning balance (b)	(34.1)
Net additions	27.4
Balance at June 30, 2020 (c)	$50.4
(a) - Contract liabilities of $22.2 million and $34.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Includes a contract settlement in the second quarter 2020 of revenue previously deferred.
(c) - Contract liabilities of $31.3 million and $19.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2020, and December 31, 2019, relate to customer receivables. Revenues sources are disaggregated in Note M.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2020, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 24 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2020	$172.4
2021	312.4
2022	229.9
2023	183.0
2024 and beyond	846.6
Total estimated transaction price allocated to unsatisfied performance obligations	$1,744.3

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$109,581	$1,174,580	$—	$1,284,161
Residue natural gas sales	150,892	—	—	150,892
Gathering, processing and exchange services revenue	35,949	118,174	—	154,123
Transportation and storage revenue	—	40,881	121,777	162,658
Other	3,387	2,079	281	5,747
Total revenues (c)	299,809	1,335,714	122,058	1,757,581

Cost of sales and fuel (exclusive of depreciation and operating costs)	(132,221)	(905,154)	(168)	(1,037,543)
Operating costs	(78,668)	(106,977)	(33,092)	(218,737)
Equity in net earnings (loss) from investments	(2,149)	7,797	19,680	25,328
Noncash compensation expense and other	1,978	6,262	1,355	9,595
Segment adjusted EBITDA	$88,749	$337,642	$109,833	$536,224

Depreciation and amortization	$(55,419)	$(69,065)	$(14,925)	$(139,409)
Capital expenditures	$118,171	$459,807	$10,910	$588,888
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $477.2 million, of which $432.6 million related to revenues within the segment, and cost of sales and fuel of $117.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $79.9 million and cost of sales and fuel of $6.7 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $108.2 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$1,284,161	$(88,967)	$1,195,194
Residue natural gas sales	150,892	(3,931)	146,961
Gathering, processing and exchange services revenue	154,123	—	154,123
Transportation and storage revenue	162,658	(3,627)	159,031
Other	5,747	(327)	5,420
Total revenues (a)	$1,757,581	$(96,852)	$1,660,729

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,037,543)	$97,085	$(940,458)
Operating costs	$(218,737)	$(5,727)	$(224,464)
Depreciation and amortization	$(139,409)	$(1,007)	$(140,416)
Equity in net earnings from investments	$25,328	$—	$25,328
Capital expenditures	$588,888	$5,394	$594,282
(a) - Noncustomer revenue for the three months ended June 30, 2020, totaled $18.8 million related primarily to gains from derivatives on commodity contracts.

Three Months Ended June 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$312,757	$1,921,564	$—	$2,234,321
Residue natural gas sales	221,333	—	41	221,374
Gathering, processing and exchange services revenue	43,536	105,858	—	149,394
Transportation and storage revenue	—	42,655	117,240	159,895
Other	4,554	2,481	250	7,285
Total revenues (c)	582,180	2,072,558	117,531	2,772,269

Cost of sales and fuel (exclusive of depreciation and operating costs)	(309,745)	(1,629,573)	(1,649)	(1,940,967)
Operating costs	(85,762)	(114,933)	(36,605)	(237,300)
Equity in net earnings (loss) from investments	(1,621)	15,972	19,767	34,118
Noncash compensation expense and other	1,571	2,738	1,500	5,809
Segment adjusted EBITDA	$186,623	$346,762	$100,544	$633,929

Depreciation and amortization	$(53,552)	$(46,346)	$(14,167)	$(114,065)
Capital expenditures	$213,222	$591,762	$21,406	$826,390
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

Three Months Ended June 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,234,321	$(310,527)	$1,923,794
Residue natural gas sales	221,374	—	221,374
Gathering, processing and exchange services revenue	149,394	—	149,394
Transportation and storage revenue	159,895	(3,880)	156,015
Other	7,285	(287)	6,998
Total revenues (a)	$2,772,269	$(314,694)	$2,457,575

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,940,967)	$315,173	$(1,625,794)
Operating costs	$(237,300)	$(413)	$(237,713)
Depreciation and amortization	$(114,065)	$(899)	$(114,964)
Equity in net earnings from investments	$34,118	$—	$34,118
Capital expenditures	$826,390	$4,069	$830,459
(a) - Noncustomer revenue for the three months ended June 30, 2019, totaled $18.6 million related primarily to gains from derivatives on commodity contracts.

Six Months Ended June 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$329,498	$2,771,291	$—	$3,100,789
Residue natural gas sales	339,943	—	2,035	341,978
Gathering, processing and exchange services revenue	73,886	238,710	—	312,596
Transportation and storage revenue	—	91,636	240,141	331,777
Other	6,462	4,669	665	11,796
Total revenues (c)	749,789	3,106,306	242,841	4,098,936

Cost of sales and fuel (exclusive of depreciation and operating costs)	(334,391)	(2,183,908)	(1,707)	(2,520,006)
Operating costs	(163,138)	(196,548)	(66,399)	(426,085)
Equity in net earnings (loss) from investments	(1,343)	23,065	48,233	69,955
Noncash compensation expense and other	(2,520)	(357)	(611)	(3,488)
Segment adjusted EBITDA	$248,397	$748,558	$222,357	$1,219,312

Depreciation and amortization	$(114,175)	$(126,906)	$(29,694)	$(270,775)
Impairment charges	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$2,250	$427,032	$360,753	$790,035
Total assets	$6,426,121	$13,183,168	$2,064,197	$21,673,486
Capital expenditures	$299,781	$1,205,990	$27,500	$1,533,271
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $912.3 million, of which $810.8 million related to revenues within the segment, and cost of sales and fuel of $237.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $153.8 million and cost of sales and fuel of $12.8 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $321.5 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$3,100,789	$(288,439)	$2,812,350
Residue natural gas sales	341,978	(4,963)	337,015
Gathering, processing and exchange services revenue	312,596	—	312,596
Transportation and storage revenue	331,777	(7,436)	324,341
Other	11,796	(697)	11,099
Total revenues (a)	$4,098,936	$(301,535)	$3,797,401

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,520,006)	$302,620	$(2,217,386)
Operating costs	$(426,085)	$(5,419)	$(431,504)
Depreciation and amortization	$(270,775)	$(1,994)	$(272,769)
Impairment charges	$(641,754)	$—	$(641,754)
Equity in net earnings from investments	$69,955	$—	$69,955
Investments in unconsolidated affiliates	$790,035	$—	$790,035
Total assets	$21,673,486	$1,318,981	$22,992,467
Capital expenditures	$1,533,271	$10,690	$1,543,961
(a) - Noncustomer revenue for the six months ended June 30, 2020, totaled $99.0 million related primarily to gains from derivatives on commodity contracts.

Six Months Ended June 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$645,089	$4,079,667	$—	$4,724,756
Residue natural gas sales	540,369	—	1,011	541,380
Gathering, processing and exchange services revenue	83,278	204,392	—	287,670
Transportation and storage revenue	—	94,977	230,105	325,082
Other	8,105	5,022	2,815	15,942
Total revenues (c)	1,276,841	4,384,058	233,931	5,894,830

Cost of sales and fuel (exclusive of depreciation and operating costs)	(760,658)	(3,476,246)	(3,404)	(4,240,308)
Operating costs	(180,009)	(225,371)	(72,873)	(478,253)
Equity in net earnings (loss) from investments	(2,823)	33,516	46,906	77,599
Noncash compensation expense and other	5,516	8,444	2,632	16,592
Segment adjusted EBITDA	$338,867	$724,401	$207,192	$1,270,460

Depreciation and amortization	$(106,233)	$(92,747)	$(28,323)	$(227,303)
Investments in unconsolidated affiliates	$37,793	$443,104	$400,187	$881,084
Total assets	$6,343,968	$10,694,485	$2,083,940	$19,122,393
Capital expenditures	$428,370	$1,231,100	$50,094	$1,709,564
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

Six Months Ended June 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,724,756	$(648,878)	$4,075,878
Residue natural gas sales	541,380	—	541,380
Gathering, processing and exchange services revenue	287,670	—	287,670
Transportation and storage revenue	325,082	(7,817)	317,265
Other	15,942	(602)	15,340
Total revenues (a)	$5,894,830	$(657,297)	$5,237,533

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(4,240,308)	$658,137	$(3,582,171)
Operating costs	$(478,253)	$(201)	$(478,454)
Depreciation and amortization	$(227,303)	$(1,819)	$(229,122)
Equity in net earnings from investments	$77,599	$—	$77,599
Investments in unconsolidated affiliates	$881,084	$—	$881,084
Total assets	$19,122,393	$629,201	$19,751,594
Capital expenditures	$1,709,564	$10,600	$1,720,164
(a) - Noncustomer revenue for the six months ended June 30, 2019, totaled $40.9 million related primarily to gains from derivatives on commodity contracts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Reconciliation of net income (loss) to total segment adjusted EBITDA
Net income (loss)	$134,321	$311,963	$(7,536)	$649,171
Add:
Interest expense, net of capitalized interest	218,968	117,493	359,584	232,913
Depreciation and amortization	140,416	114,964	272,769	229,122
Income tax expense (benefit)	43,140	98,935	(12,255)	176,869
Impairment charges	—	—	641,754	—
Noncash compensation expense (benefit)	957	5,115	(345)	10,655
Other corporate costs and equity AFUDC (a)	(1,578)	(14,541)	(34,659)	(28,270)
Total segment adjusted EBITDA	$536,224	$633,929	$1,219,312	$1,270,460
(a) - The three and six months ended June 30, 2020, include corporate gains of $4.3 million and $20.0 million, respectively, on extinguishment of debt related to open market repurchases.

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

Market Conditions - Late in the first quarter 2020, the energy industry experienced historic events that led to a simultaneous demand and supply shock. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Despite production cuts from many oil producing countries, we are still experiencing global and regional economic disruption due primarily to COVID-19, and although crude oil prices have improved, they remain relatively low. Due to the commodity price environment and continued economic disruption, many of our crude oil and natural gas producers curtailed production, which significantly reduced volumes on our system in the second quarter 2020. However, global and regional economies are beginning to reopen, which, combined with improving crude oil prices, have caused July 2020 production volumes to increase, compared with lows experienced during second quarter 2020, across all our supply basins. Although the extent of the impact on future periods depends upon the recovery of commodity prices, the quantity and duration of production curtailments, and the pace and scale of economic recovery, we expect continued improvement in the second half of 2020, compared with the second quarter 2020, as we anticipate global and regional economies will continue to reopen and the demand for crude oil will continue to increase.

We continue to monitor producers’ drilling, completion and production plans and are evaluating the impact on our future volume expectations. The energy industry has historically experienced down cycles from disruptive events, and as a result, we have previously positioned ourselves to minimize exposure to direct commodity price volatility. Each of our three segment’s earnings are primarily fee-based, and we expect our consolidated earnings to be more than 90% fee-based in 2020. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In addition, although our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk as a result of production curtailments, reduced drilling and completion activity, declining well productivity, severe weather disruptions, operational outages and ethane demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees and the communities where we operate. As always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We are taking actions to continue safe operations, protect our workforce and implement appropriate cost reduction measures. We meaningfully reduced our operating expenses in the first half of 2020, compared with the same period in 2019, primarily as a result of reduced discretionary expenses. In the first quarter 2020, we reduced our planned 2020 capital-growth expenditures by approximately $900 million. We continue to monitor the COVID-19 outbreak and have implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security, and, therefore, our workforce remains fully engaged in the midst of federal government issued guidelines and local government mandated stay-at-home or other safety related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families, and have taken extra precautions for our employees who work in the field or need to report to a ONEOK facility, such as increased facility access restrictions, social distancing and sanitation procedures. We continue to apply risk-management and cybersecurity measures designed to ensure that our systems remain functional in order to both serve our operational needs and to provide service to our customers. We have reduced work performed by contractors and continue to look for opportunities to reduce expenses.

In the first quarter 2020, due to the commodity price and market environment, we experienced a significant decline in our share price and market capitalization, and performed a Step 1 analysis to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment. As a result, we incurred $641.8 million in noncash impairment charges, which had an adverse impact on our financial results for the six months ended June 30, 2020. We expect to maintain sufficient liquidity and financial stability for the remainder of 2020 due to cash on hand from our recent equity issuance, cash flows from operations and full access to our $2.5 Billion Credit Agreement. In the first quarter 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act payroll tax deferral program, which will modestly benefit us, and the 401(k) penalty-free hardship withdrawal and loan deferral programs for employees.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes decreased in the first half of 2020, compared with the same period in 2019, due primarily to production curtailments from many of our crude oil and natural gas producers. The low commodity price environment continues to create challenges for producers, and we expect decreased drilling and completion activities and some sustained production curtailments for the remainder of 2020, compared with 2019. In July 2020, many of our producers have reduced curtailments as prices have strengthened. As prices and volumes continue to strengthen, we have the capacity to benefit from production growth without significant capital investment due to the recent completion of our Demicks Lake I and II natural gas processing plants, which were placed in service in the fourth quarter 2019 and the first quarter 2020, respectively. These plants have increased our total processing capacity to approximately 1.5 Bcf/d in the Williston Basin and will enable us to capture natural gas from producers on our more than 3 million dedicated acres in the Williston Basin.

Production growth may be impacted by the current litigation challenging the continued operation of the Dakota Access Pipeline (DAPL), which transports crude oil from the Williston Basin to markets in the Mid-Continent region and Gulf Coast, which may result in a temporary shut down of the pipeline pending an additional environmental review. If temporarily or permanently shut down, production growth could be limited into 2021 due to increased crude oil transportation costs and capacity constraints in the region. However, we expect limited near-term impact due to alternative available crude pipeline capacity and existing rail infrastructure.

NGLs - In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Rocky Mountain region where volumes were relatively unchanged in the second quarter 2020, compared with the same period in 2019, as production curtailments were offset by increased production from third-party processing plants. Volumes decreased in the second quarter 2020, compared with the first quarter 2020, due primarily to production curtailments. While lower than the high volumes reached in March 2020, average volumes in the Permian Basin increased in the first half of 2020, compared with the same period in 2019, due primarily to increased production from new and existing processing plants.

The low commodity price environment continues to create challenges for producers across our system, and production curtailments and decreased drilling and completion activity could continue for the remainder of 2020, compared with 2019. However, production volumes in July 2020 have increased across all our basins, compared with lows experienced during second quarter 2020, as crude oil prices improved. We expect production growth to resume once economic recovery accelerates and to benefit, without significant capital investment, from our integrated value chain, which was strengthened through our recently completed capital-growth projects. Our Elk Creek pipeline was completed in two phases during the second half of 2019. During the first half of 2020, we completed construction of both our Arbuckle II pipeline as well as our MB-4 fractionator, which has a capacity of 125 MBbl/d and is fully contracted. While production growth may be impacted by the current litigation challenging DAPL, we expect limited near-term impact due to alternative available crude pipeline capacity and existing rail infrastructure for our producers out of the Rocky Mountain region.

Growth Projects - We operate an integrated, reliable and diversified network of natural gas gathering, processing, fractionation, storage and transportation assets connecting NGL supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. Since the beginning of 2018, we have completed several capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure. In the first quarter 2020, due to the decline in commodity prices and economic demand disruptions caused by COVID-19, we reduced our planned 2020 capital-growth expenditures by approximately $900 million. These reductions include the suspension of our announced plans to construct the Demicks Lake III natural gas processing plant, the fourth expansion of the West Texas LPG pipeline system, a reduction in the scope of the expansion of our Elk Creek pipeline and various other paused projects, as noted in the table below, which can be restarted quickly when drilling activity resumes. We spent a majority of our planned 2020 capital expenditures in the first half of 2020. Our announced large capital-growth projects that have recently been completed or are in various stages of construction are outlined in the table below:

Project	Scope	Approximate Costs (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	Completed January 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Paused (b)
	Supported by acreage dedications with long-term primarily fee-based contracts
(a) - Excludes capitalized interest/AFUDC.
(b) - In the first quarter 2020, we paused the majority of construction activities on this project and do not expect to complete construction by the original target completion date.

Project	Scope	Approximate Costs (a)	Completion
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Completed December 2019
	Anchored by long-term contracts
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, and related infrastructure	$1,360	Completed March 2020
	Supported by long-term contracts
	Expansion capability up to 1 MMBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	Completed March 2020 (b)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	Completed June 2020 (c)
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	September 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	First Quarter 2021
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu, Texas
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Paused (d)
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (d)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (d)
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (d)
(a) - Excludes capitalized interest/AFUDC.
(b) - We completed 75 MBbl/d in December 2019 and completed the remaining 50 MBbl/d in March 2020.
(c) - We completed expansions to increase mainline capacity by approximately 45 MBbl/d in the first quarter 2020 and completed the remaining portion of this project in the second quarter 2020, which was delayed due to weather.
(d) - Given the current environment, we paused the majority of construction activities on these projects and do not expect to complete construction by the original target completion dates.

Ethane Production - Ethane volumes under long-term contracts delivered to our NGL system in the second quarter 2020 averaged 365 MBbl/d, compared with 400 MBbl/d in the second quarter 2019, due primarily to changes in ethane extraction economics, and we expect to see volatility of ethane production into 2021.

Debt Issuances and Repayments - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds were used to repay the remaining $1.25 billion outstanding on our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of existing indebtedness and funding capital expenditures.

During the three and six months ended June 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $107.3 million and $174.3 million, respectively, for an aggregate repurchase price of $101.8 million and $152.3 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized a $4.3 million and $20.0 million gain on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and six months ended June 30, 2020, respectively.

Equity Issuances - In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. We expect to use the net proceeds from this offering for general corporate purposes, which could include the repayment of existing indebtedness and the funding of capital expenditures.

Dividends - In February 2020 and May 2020, we paid quarterly dividends of $0.935 per share ($3.74 per share on an annualized basis), which represented increases of 9% and 8% when compared with the dividends paid in the respective quarters in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in July 2020. The quarterly dividend will be paid August 14, 2020, to shareholders of record at the close of business on August 3, 2020.

Impairments - In the first quarter 2020, we evaluated our goodwill, certain long-lived asset groups and equity investments for impairment. Based on the results, we recorded the following impairment charges:

Natural Gas Gathering and Processing - In the first quarter 2020, we recorded $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups that were not recoverable, $153.4 million of noncash impairment charges related to goodwill and $30.5 million of noncash impairment charges related to our 10.2% investment in Venice Energy Services Company.

Natural Gas Liquids - In the first quarter 2020, we recorded $70.2 million of noncash impairment charges related to certain inactive assets and $7.2 million of noncash impairment charges related to our 50% investment in Chisholm Pipeline Company.

For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,343.6	$2,146.8	$3,152.2	$4,619.8	$(803.2)	$(1,467.6)
Services	317.1	310.8	645.2	617.7	6.3	27.5
Total revenues	1,660.7	2,457.6	3,797.4	5,237.5	(796.9)	(1,440.1)
Cost of sales and fuel (exclusive of items shown separately below)	940.5	1,625.8	2,217.4	3,582.2	(685.3)	(1,364.8)
Operating costs	224.4	237.7	431.4	478.4	(13.3)	(47.0)
Depreciation and amortization	140.4	115.0	272.8	229.1	25.4	43.7
Impairment charges	—	—	604.0	—	—	604.0
(Gain) loss on sale of assets	(0.3)	3.0	(0.5)	2.9	3.3	3.4
Operating income	$355.7	$476.1	$272.3	$944.9	$(120.4)	$(672.6)
Equity in net earnings from investments	$25.3	$34.1	$70.0	$77.6	$(8.8)	$(7.6)
Impairment of equity investments	$—	$—	$(37.7)	$—	$—	$37.7
Interest expense, net of capitalized interest	$(219.0)	$(117.5)	$(359.6)	$(232.9)	$101.5	$126.7
Net income (loss)	$134.3	$312.0	$(7.5)	$649.2	$(177.7)	$(656.7)
Adjusted EBITDA	$533.9	$632.4	$1,234.7	$1,269.9	$(98.5)	$(35.2)
Capital expenditures	$594.3	$830.5	$1,544.0	$1,720.2	$(236.2)	$(176.2)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

Operating income decreased for the three months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•
Natural Gas Gathering and Processing - a decrease of $53.1 million due primarily to lower volumes as a result of production curtailments and a decrease of $51.8 million due primarily to lower realized prices;

•
Natural Gas Liquids - a decrease of $32.4 million in optimization and marketing due primarily to lower optimization volumes and narrower location price differentials and $31.3 million in lower exchange services volumes across our system, offset partially by increases in exchange services due to $29.2 million in lower rail transportation and pipeline costs and $15.0 million in higher average fee rates primarily in the Permian Basin; and

•	an increase of $25.4 million in depreciation expense due to capital projects placed in service; offset partially by

•
Natural Gas Pipelines - an increase of $6.4 million from higher transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue; and

•	a decrease of $13.3 million in operating costs due primarily to reduced discretionary expenses and lower materials and supplies expenses.

Operating income decreased for the six months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•	a decrease of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments;

•	an increase of $43.7 million in depreciation expense due to capital projects placed in service; and

•
Natural Gas Gathering and Processing - a decrease of $69.6 million due primarily to lower realized prices and a decrease of $31.1 million due primarily to lower volumes in the Williston Basin and Mid-Continent region as a result of production curtailments; offset partially by

•
Natural Gas Pipelines - an increase of $11.8 million from higher transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue;

•
Natural Gas Liquids - an increase of $105.4 million in exchange services due primarily to lower rail transportation and pipeline costs, higher average fee rates primarily in the Permian Basin and higher volumes primarily in the Rocky Mountain region and Permian Basin, offset partially by a decrease of $93.0 million in optimization and marketing due primarily to narrower location price differentials, lower optimization volumes and lower marketing earnings; and

•
a decrease of $47.0 million in operating costs due primarily to the noncash mark-to-market impact of our share-based deferred compensation plan, reduced discretionary expenses, lower materials and supplies expenses, and lower employee-related costs.

Net income (loss) decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to the items discussed above and higher interest expense related to the settlement of the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments and our underwritten public debt offerings in March and May 2020. The six months ended June 30, 2020, was also impacted by noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by a $20.0 million gain on extinguishment of debt related to open market repurchases and income tax benefits.

Capital expenditures decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to our paused and suspended capital-growth projects related to weakened commodity prices and economic disruptions caused by COVID-19.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. Due to the current commodity price environment and production curtailments from our producers during the second quarter 2020, our contractual fees on these certain POP with fee contracts in the Rocky Mountain region have decreased, which has impacted our 2020 average fee rate. To mitigate the impact of this commodity price exposure, we have hedged a portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2020 and 2021. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate volumetric risk.

Growth Projects - Our Natural Gas Gathering and Processing segment has invested in growth projects in NGL-rich areas in the Williston Basin. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
NGL sales	$94.0	$258.2	$272.4	$545.6	$(164.2)	$(273.2)
Condensate sales	15.6	54.6	57.1	99.5	(39.0)	(42.4)
Residue natural gas sales	150.9	221.3	339.9	540.4	(70.4)	(200.5)
Gathering, compression, dehydration and processing fees and other revenue	39.3	48.1	80.4	91.3	(8.8)	(10.9)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(132.2)	(309.7)	(334.4)	(760.7)	(177.5)	(426.3)
Operating costs, excluding noncash compensation adjustments	(74.7)	(82.5)	(162.4)	(171.8)	(7.8)	(9.4)
Equity in net loss from investments	(2.1)	(1.6)	(1.3)	(2.8)	(0.5)	1.5
Other	(2.1)	(1.8)	(3.3)	(2.6)	(0.3)	(0.7)
Adjusted EBITDA	$88.7	$186.6	$248.4	$338.9	$(97.9)	$(90.5)
Impairment charges	$—	$—	$564.4	$—	$—	$564.4
Capital expenditures	$118.2	$213.2	$299.8	$428.4	$(95.0)	$(128.6)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $97.9 million for the three months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•	a decrease of $53.1 million due primarily to lower volumes in the Williston Basin and Mid-Continent region as a result of production curtailments; and

•	a decrease of $51.8 million due primarily to lower realized prices impacting our POP with fee contracts; offset partially by

•	a decrease of $7.8 million in operating costs due primarily to lower materials and supplies expenses and reduced discretionary expenses.

Adjusted EBITDA decreased $90.5 million for the six months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•	a decrease of $69.6 million due primarily to lower realized prices impacting our POP with fee contracts; and

•	a decrease of $31.1 million due primarily to lower volumes in the Williston Basin and Mid-Continent region as a result of production curtailments; offset partially by

•	a decrease of $9.4 million in operating costs due primarily to lower materials and supplies expenses, reduced discretionary expenses and lower employee-related costs.

The six months ended June 30, 2020, includes $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin that were not recoverable, a $153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to capital-growth projects completed in 2019 and early 2020, as well as several paused capital-growth projects in 2020 to enhance our financial strength and flexibility during this period of market uncertainty.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2020	2019	2020	2019
Natural gas gathered (BBtu/d)	2,225	2,762	2,497	2,699
Natural gas processed (BBtu/d) (b)	2,067	2,563	2,317	2,503
NGL sales (MBbl/d)	180	223	210	218
Residue natural gas sales (BBtu/d) (b)	1,084	1,230	1,142	1,180
Average fee rate ($/MMBtu)	$0.71	$0.93	$0.78	$0.92
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered, natural gas processed, NGL sales and residue natural gas sales volumes decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to production curtailments from some of our crude oil and natural gas producers. Our average fee rate decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to production curtailments on large producer contracts with higher fees and lower POP components in the Williston Basin.

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

In the six months ended June 30, 2020, we connected two third-party natural gas processing plants in the Permian Basin to our NGL system. In addition, one affiliate and two third-party natural gas processing plants in the Rocky Mountain region and one third-party natural gas processing plant in the Mid-Continent region connected to our system were expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,174.6	$1,921.6	$2,771.3	$4,079.7	$(747.0)	$(1,308.4)
Exchange service revenues and other	120.3	108.3	243.4	209.4	12.0	34.0
Transportation and storage revenues	40.9	42.7	91.6	95.0	(1.8)	(3.4)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(905.2)	(1,629.6)	(2,183.9)	(3,476.2)	(724.4)	(1,292.3)
Operating costs, excluding noncash compensation adjustments	(99.2)	(110.3)	(193.6)	(213.6)	(11.1)	(20.0)
Equity in net earnings from investments	7.8	16.0	23.1	33.5	(8.2)	(10.4)
Other	(1.6)	(1.9)	(3.3)	(3.4)	0.3	0.1
Adjusted EBITDA	$337.6	$346.8	$748.6	$724.4	$(9.2)	$24.2
Impairment charges	$—	$—	$77.4	$—	$—	$77.4
Capital expenditures	$459.8	$591.8	$1,206.0	$1,231.1	$(132.0)	$(25.1)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $9.2 million for the three months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•
a decrease of $32.4 million in optimization and marketing due primarily to a decrease of $22.2 million due to lower optimization volumes and narrower location price differentials and a decrease of $11.0 million due to narrower product price differentials; and

•	a decrease of $8.2 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline; offset partially by

•
an increase of $16.4 million in exchange services due to $29.2 million in lower rail transportation and pipeline costs, $15.0 million in higher average fee rates primarily in the Permian Basin and $8.2 million in fees charged to customers with minimum volume obligations primarily in the Rocky Mountain region, offset partially by $31.3 million in lower volumes across our system and $5.2 million in narrower product price differentials; and

•	a decrease of $11.1 million in operating costs due primarily to reduced discretionary expenses.

Adjusted EBITDA increased $24.2 million for the six months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•
an increase of $105.4 million in exchange services due to $47.4 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, $40.1 million in lower rail transportation and pipeline costs, $33.0 million in higher average fee rates primarily in the Permian Basin, $15.8 million in higher fees charged to customers with minimum volume obligations primarily in the Rocky Mountain region and $7.9 million related to lower unfractionated NGLs held in inventory, offset partially by $26.1 million in lower volumes in the Mid-Continent region and $10.6 million in narrower product price differentials; and

•	a decrease of $20.0 million in operating costs due primarily to reduced discretionary expenses and lower employee-related costs; offset partially by

•
a decrease of $93.0 million in optimization and marketing due primarily to a decrease of $51.2 million related to narrower location price differentials and lower optimization volumes, lower marketing earnings of $30.3 million due to the timing of purity NGL inventory sales and changes in the value of NGLs held in inventory, and a decrease of $13.8 million due to narrower product price differentials; and

•	a decrease of $10.4 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The six months ended June 30, 2020, includes $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to completed and paused capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2020	2019	2020	2019
Raw feed throughput (MBbl/d) (a)	1,010	1,108	1,050	1,068
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.06	$0.01	$0.08
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily in the Mid-Continent region and the Barnett Shale due to decreased producer activity and curtailed production, offset partially by increased production due to new and existing processing plants in the Permian Basin.

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

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$104.8	$99.8	$206.7	$193.8	$5.0	$12.9
Storage revenues	17.0	17.4	33.4	36.3	(0.4)	(2.9)
Residue natural gas sales and other revenues	0.3	0.3	2.7	3.8	—	(1.1)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(0.2)	(1.6)	(1.7)	(3.4)	(1.4)	(1.7)
Operating costs, excluding noncash compensation adjustments	(30.9)	(35.3)	(65.6)	(69.5)	(4.4)	(3.9)
Equity in net earnings from investments	19.7	19.8	48.2	46.9	(0.1)	1.3
Other	(0.9)	0.1	(1.3)	(0.7)	(1.0)	(0.6)
Adjusted EBITDA	$109.8	$100.5	$222.4	$207.2	$9.3	$15.2
Capital expenditures	$10.9	$21.4	$27.5	$50.1	$(10.5)	$(22.6)
See reconciliation of net income (loss) to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $9.3 million for the three months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•
an increase of $6.4 million from higher transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue; and

•	a decrease of $4.4 million in operating costs due primarily to reduced discretionary expenses and lower supplies.

Adjusted EBITDA increased $15.2 million for the six months ended June 30, 2020, compared with the same period in 2019, primarily as a result of the following:

•
an increase of $11.8 million from higher transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue; and

•	a decrease of $3.9 million in operating costs due primarily to lower supplies and employee-related costs.

Capital expenditures decreased for the three and six months ended June 30, 2020, compared with the same periods in 2019, due primarily to the completion of our expansion projects in 2019.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2020	2019	2020	2019
Natural gas transportation capacity contracted (MDth/d)	7,314	7,595	7,553	7,538
Transportation capacity contracted	94%	98%	97%	98%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted decreased for the three months ended June 30, 2020, compared with the same period in 2019, due to a contract settlement and a decline in demand for our services.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

In June 2019, our subsidiary, Viking Gas Transmission Company (Viking), filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2020, Viking filed a Stipulation and Offer of Settlement (Settlement) with the FERC for approval. The FERC accepted the Settlement in July 2020, which we do not expect will impact materially our results of operations.

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

The following table sets forth a reconciliation of net income (loss), the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of net income (loss) to adjusted EBITDA	(Thousands of dollars)
Net income (loss)	$134,321	$311,963	$(7,536)	$649,171
Add:
Interest expense, net of capitalized interest	218,968	117,493	359,584	232,913
Depreciation and amortization	140,416	114,964	272,769	229,122
Income tax expense (benefit)	43,140	98,935	(12,255)	176,869
Impairment charges	—	—	641,754	—
Noncash compensation expense (benefit) (a)	957	5,115	(345)	10,655
Equity AFUDC and other noncash items	(3,853)	(16,047)	(19,262)	(28,825)
Adjusted EBITDA	$533,949	$632,423	$1,234,709	$1,269,905
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$88,749	$186,623	$248,397	$338,867
Natural Gas Liquids	337,642	346,762	748,558	724,401
Natural Gas Pipelines	109,833	100,544	222,357	207,192
Other (b)	(2,275)	(1,506)	15,397	(555)
Adjusted EBITDA	$533,949	$632,423	$1,234,709	$1,269,905
(a) - The three and six months ended June 30, 2020, include a loss of $4.4 million and benefit of $14.4 million, respectively, related to the mark-to-market of ONEOK’s share-based deferred compensation plan.
(b) - The three and six months ended June 30, 2020, include corporate gains of $4.3 million and $20.0 million, respectively, on extinguishment of debt related to open market repurchases.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows for the remainder of 2020 primarily related to dividends paid to shareholders and interest. We expect our cash outflows related to capital expenditures to decrease for the remainder of 2020 due to our completed capital-growth projects in early 2020 and capital-growth projects currently suspended and paused.

We expect our sources of cash inflows to provide sufficient resources to finance our operations and quarterly cash dividends. We believe we have sufficient liquidity in this challenging market environment due to our $2.5 Billion Credit Agreement, which expires in June 2024, cash on hand from our recent equity issuance and access to $1.0 billion available through our “at-the-market” equity program.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of June 30, 2020, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At June 30, 2020, we had no borrowings under our $2.5 Billion Credit Agreement and $945.7 million of cash and cash equivalents.

As of June 30, 2020, we had a working capital surplus of $906.8 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) the collection and payment of accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to repay long-term debt and finance our capital-growth projects.

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

Debt Issuances - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds were used to repay the outstanding borrowings under our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds were used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of other existing indebtedness and funding capital expenditures.

Debt Repayments - In May 2020, we repaid the remaining $1.25 billion of our $1.5 Billion Term Loan Agreement with cash on hand from our May 2020 public offering of $1.5 billion senior unsecured notes.

During the three and six months ended June 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $107.3 million and $174.3 million, respectively, for an aggregate repurchase price of $101.8 million and $152.3 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized a $4.3 million and $20.0 million gain on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and six months ended June 30, 2020, respectively. We may continue to repurchase debt securities issued by us and our affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as we may from time to time determine for cash or other consideration.

For additional information on our long-term debt, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity Issuances - In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. We expect to use the net proceeds from this offering for general corporate purposes, which could include repayment of existing indebtedness and the funding of capital expenditures.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $1.5 billion and $1.7 billion for the six months ended June 30, 2020 and 2019, respectively.

Capital expenditures for the second half of 2020 are expected to range from approximately $300 million to $400 million. See discussion of our announced capital-growth projects in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of July 20, 2020, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Stable
S&P	BBB	A-2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. Although we are in the midst of a challenging market environment, our credit ratings have not been materially affected. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2024. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2020 and May 2020, we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis). A dividend of $0.935 per share was declared for the shareholders of record at the close of business on August 3, 2020, payable August 14, 2020.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020 and May 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2020.

For the six months ended June 30, 2020, our cash dividends paid exceeded our cash flows from operations by $37.5 million, and, as a result, we utilized cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends. We expect increases in cash flows from operations in the remainder of 2020 as we anticipate commodity prices will begin to recover, global and regional economies will continue to reopen and the demand for crude oil will continue to increase. In the event that recovery is slower than expected, we believe we have sufficient liquidity in this challenging market environment from our $2.5 Billion Credit Agreement and cash on hand.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2020 vs. 2019
	June 30,		Favorable (Unfavorable)
	2020	2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$736.4	$968.0	$(231.6)
Investing activities	(1,554.9)	(1,632.1)	77.2
Financing activities	1,743.2	925.5	817.7
Change in cash and cash equivalents	924.7	261.4	663.3
Cash and cash equivalents at beginning of period	21.0	12.0	9.0
Cash and cash equivalents at end of period	$945.7	$273.4	$672.3

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2020, decreased $169.1 million, compared with the same period in 2019. This decrease is due primarily to lower volumes and lower realized prices in our Natural Gas Gathering and Processing segment and lower optimization and marketing earnings in our Natural Gas Liquids segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $132.8 million for the six months ended June 30, 2020, compared with a decrease of $70.3 million for the same period in 2019. This decrease is due primarily to changes in the fair value of risk-management assets and liabilities and NGLs and natural gas in storage, which vary from period to period and with changes in commodity prices. The fair value of risk-management assets and liabilities is also impacted by changes in interest rates. This decrease is offset partially by the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2020, decreased $77.2 million compared with the same period in 2019, due primarily to reduced capital expenditures related to our completed, paused and suspended capital-growth projects.

Financing Cash Flows - Cash from financing activities for the six months ended June 30, 2020, increased $817.7 million compared with the same period in 2019, due primarily to the issuance of common stock in June 2020 and issuances of $3.25 billion in senior unsecured notes in 2020 compared with $2.2 billion of debt issuances in 2019, offset partially by the repayment of short-term borrowings and long-term debt.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•
the impact on drilling and production by factors beyond our control, including the demand for natural gas and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;

•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;

•
the length, severity and reemergence of a pandemic or other health crisis, such as the recent outbreak of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course for an extended period and increase the cost of operating our business;

•
the timing and extent of changes in energy commodity prices, including changes due to production decisions by other countries, such as the failure of countries to abide by recent agreements to reduce production volumes;

•	economic climate and growth in the geographic areas in which we operate;

•
risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines that outpace new drilling, the shutting-in of production by producers, actions taken by federal, state or local governments to require producers to prorate or to cut their production levels as a way to address any excess market supply situations or extended periods of ethane rejection;

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

•
the risk inherent in the use of information systems in our respective businesses and those of our counterparties and service providers, including cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 pandemic; implementation of new software and hardware; and the impact on the timeliness of information for financial reporting;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

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

Although our businesses are primarily fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In the current commodity price environment, our contractual fees on these certain POP with fee contracts have decreased, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.
The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.3	$0.55	/ gallon	71%
Condensate (MBbl/d) - WTI-NYMEX	2.9	$54.08	/ Bbl	97%
Natural gas (BBtu/d) - NYMEX and basis	114.9	$2.39	/ MMBtu	90%

	Year Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	3.0	$0.46	/ gallon	21%
Natural gas (BBtu/d) - NYMEX and basis	66.4	$2.41	/ MMBtu	53%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2020. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the six months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $1.1 million and $2.2 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $0.6 million and $1.1 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $2.3 million and $4.6 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes. In May 2020, we settled the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments.

At June 30, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of June 30, 2020. All of our interest-rate swaps are designated as cash flow hedges.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note N of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic and recent energy industry developments have affected adversely, and could continue to affect adversely, our results of operations.

The COVID-19 pandemic has led to global and regional economic disruption, volatility in the financial markets and a weakened commodity price environment. The outbreak and government measures taken in response, including extended quarantines, closures and reduced operations of businesses have also had a significant adverse impact, both direct and indirect, on our business and the economy. Due to reductions in economic activity, the world is experiencing reduced demand for refined products, NGLs and natural gas, and weakened commodity prices, which has affected adversely our operations. Continuing uncertainty regarding the global impact of the COVID-19 impact is likely to result in reduced demand for the services we provide. We may also experience disruptions to supply chains and the availability and efficiency of our workforce as a result of the pandemic, which could affect adversely our ability to conduct our business and operations. Moreover, the uncertainty regarding the duration and long-term impact of the COVID-19 pandemic could further impact our access to capital markets. The spread of COVID-19 may also cause other unpredictable or unforeseen events that may affect adversely our results of operations.

Volatility in commodity prices may continue to have an impact on many of our counterparties, which, in turn, could have a negative impact on their ability to meet their obligations to us. For example, in March 2020, unsuccessful negotiations between the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts resulted in a price war between Saudi Arabia and Russia. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. However, further negotiations in April 2020 resulted in an agreement to reduce production volumes. Failure to abide by these agreed-upon crude oil production cuts may further destabilize the global oil market, which is simultaneously experiencing a limitation on crude oil storage capacity and a dramatic decrease in demand due to COVID-19, and crude oil prices may continue to decline. Recently, OPEC and Russia agreed to an ease in crude oil production cuts, and these increased volumes could further negatively impact our counterparties. If adverse global or regional economic and market conditions remain uncertain or persist, spread or deteriorate further, we may continue to experience an adverse impact on our business, results of operations, financial position, cash flows and/or liquidity.

Our investors should consider additional risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Additionally, the impact of the COVID-19 pandemic could exacerbate many of the risks identified in our Annual Report. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. Even after the COVID-19 pandemic has moderated and business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, operating results, cash flows and/or financial condition resulting from economic slowdown that is expected to persist. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should consider carefully the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

4.1
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 5.850% Notes due 2026 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed May 7, 2020 (File No. 1-13643)).

4.2
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 6.350% Notes due 2031 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed May 7, 2020 (File No. 1-13643)).

4.3
Eighteenth Supplemental indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to 7.150% Notes due 2051 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed May 7, 2020 (File No. 1-13643)).

10.1
Underwriting Agreement, dated May 4, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Citigroup Global Markets Inc., BofA Securities, Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed May 7, 2020 (File No. 1-13643)).

10.2
Underwriting Agreement, dated June 11, 2020, among ONEOK, Inc., and Barclays Capital Inc., J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed June 16, 2020 (File No. 1-13643)).

10.3
Second Amendment to Credit Agreement, dated as of June 26, 2020, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed June 30, 2020 (File No. 1-13643).

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Balance Sheets at June 30, 2020, and December 31, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: July 29, 2020	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)