Form 10-Q
period 2020-09-30
ONEOK INC /NEW/
filed 2020-10-28
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.
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

On October 19, 2020, the Company had 444,397,414 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report, Response to COVID-19 and the written charter of our Audit Committee also are available on our website, and we will provide copies of these documents upon request.

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

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,852,198	$1,947,834	$5,004,375	$6,567,634
Services	322,066	315,394	967,290	933,127
Total revenues (Note L)	2,174,264	2,263,228	5,971,665	7,500,761
Cost of sales and fuel (exclusive of items shown separately below)	1,265,674	1,414,528	3,483,060	4,996,699
Operations and maintenance	173,548	218,305	538,782	632,332
Depreciation and amortization	153,245	121,430	426,014	350,552
Impairment charges (Note A)	—	—	604,024	—
General taxes	31,381	26,830	97,651	91,257
(Gain) loss on sale of assets	(17)	(16)	(560)	2,882
Operating income	550,433	482,151	822,694	1,427,039
Equity in net earnings from investments (Note I)	38,046	37,576	108,001	115,175
Impairment of equity investments (Note A)	—	—	(37,730)	—
Allowance for equity funds used during construction	3,084	15,792	22,347	45,175
Other income	8,175	6,643	34,390	21,685
Other expense	(4,496)	(6,065)	(14,667)	(14,024)
Interest expense (net of capitalized interest of $13,821, $27,610, $61,439 and $73,601, respectively)	(176,371)	(129,577)	(535,955)	(362,490)
Income before income taxes	418,871	406,520	399,080	1,232,560
Income taxes	(106,555)	(97,365)	(94,300)	(274,234)
Net income	312,316	309,155	304,780	958,326
Less: Preferred stock dividends	275	275	825	825
Net income available to common shareholders	$312,041	$308,880	$303,955	$957,501

Basic earnings per common share (Note G)	$0.70	$0.75	$0.71	$2.32

Diluted earnings per common share (Note G)	$0.70	$0.74	$0.71	$2.31
Average shares (thousands)
Basic	445,103	413,816	426,369	413,443
Diluted	445,510	415,578	426,997	415,277
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars)
Net income	$312,316	$309,155	$304,780	$958,326
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $4,704, $22,050, $50,307 and $59,679, respectively	(15,750)	(73,822)	(168,421)	(199,795)
Derivative amounts reclassified to net income, net of tax of $(3,038), $2,673, $(3,360) and $8,654, respectively	5,361	(8,952)	11,210	(29,748)
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,064), $(737), $(3,192) and $(2,172), respectively	3,562	2,465	10,685	7,271
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(332), $1,314, $3,015 and $3,164, respectively	1,112	(4,399)	(10,092)	(10,593)
Total other comprehensive loss, net of tax	(5,715)	(84,708)	(156,618)	(232,865)
Comprehensive income	$306,601	$224,447	$148,162	$725,461
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$447,129	$20,958
Accounts receivable, net	717,852	835,121
Materials and supplies	158,950	201,749
NGLs and natural gas in storage	300,577	304,926
Commodity imbalances	13,289	25,267
Other current assets	83,565	82,313
Total current assets	1,721,362	1,470,334
Property, plant and equipment
Property, plant and equipment	22,803,167	22,051,492
Accumulated depreciation and amortization	3,773,852	3,702,807
Net property, plant and equipment	19,029,315	18,348,685
Investments and other assets
Investments in unconsolidated affiliates (Note A)	790,373	861,844
Goodwill and intangible assets (Note A)	776,330	957,833
Other assets	463,496	173,425
Total investments and other assets	2,030,199	1,993,102
Total assets	$22,780,876	$21,812,121

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2020	2019
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$7,650	$7,650
Short-term borrowings (Note D)	—	220,000
Accounts payable	624,483	1,209,900
Commodity imbalances	125,955	104,480
Accrued taxes	103,778	75,422
Accrued interest	140,506	190,750
Operating lease liability (Note K)	13,646	1,883
Other current liabilities	78,124	210,213
Total current liabilities	1,094,142	2,020,298
Long-term debt, excluding current maturities (Note D)	14,249,339	12,479,757
Deferred credits and other liabilities
Deferred income taxes	582,334	536,063
Operating lease liability (Note K)	90,806	13,509
Other deferred credits	618,143	536,543
Total deferred credits and other liabilities	1,291,283	1,086,115
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at September 30, 2020, and December 31, 2019	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 474,916,234 shares and outstanding 444,392,615 shares at September 30, 2020; issued 445,016,234 shares and outstanding 413,239,050 shares at December 31, 2019	4,749	4,450
Paid-in capital	7,448,484	7,403,895
Accumulated other comprehensive loss (Note F)	(530,618)	(374,000)
Retained earnings	—	—
Treasury stock, at cost: 30,523,619 shares at September 30, 2020, and 31,777,184 shares at December 31, 2019	(776,503)	(808,394)
Total equity	6,146,112	6,225,951
Total liabilities and equity	$22,780,876	$21,812,121
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income	$304,780	$958,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426,014	350,552
Impairment charges	641,754	—
Equity in net earnings from investments	(108,001)	(115,175)
Distributions received from unconsolidated affiliates	109,595	121,176
Deferred income tax expense	93,174	269,488
Other, net	(17,599)	(18,337)
Changes in assets and liabilities:
Accounts receivable	111,629	100,250
NGLs and natural gas in storage	4,349	13,122
Accounts payable	(198,809)	(162,806)
Accrued interest	(50,244)	(39,314)
Risk-management assets and liabilities	(136,543)	(93,244)
Other assets and liabilities, net	(76,971)	(57,193)
Cash provided by operating activities	1,103,128	1,326,845
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,924,003)	(2,739,338)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	22,280	82,171
Other, net	(80,148)	9,293
Cash used in investing activities	(1,981,871)	(2,647,874)
Financing activities
Dividends paid	(1,189,575)	(1,079,379)
Repayment of short-term borrowings, net	(220,000)	—
Issuance of long-term debt, net of discounts	3,244,777	4,185,435
Debt financing costs	(28,324)	(29,777)
Repayment of long-term debt	(1,433,480)	(1,055,436)
Issuance of common stock	959,653	19,333
Other	(28,137)	(57,813)
Cash provided by financing activities	1,304,914	1,982,363
Change in cash and cash equivalents	426,171	661,334
Cash and cash equivalents at beginning of period	20,958	11,975
Cash and cash equivalents at end of period	$447,129	$673,309
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	445,016,234	20,000	$4,450	$—	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	445,016,234	20,000	$4,450	$—	$6,989,453
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	(275)
Common stock issued	29,900,000	—	299	—	939,038
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(387,037)
Other, net	—	—	—	—	8,652
June 30, 2020	474,916,234	20,000	$4,749	$—	$7,549,831
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	803
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(110,948)
Other, net	—	—	—	—	8,798
September 30, 2020	474,916,234	20,000	$4,749	$—	$7,448,484

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss (Note F)	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share (Note E)	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641
Net income	—	134,321	—	134,321
Other comprehensive loss (Note F)	(25,517)	—	—	(25,517)
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	(275)
Common stock issued	—	—	10,530	949,867
Common stock dividends - $0.935 per share (Note E)	—	—	—	(387,037)
Other, net	—	—	—	8,652
June 30, 2020	$(524,903)	$(7,536)	$(781,489)	$6,240,652
Net income	—	312,316	—	312,316
Other comprehensive loss (Note F)	(5,715)	—	—	(5,715)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	4,986	5,789
Common stock dividends - $0.935 per share (Note E)	—	(304,505)	—	(415,453)
Other, net	—	—	—	8,798
September 30, 2020	$(530,618)	$—	$(776,503)	$6,146,112
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	445,016,234	20,000	$4,450	$—	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(24,779)
Common stock dividends - $0.86 per share	—	—	—	—	(17,438)
Other, net	—	—	—	—	(45,074)
March 31, 2019	445,016,234	20,000	$4,450	$—	$7,527,847
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	6,335
Common stock dividends - $0.865 per share	—	—	—	—	(45,728)
Other, net	—	—	—	—	7,004
June 30, 2019	445,016,234	20,000	$4,450	$—	$7,495,458
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	4,238
Common stock dividends - $0.89 per share	—	—	—	—	(58,960)
Other, net	—	—	—	—	7,363
September 30, 2019	445,016,234	20,000	$4,450	$—	$7,448,099

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	(67)	—	(67)
Net income	—	337,208	—	337,208
Other comprehensive loss	(81,285)	—	—	(81,285)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	31,039	6,260
Common stock dividends - $0.86 per share	—	(336,866)	—	(354,304)
Other, net	—	—	—	(45,074)
March 31, 2019	$(269,524)	$—	$(820,767)	$6,442,006
Net income	—	311,963	—	311,963
Other comprehensive loss	(66,872)	—	—	(66,872)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	5,391	11,726
Common stock dividends - $0.865 per share	—	(311,688)	—	(357,416)
Other, net	—	—	—	7,004
June 30, 2019	$(336,396)	$—	$(815,376)	$6,348,136
Net income	—	309,155	—	309,155
Other comprehensive loss	(84,708)	—	—	(84,708)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	2,837	7,075
Common stock dividends - $0.89 per share	—	(308,880)	—	(367,840)
Other, net	—	—	—	7,363
September 30, 2019	$(421,104)	$—	$(812,539)	$6,218,906
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2020, we assessed qualitative factors subsequent to our first quarter 2020 impairment charges discussed below, to determine whether it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were not less than their respective carrying value, no further testing was necessary and goodwill was not considered impaired. At July 1, 2020, there was no remaining goodwill associated with our Natural Gas Gathering and Processing reporting unit.

Impairment Charges - Late in the first quarter 2020, we experienced a significant decline in our share price and market capitalization as the energy industry experienced historic events that led to a simultaneous demand and supply disruption. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Based on these events, we performed a Step 1 analysis in the first quarter 2020 to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment.

Goodwill - In the Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. In January 2020, we adopted ASU 2017-04 in which the requirement to calculate the implied fair value of goodwill under the two-step impairment test was eliminated.

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

Based on the results of our impairment test, we concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million, which is included within impairment charges in our Consolidated Statement of Income for the nine months ended September 30, 2020. The estimated fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units substantially exceeded their respective carrying values.

The following table sets forth our goodwill, by segment, for the periods indicated:

	September 30, 2020	December 31, 2019
	(Thousands of dollars)
Natural Gas Gathering and Processing	$—	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$680,996

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

In the first quarter 2020, we evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin, where lower pricing impacted drilling and production levels, were not recoverable and exceeded their estimated fair value. We recorded noncash impairment charges of $380.5 million, which includes impairment to intangible assets of $19.9 million related to supply contracts. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $70.2 million related to certain inactive assets, as our expectation for future use of the assets changed. These charges are included within impairment charges in our Consolidated Statement of Income for the nine months ended September 30, 2020.

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

In the first quarter 2020, we evaluated our investments in unconsolidated affiliates and concluded that the carrying value of our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment exceeded its estimated fair value, resulting in a noncash impairment charge of $30.5 million, which includes an impairment to our equity-method goodwill of $22.3 million. We also concluded that the carrying value of our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment exceeded its estimated fair value, resulting in a noncash impairment charge of $7.2 million. These impairment charges are included within impairment of equity investments in our Consolidated Statement of Income for the nine months ended September 30, 2020.

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

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.	First quarter 2020	The impact of adopting this standard was not material.
ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”	The standard simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill under step 2. Instead, an entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard does not change step zero or step 1 assessments.	First quarter 2020	We adopted and implemented this standard prior to recording noncash impairment charges related to our goodwill, as described above.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”	The standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met.	First quarter 2020	The impact of adopting this standard was not material.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:
•Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets. These balances are composed predominantly of exchange-traded derivative contracts for natural gas and crude oil.
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of over-the-counter interest-rate derivatives.
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at September 30, 2020, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are primarily accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2020
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$4,963	$—	$41,896	$46,859	$(46,859)	$—
Total derivative assets	$4,963	$—	$41,896	$46,859	$(46,859)	$—
Derivative liabilities
Commodity contracts
Financial contracts	$(13,509)	$—	$(47,240)	$(60,749)	$60,749	$—
Interest-rate contracts	—	(231,991)	—	(231,991)	—	(231,991)
Total derivative liabilities	$(13,509)	$(231,991)	$(47,240)	$(292,740)	$60,749	$(231,991)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2020, we held no cash and posted $48.2 million of cash with various counterparties, including $13.9 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $34.3 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2020	2019	2020	2019
	(Thousands of dollars)
Net assets at beginning of period	$5,583	$19,274	$30,772	$40,484
Total changes in fair value:
Settlements included in net income (a)	(6,194)	(12,380)	(29,471)	(38,044)
New Level 3 derivatives included in other comprehensive loss (b)	(2,033)	2,728	(5,140)	17,528
Unrealized change included in other comprehensive loss (b)	(2,700)	18,593	(1,505)	8,247
Net assets (liabilities) at end of period	$(5,344)	$28,215	$(5,344)	$28,215
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2020 and 2019, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $14.9 billion and $13.8 billion at September 30, 2020, and December 31, 2019, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.3 billion and $12.5 billion at September 30, 2020, and December 31, 2019, respectively. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate. We may use the following commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:
•Futures contracts - Standardized contracts to purchase or sell natural gas and crude oil for future delivery or settlement under the provisions of exchange regulations;
•Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, crude oil or NGLs for future physical delivery. These contracts are typically nontransferable and can only be canceled with the consent of both parties;
•Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability; and
•Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange-traded or customized and nonexchange-traded.

We may also use other instruments, including collars, to mitigate commodity price risk. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these certain POP with fee contracts may decrease, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At September 30, 2020, and December 31, 2019, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In March 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of

$1.75 billion senior unsecured notes resulting in a loss of $152.5 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. In May 2020, we settled the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments resulting in a loss of $48.3 million, which was recognized into interest expense upon repayment of our $1.5 Billion Term Loan Agreement.

At September 30, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of September 30, 2020. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		September 30, 2020		December 31, 2019
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)	Other current assets	$46,451	$(60,373)	$64,858	$(26,997)
	Other deferred credits	—	—	1,591	(2,599)
Interest-rate contracts	Other current liabilities	—	—	—	(90,161)
	Other assets/other deferred credits	—	(231,991)	581	(111,780)
Total derivatives designated as hedging instruments		46,451	(292,364)	67,030	(231,537)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		408	(376)	—	—
Total derivatives not designated as hedging instruments		408	(376)	—	—
Total derivatives		$46,859	$(292,740)	$67,030	$(231,537)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At September 30, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by $13.9 million of cash collateral.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2020		December 31, 2019
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	1.7	(40.9)	—	(59.0)
- Crude oil and NGLs (MMBbl)	Futures	15.3	(22.7)	7.9	(17.4)
Basis
- Natural gas (Bcf)	Futures	1.7	(40.9)	—	(59.0)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$—	$3.1	$—

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures	1.5	(1.5)	—	—
- Crude oil and NGLs (MMBbl)	Futures	0.2	(0.2)	—	—
Basis
- Natural gas (Bcf)	Futures	1.5	(1.5)	—	—

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

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Commodity contracts	$(29,667)	$32,169	$18,472	$43,877
Interest-rate contracts	9,213	(128,041)	(237,200)	(303,351)
Total unrealized change in fair value of cash flow hedges in other comprehensive loss	$(20,454)	$(95,872)	$(218,728)	$(259,474)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$2,167	$38,234	$100,304	$85,375
	Cost of sales and fuel	(1,568)	(19,706)	(31,057)	(32,751)
Interest-rate contracts (a)	Interest expense	(8,998)	(6,903)	(83,817)	(14,222)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(8,399)	$11,625	$(14,570)	$38,402
(a) - The nine months ended September 30, 2020, includes a loss of $48.3 million on the settlement of our remaining $1.3 billion interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or Intercontinental Exchange (ICE) clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2020.

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

At September 30, 2020, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2020	December 31, 2019
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.16% as of December 31, 2019	$—	$220,000
Senior unsecured obligations:
$1,500,000 term loan at 2.7% as of December 31, 2019, due November 2021	—	1,250,000
$700,000 at 4.25% due February 2022	547,397	547,397
$900,000 at 3.375% due October 2022	900,000	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	—
$600,000 at 5.85% due January 2026	600,000	—
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	750,000
$850,000 at 3.1% due March 2030	780,093	—
$600,000 at 6.35% due January 2031	600,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	723,736	750,000
$500,000 at 4.5% due March 2050	453,585	—
$300,000 at 7.15% due January 2051	300,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	15,570	21,307
Total debt	14,385,638	12,813,704
Unamortized portion of terminated swaps	13,743	15,032
Unamortized debt issuance costs and discounts	(142,392)	(121,329)
Current maturities of long-term debt	(7,650)	(7,650)
Short-term borrowings (a)	—	(220,000)
Long-term debt	$14,249,339	$12,479,757
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at September 30, 2020. In June 2020, we amended the $2.5 Billion Credit Agreement by, among other things, modifying the leverage ratio so that we may net up to $700 million of cash on hand against our consolidated indebtedness for purposes of calculating the ratio’s numerator for the fiscal quarters ending June 30, 2020, September 30, 2020, and December 31, 2020. At September 30, 2020, we had no outstanding borrowings, our ratio of net indebtedness to adjusted EBITDA was 4.6 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

In October 2020, we acquired additional interests in one of our equity investments and a related asset for $27 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the fourth quarter 2020 and the two following quarters.

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

During the three and nine months ended September 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $28.0 million and $202.3 million, respectively, for an aggregate repurchase price of $25.4 million and $177.7 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized $2.2 million and $22.2 million of gains on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and nine months ended September 30, 2020, respectively.

Debt Guarantees - We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

For additional discussion of our $2.5 Billion Credit Agreement, see Note F of the Notes to Consolidated Financial Statements in our Annual Report.

E.    EQUITY

Equity Issuances - In July 2020, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate offering price of $1.0 billion. The program allows us to offer and sell common stock at prices we deem appropriate through a sales agent, in forward sales transactions through a forward seller or directly to one or more of the program’s managers acting as principals. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. No shares have been sold through our “at-the-market” program as of the date of this report.

In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds were, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock in February 2020, May 2020 and August 2020 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on November 2, 2020, payable November 13, 2020.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020, May 2020 and August 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 13, 2020.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2020	$(233,520)	$(131,481)	$(8,999)	$(374,000)
Other comprehensive income (loss) before reclassifications	(168,421)	59	(10,893)	(179,255)
Amounts reclassified to net income (c)	11,210	10,626	801	22,637
Other comprehensive income (loss)	(157,211)	10,685	(10,092)	(156,618)
September 30, 2020	$(390,731)	$(120,796)	$(19,091)	$(530,618)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at September 30, 2020, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 15 months (b)	$(10,988)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(201,110)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(178,633)
Accumulated other comprehensive loss at September 30, 2020	$(390,731)
(a) - All amounts are presented net of tax.
(b) - Based on September 30, 2020, commodity prices, we expect $8.4 million in net losses, net of tax, over the next 12 months and $2.6 million in net losses, net of tax, thereafter.
(c) - We expect net losses of $30.3 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$312,041	445,103	$0.70
Diluted EPS
Effect of dilutive securities	—	407
Net income available for common stock and common stock equivalents	$312,041	445,510	$0.70

	Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$308,880	413,816	$0.75
Diluted EPS
Effect of dilutive securities	—	1,762
Net income available for common stock and common stock equivalents	$308,880	415,578	$0.74

	Nine Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$303,955	426,369	$0.71
Diluted EPS
Effect of dilutive securities	—	628
Net income available for common stock and common stock equivalents	$303,955	426,997	$0.71

	Nine Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$957,501	413,443	$2.32
Diluted EPS
Effect of dilutive securities	—	1,834
Net income available for common stock and common stock equivalents	$957,501	415,277	$2.31

H.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$2,036	$1,954	$115	$117
Interest cost	4,574	5,126	442	509
Expected return on plan assets	(6,232)	(5,892)	(722)	(570)
Amortization of prior service cost (credit) (a)	28	—	—	(57)
Amortization of net loss (a)	4,571	3,158	1	74
Net periodic benefit cost (income)	$4,977	$4,346	$(164)	$73
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other income (expense) in our Consolidated Statements of Income, with related income tax benefits of $1.1 million and $0.7 million reclassified to income tax expense for the three months ended September 30, 2020 and 2019, respectively.

	Retirement Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$6,108	$5,862	$345	$351
Interest cost	13,722	15,378	1,326	1,527
Expected return on plan assets	(18,696)	(17,676)	(2,166)	(1,710)
Amortization of prior service cost (credit) (a)	84	—	—	(171)
Amortization of net loss (a)	13,713	9,474	3	222
Net periodic benefit cost (income)	$14,931	$13,038	$(492)	$219
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other income (expense) in our Consolidated Statements of Income, with related income tax benefits of $3.2 million and $2.2 million reclassified to income tax expense for the nine months ended September 30, 2020 and 2019, respectively.

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Northern Border Pipeline	$22,037	$16,102	$57,028	$50,593
Overland Pass Pipeline	8,007	15,481	30,090	48,340
Roadrunner	8,033	7,421	21,275	19,836
Other	(31)	(1,428)	(392)	(3,594)
Equity in net earnings from investments	$38,046	$37,576	$108,001	$115,175
Impairment of equity investments	$—	$—	$(37,730)	$—

In the first quarter 2020, we incurred a noncash impairment charge of $30.5 million related to our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment, which includes $22.3 million related to equity-method goodwill, and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment. Our remaining equity-method goodwill was $16.5 million at September 30, 2020. For additional information on our impairment charges, see Note A.

We incurred expenses in transactions with unconsolidated affiliates of $35.8 million and $41.9 million for the three months ended September 30, 2020 and 2019, respectively, and $108.4 million and $124.2 million for the nine months ended September 30, 2020 and 2019, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at September 30, 2020, and December 31, 2019, were $13.3 million and $13.5 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, were not material.

J.    COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, fractionation, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction.

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

K.    LEASES

In December 2019, we entered into an operating lease for pipeline capacity with a lease term of 10 years that commenced January 1, 2020. In connection with this lease, we recognized an operating lease right-of-use asset and a lease liability with remaining balances of $70.7 million and $71.4 million, respectively, as of September 30, 2020. During the nine months ended September 30, 2020, we entered into certain operating leases and recognized operating lease right-of-use assets and lease liabilities with remaining balances of $16.2 million at the end of the period. At September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate for our operating leases were 8.5 years and 3.19%, respectively.

The following table sets forth supplemental cash flow information related to our leases:

	Nine Months Ended
	September 30,
	2020	2019
	(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,662	$4,972
Financing cash flows for finance lease	$1,443	$1,307
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$99,197	$3,663

The following table sets forth the maturity of our lease liabilities as of September 30, 2020:

	Finance Lease	Operating Leases
	(Millions of dollars)
Remainder of 2020	$1.2	$4.1
2021	4.5	16.4
2022	4.5	15.1
2023	4.5	13.8
2024	4.5	12.5
2025 and beyond	17.1	58.2
Total lease payments	36.3	120.1
Less: Interest	11.5	15.6
Present value of lease liabilities	$24.8	$104.5

L.    REVENUES

Accounting Policies - Our revenue recognition policy is described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2019 (a)	$57.1
Revenue recognized included in beginning balance (b)	(35.1)
Net additions	24.3
Balance at September 30, 2020 (c)	$46.3
(a) - Contract liabilities of $22.2 million and $34.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Includes a contract settlement in the second quarter 2020 of revenue previously deferred.
(c) - Contract liabilities of $27.6 million and $18.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2020, and December 31, 2019, relate to customer receivables. Revenues sources are disaggregated in Note M.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2020, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 24 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2020	$87.1
2021	320.0
2022	259.9
2023	230.9
2024 and beyond	901.0
Total estimated transaction price allocated to unsatisfied performance obligations	$1,798.9

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$239,810	$1,658,123	$—	$1,897,933
Residue natural gas sales	178,492	—	3,998	182,490
Gathering, processing and exchange services revenue	36,459	132,210	—	168,669
Transportation and storage revenue	—	39,774	113,047	152,821
Other	4,644	2,110	251	7,005
Total revenues (c)	459,405	1,832,217	117,296	2,408,918

Cost of sales and fuel (exclusive of depreciation and operating costs)	(207,519)	(1,289,667)	(3,389)	(1,500,575)
Operating costs	(69,351)	(101,223)	(34,567)	(205,141)
Equity in net earnings (loss) from investments	(42)	8,018	30,070	38,046
Noncash compensation expense and other	655	1,898	427	2,980
Segment adjusted EBITDA	$183,148	$451,243	$109,837	$744,228

Depreciation and amortization	$(66,459)	$(71,534)	$(14,243)	$(152,236)
Capital expenditures	$63,030	$298,891	$12,978	$374,899
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $541.7 million, of which $495.4 million related to revenues within the segment, and cost of sales and fuel of $137.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $71.8 million and cost of sales and fuel of $9.6 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $235.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended September 30, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$1,897,933	$(224,731)	$1,673,202
Residue natural gas sales	182,490	(5,897)	176,593
Gathering, processing and exchange services revenue	168,669	—	168,669
Transportation and storage revenue	152,821	(3,597)	149,224
Other	7,005	(429)	6,576
Total revenues (a)	$2,408,918	$(234,654)	$2,174,264

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,500,575)	$234,901	$(1,265,674)
Operating costs	$(205,141)	$212	$(204,929)
Depreciation and amortization	$(152,236)	$(1,009)	$(153,245)
Equity in net earnings from investments	$38,046	$—	$38,046
Capital expenditures	$374,899	$5,143	$380,042
(a) - Noncustomer revenue for the three months ended September 30, 2020, totaled $4.0 million related primarily to gains from derivatives on commodity contracts.

Three Months Ended September 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$244,932	$1,746,630	$—	$1,991,562
Residue natural gas sales	185,303	—	231	185,534
Gathering, processing and exchange services revenue	42,795	105,179	—	147,974
Transportation and storage revenue	—	46,407	119,924	166,331
Other	3,182	2,291	1,393	6,866
Total revenues (c)	476,212	1,900,507	121,548	2,498,267

Cost of sales and fuel (exclusive of depreciation and operating costs)	(210,739)	(1,438,206)	(381)	(1,649,326)
Operating costs	(91,227)	(114,903)	(40,170)	(246,300)
Equity in net earnings (loss) from investments	(1,837)	15,890	23,523	37,576
Noncash compensation expense and other	2,883	4,174	(701)	6,356
Segment adjusted EBITDA	$175,292	$367,462	$103,819	$646,573

Depreciation and amortization	$(55,781)	$(50,419)	$(14,330)	$(120,530)
Capital expenditures	$245,745	$738,038	$27,767	$1,011,550
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

Three Months Ended September 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$1,991,562	$(230,080)	$1,761,482
Residue natural gas sales	185,534	(567)	184,967
Gathering, processing and exchange services revenue	147,974	—	147,974
Transportation and storage revenue	166,331	(4,010)	162,321
Other	6,866	(382)	6,484
Total revenues (a)	$2,498,267	$(235,039)	$2,263,228

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,649,326)	$234,798	$(1,414,528)
Operating costs	$(246,300)	$1,165	$(245,135)
Depreciation and amortization	$(120,530)	$(900)	$(121,430)
Equity in net earnings from investments	$37,576	$—	$37,576
Capital expenditures	$1,011,550	$7,624	$1,019,174
(a) - Noncustomer revenue for the three months ended September 30, 2019, totaled $89.0 million related primarily to gains from derivatives on commodity contracts.

Nine Months Ended September 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$569,308	$4,429,414	$—	$4,998,722
Residue natural gas sales	518,435	—	6,033	524,468
Gathering, processing and exchange services revenue	110,345	370,920	—	481,265
Transportation and storage revenue	—	131,410	353,188	484,598
Other	11,106	6,779	916	18,801
Total revenues (c)	1,209,194	4,938,523	360,137	6,507,854

Cost of sales and fuel (exclusive of depreciation and operating costs)	(541,910)	(3,473,575)	(5,096)	(4,020,581)
Operating costs	(232,489)	(297,771)	(100,966)	(631,226)
Equity in net earnings (loss) from investments	(1,385)	31,083	78,303	108,001
Noncash compensation expense and other	(1,865)	1,541	(184)	(508)
Segment adjusted EBITDA	$431,545	$1,199,801	$332,194	$1,963,540

Depreciation and amortization	$(180,634)	$(198,440)	$(43,937)	$(423,011)
Impairment charges	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$2,276	$426,621	$361,476	$790,373
Total assets	$6,437,301	$13,449,529	$2,082,846	$21,969,676
Capital expenditures	$362,811	$1,504,881	$40,478	$1,908,170
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1,454.0 million, of which $1,306.2 million related to revenues within the segment, and cost of sales and fuel of $375.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $225.6 million and cost of sales and fuel of $22.4 million.
(c) - Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $557.1 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Nine Months Ended September 30, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,998,722	$(513,170)	$4,485,552
Residue natural gas sales	524,468	(10,860)	513,608
Gathering, processing and exchange services revenue	481,265	—	481,265
Transportation and storage revenue	484,598	(11,033)	473,565
Other	18,801	(1,126)	17,675
Total revenues (a)	$6,507,854	$(536,189)	$5,971,665

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(4,020,581)	$537,521	$(3,483,060)
Operating costs	$(631,226)	$(5,207)	$(636,433)
Depreciation and amortization	$(423,011)	$(3,003)	$(426,014)
Impairment charges	$(641,754)	$—	$(641,754)
Equity in net earnings from investments	$108,001	$—	$108,001
Investments in unconsolidated affiliates	$790,373	$—	$790,373
Total assets	$21,969,676	$811,200	$22,780,876
Capital expenditures	$1,908,170	$15,833	$1,924,003
(a) - Noncustomer revenue for the nine months ended September 30, 2020, totaled $103.0 million related primarily to gains from derivatives on commodity contracts.

Nine Months Ended September 30, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$890,021	$5,826,297	$—	$6,716,318
Residue natural gas sales	725,672	—	1,242	726,914
Gathering, processing and exchange services revenue	126,073	309,571	—	435,644
Transportation and storage revenue	—	141,384	350,029	491,413
Other	11,287	7,313	4,208	22,808
Total revenues (c)	1,753,053	6,284,565	355,479	8,393,097

Cost of sales and fuel (exclusive of depreciation and operating costs)	(971,397)	(4,914,452)	(3,785)	(5,889,634)
Operating costs	(271,236)	(340,274)	(113,043)	(724,553)
Equity in net earnings (loss) from investments	(4,660)	49,406	70,429	115,175
Noncash compensation expense and other	8,399	12,618	1,931	22,948
Segment adjusted EBITDA	$514,159	$1,091,863	$311,011	$1,917,033

Depreciation and amortization	$(162,014)	$(143,166)	$(42,653)	$(347,833)
Investments in unconsolidated affiliates	$35,252	$445,755	$389,504	$870,511
Total assets	$6,546,417	$11,662,489	$2,083,773	$20,292,679
Capital expenditures	$674,115	$1,969,138	$77,861	$2,721,114
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

Nine Months Ended September 30, 2019	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$6,716,318	$(878,958)	$5,837,360
Residue natural gas sales	726,914	(567)	726,347
Gathering, processing and exchange services revenue	435,644	—	435,644
Transportation and storage revenue	491,413	(11,827)	479,586
Other	22,808	(984)	21,824
Total revenues (a)	$8,393,097	$(892,336)	$7,500,761

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,889,634)	$892,935	$(4,996,699)
Operating costs	$(724,553)	$964	$(723,589)
Depreciation and amortization	$(347,833)	$(2,719)	$(350,552)
Equity in net earnings from investments	$115,175	$—	$115,175
Investments in unconsolidated affiliates	$870,511	$—	$870,511
Total assets	$20,292,679	$1,043,228	$21,335,907
Capital expenditures	$2,721,114	$18,224	$2,739,338
(a) - Noncustomer revenue for the nine months ended September 30, 2019, totaled $129.9 million related primarily to gains from derivatives on commodity contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$312,316	$309,155	$304,780	$958,326
Add:
Interest expense, net of capitalized interest	176,371	129,577	535,955	362,490
Depreciation and amortization	153,245	121,430	426,014	350,552
Income tax expense	106,555	97,365	94,300	274,234
Impairment charges	—	—	641,754	—
Noncash compensation expense	1,606	9,757	1,261	20,412
Other corporate costs and equity AFUDC (a)	(5,865)	(20,711)	(40,524)	(48,981)
Total segment adjusted EBITDA	$744,228	$646,573	$1,963,540	$1,917,033
(a) - The three and nine months ended September 30, 2020, include corporate gains of $2.2 million and $22.2 million, respectively, on extinguishment of debt related to open market repurchases.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Market Conditions - Late in the first quarter 2020, the energy industry experienced historic events that led to a simultaneous demand and supply disruption. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices resulting in crude oil and associated natural gas and NGLs production being curtailed. We are still experiencing global and regional economic disruption due primarily to COVID-19; however, in the third quarter 2020, many of our producers reversed curtailments, bringing production back to pre-COVID-19 levels as prices improved from second quarter 2020 lows and remained stable. Third quarter 2020 production volumes increased, compared with lows experienced during the second quarter 2020, across our system. Although the extent of volume growth in the future depends upon commodity prices and the pace and scale of economic recovery and corresponding demand for crude oil, we expect the improved volumes experienced in the third quarter 2020 to continue for the remainder of 2020 and into 2021.

We continue to monitor producers’ drilling, completion and production plans and are evaluating the impact on our future volume expectations. The energy industry has historically experienced down cycles from disruptive events, and as a result, we have positioned ourselves to minimize exposure to direct commodity price volatility. Each of our three segments’ earnings are primarily fee-based, and we expect our consolidated earnings to be more than 90% fee-based in 2020. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In addition, although our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk as a result of production curtailments, reduced drilling and completion activity, declining well productivity, severe weather disruptions, operational outages and ethane demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees and the communities where we operate. We are taking actions to continue safe operations, protect our workforce and implement appropriate cost reduction measures. We meaningfully reduced our operating expenses in the nine months ended

September 30, 2020, compared with the same period in 2019, primarily as a result of reduced discretionary expenses, contractor reductions and asset optimizations. We also reduced our planned 2020 capital-growth expenditures by approximately $900 million. As always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We continue to monitor the COVID-19 outbreak and have implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security, and, therefore, our workforce has remained fully engaged in the midst of federal, state and local government issued guidelines and safety related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families, and have taken extra precautions for our employees who work in the field or need to report to a ONEOK facility, such as increased facility access restrictions, social distancing and sanitation procedures. We continue to apply risk-management and cybersecurity measures designed to ensure that our systems remain functional in order to both serve our operational needs and to provide service to our customers.

In the first quarter 2020, due to the commodity price and market environment, we experienced a significant decline in our share price and market capitalization, and performed a Step 1 analysis to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment. As a result, we incurred $641.8 million in noncash impairment charges, which had an adverse impact on our financial results for the nine months ended September 30, 2020. We expect to maintain sufficient liquidity and financial stability for the remainder of 2020 due to cash on hand from our June 2020 equity issuance, cash flows from operations and access to our undrawn $2.5 Billion Credit Agreement. In the first quarter 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act payroll tax deferral program, which will modestly benefit us, and the 401(k) penalty-free hardship withdrawal and loan deferral programs for employees.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes decreased in the nine months ended September 30, 2020, compared with the same period in 2019, due primarily to production curtailments from many of our crude oil and natural gas producers, primarily in the second quarter 2020, and natural production declines in the Mid-Continent region. In the third quarter 2020, many of our producers returned production to pre-COVID-19 levels as commodity prices strengthened. As prices and volumes continue to strengthen, we have the capacity to benefit from production growth without significant capital investment due to the recent completion of our Demicks Lake I and II natural gas processing plants, which were placed in service in the fourth quarter 2019 and the first quarter 2020, respectively. These plants have increased our total processing capacity to approximately 1.5 Bcf/d in the Williston Basin and will enable us to capture natural gas previously flared from producers on our more than 3 million dedicated acres in the Williston Basin.

Production growth may be impacted by the current litigation challenging the continued operation of the Dakota Access Pipeline (DAPL), which is used to transport crude oil from the Williston Basin to markets in the Mid-Continent region and Gulf Coast. If DAPL is temporarily or permanently shut down, production growth could be limited due to increased crude oil transportation costs and capacity constraints in the region.

NGLs - In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Rocky Mountain region where our September 2020 average volumes exceeded pre-COVID-19 levels and increased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to increased production at new and existing processing plants. We expect the improved volumes experienced in the third quarter 2020 to continue in the remainder of 2020 and into 2021, and to benefit without significant capital investment, from our integrated value chain, which was strengthened through our recently completed capital-growth projects. Our Elk Creek pipeline was completed in two phases during the second half of 2019. During the nine months ended September 30, 2020, we completed an extension of our Bakken NGL pipeline, the construction and extension of our Arbuckle II pipeline and the construction of our 125 MBbl/d MB-4 fractionator.

Growth Projects - We operate an integrated, reliable and diversified network of natural gas gathering, processing, fractionation, storage and transportation assets connecting NGL supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. Since the beginning of 2018, we have completed capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure. In the first quarter 2020, due to the decline in commodity prices and economic demand disruptions caused by COVID-19, we reduced our planned 2020 capital-growth expenditures by approximately $900 million. These reductions include the suspension of our announced plans to construct the Demicks Lake III natural gas processing plant, the fourth expansion of the West Texas LPG pipeline system, a reduction in the scope of the expansion of our Elk Creek pipeline and various other paused projects, as noted in the table below, which can be restarted quickly when new drilling activity resumes. Our announced large capital-growth projects that have recently been completed or are in various stages of construction are outlined in the table below:

Project (e)	Scope	Approximate Costs (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	Completed January 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Paused (b)
	Supported by acreage dedications with long-term primarily fee-based contracts
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Completed December 2019
	Anchored by long-term contracts
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, and related infrastructure	$1,360	Completed March 2020
	Supported by long-term contracts
	Expansion capability up to 1 MMBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	Completed March 2020 (c)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	Completed June 2020 (d)
	Connecting West Texas LPG pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Completed August 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	Completed August 2020
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu, Texas
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Paused (b)
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (b)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (b)
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (b)
(a) - Excludes capitalized interest/AFUDC.
(b) - Given the current environment, we paused the majority of construction activities on these projects and do not expect to complete construction by the original target completion date.
(c) - We completed 75 MBbl/d in December 2019 and completed the remaining 50 MBbl/d in March 2020.
(d) - We completed expansions to increase mainline capacity by approximately 45 MBbl/d in the first quarter 2020 and completed the remaining portion of this project in the second quarter 2020, which was delayed due to weather.
(e) - Projects listed exclude our suspended capital-growth projects, which include the Demicks Lake III natural gas processing plant, the fourth expansion of the West Texas LPG pipeline system and the expansion of the Elk Creek pipeline.

Ethane Production - Ethane volumes under long-term contracts delivered to our NGL system in the third quarter 2020 averaged 410 MBbl/d, compared with 350 MBbl/d in the third quarter 2019, and increased by approximately 45 MBbl/d, compared with the second quarter 2020, due primarily to improved ethane recovery economics. We expect fluctuation in ethane volumes for the remainder of 2020 and into 2021.

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

During the three and nine months ended September 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $28.0 million and $202.3 million, respectively, for an aggregate repurchase price of $25.4 million and $177.7 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized $2.2 million and $22.2 million of gains on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and nine months ended September 30, 2020, respectively.

Equity Issuances - In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds were, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Dividends - In February 2020, May 2020 and August 2020, we paid quarterly dividends of $0.935 per share ($3.74 per share on an annualized basis), which represented increases of 9%, 8% and 5% when compared with the dividends paid in the respective quarters in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in October 2020. The quarterly dividend will be paid November 13, 2020, to shareholders of record at the close of business on November 2, 2020.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2020, we assessed qualitative factors subsequent to our first quarter 2020 impairment charges discussed below, to determine whether it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were not less than their respective carrying value, no further testing was necessary and goodwill was not considered impaired. At July 1, 2020, there was no remaining goodwill associated with our Natural Gas Gathering and Processing reporting unit.

Impairments - Due to circumstances discussed above, in the first quarter 2020, we evaluated our goodwill, certain long-lived asset groups and equity investments for impairment. Based on the results, we recorded the following impairment charges:

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

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,852.2	$1,947.8	$5,004.4	$6,567.6	(95.6)	(1,563.2)
Services	322.1	315.4	967.3	933.2	6.7	34.1
Total revenues	2,174.3	2,263.2	5,971.7	7,500.8	(88.9)	(1,529.1)
Cost of sales and fuel (exclusive of items shown separately below)	1,265.7	1,414.5	3,483.1	4,996.7	(148.8)	(1,513.6)
Operating costs	205.0	245.1	636.5	723.6	(40.1)	(87.1)
Depreciation and amortization	153.2	121.4	426.0	350.6	31.8	75.4
Impairment charges	—	—	604.0	—	—	604.0
(Gain) loss on sale of assets	—	—	(0.6)	2.9	—	3.5
Operating income	$550.4	$482.2	$822.7	$1,427.0	68.2	(604.3)
Equity in net earnings from investments	$38.0	$37.6	$108.0	$115.2	0.4	(7.2)
Impairment of equity investments	$—	$—	$(37.7)	$—	—	37.7
Interest expense, net of capitalized interest	$(176.4)	$(129.6)	$(536.0)	$(362.5)	46.8	173.5
Net income	$312.3	$309.2	$304.8	$958.3	3.1	(653.5)
Adjusted EBITDA	$747.0	$649.8	$1,981.7	$1,919.7	97.2	62.0
Capital expenditures	$380.0	$1,019.2	$1,924.0	$2,739.3	(639.2)	(815.3)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

Operating income increased for the three months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•Natural Gas Liquids - an increase of $103.4 million in exchange services due primarily to higher volumes across our system and lower rail and pipeline transportation costs, offset partially by a $20.9 million decrease in optimization and marketing due primarily to narrower location price differentials and lower optimization volumes; and
•a decrease of $40.1 million in operating costs due primarily to reduced discretionary expenses, lower materials and supplies expenses and lower employee-related costs; offset partially by
•an increase of $31.8 million in depreciation expense due to capital projects placed in service;
•Natural Gas Gathering and Processing - a decrease of $18.8 million due primarily to lower volumes in the Mid-Continent region due to natural production declines and in the Williston Basin as a result of production curtailments; and
•Natural Gas Pipelines - a decrease of $5.4 million in transportation services due primarily to lower interruptible revenue.

Operating income decreased for the nine months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•a decrease of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments;
•Natural Gas Gathering and Processing - a decrease of $57.6 million due primarily to lower volumes in the Williston Basin as a result of production curtailments and in the Mid-Continent region due to natural production declines and a decrease of $56.8 million due primarily to lower realized prices; and
•an increase of $75.4 million in depreciation expense due to capital projects placed in service; offset partially by

•Natural Gas Liquids - an increase of $208.8 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin, lower rail and pipeline transportation costs, lower unfractionated NGLs held in inventory and higher average fee rates primarily in the Permian Basin, offset partially by a decrease of $113.9 million in optimization and marketing due primarily to narrower location price differentials, lower optimization volumes and lower marketing earnings;
•a decrease of $87.1 million in operating costs due primarily to reduced discretionary expenses, lower materials and supplies expenses, lower employee-related costs and the noncash mark-to-market impact of our share-based deferred compensation plan; and
•Natural Gas Pipelines - an increase of $6.4 million in transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue.

Net income increased for the three months ended September 30, 2020, and decreased for the nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to the items discussed above. The nine months ended September 30, 2020, was also negatively impacted by higher interest expense related to the settlement of the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments and our underwritten public debt offerings in March and May 2020 and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by a gain on extinguishment of debt related to open market repurchases.

Capital expenditures decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to our previously completed capital-growth projects as well as our paused and suspended capital-growth projects related to weakened commodity prices and economic disruptions caused by COVID-19.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to POP with fee contracts. Under certain POP with fee contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. Due to the current commodity price environment and production curtailments from many of our producers during the second quarter 2020, our contractual fees on these certain POP with fee contracts in the Rocky Mountain region decreased, which has impacted our 2020 average fee rate. To mitigate the impact of this commodity price exposure, we have hedged a portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2020 and 2021. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate volumetric risk.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL sales	$216.3	$198.2	$488.7	$743.8	18.1	(255.1)
Condensate sales	23.5	46.7	80.6	146.2	(23.2)	(65.6)
Residue natural gas sales	178.5	185.3	518.4	725.7	(6.8)	(207.3)
Gathering, compression, dehydration and processing fees and other revenue	41.1	46.0	121.5	137.4	(4.9)	(15.9)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(207.5)	(210.7)	(541.9)	(971.4)	(3.2)	(429.5)
Operating costs, excluding noncash compensation adjustments	(67.4)	(87.4)	(229.8)	(259.2)	(20.0)	(29.4)
Equity in net loss from investments	—	(1.8)	(1.4)	(4.7)	1.8	3.3
Other	(1.4)	(1.0)	(4.6)	(3.6)	(0.4)	(1.0)
Adjusted EBITDA	$183.1	$175.3	$431.5	$514.2	7.8	(82.7)
Impairment charges	$—	$—	$564.4	$—	—	564.4
Capital expenditures	$63.0	$245.7	$362.8	$674.1	(182.7)	(311.3)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $7.8 million for the three months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•a decrease of $20.0 million in operating costs due primarily to lower materials and supplies expenses due to reduced asset utilization, reduced discretionary expenses and lower employee-related costs; and
•an increase of $5.2 million due primarily to higher realized prices impacting our POP with fee contracts; offset partially by
•a decrease of $18.8 million due primarily to lower volumes in the Mid-Continent region due to natural production declines and in the Williston Basin as a result of production curtailments.

Adjusted EBITDA decreased $82.7 million for the nine months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•a decrease of $57.6 million due primarily to lower volumes in the Williston Basin as a result of production curtailments and in the Mid-Continent region due to natural production declines; and
•a decrease of $56.8 million due primarily to lower realized prices impacting our POP with fee contracts; offset partially by
•a decrease of $29.4 million in operating costs due primarily to lower materials and supplies expenses due to reduced asset utilization, reduced discretionary expenses and lower employee-related costs.

The nine months ended September 30, 2020, includes $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups in western Oklahoma, Kansas and the Powder River Basin that were not recoverable, a $153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to capital-growth projects completed in 2019 and early 2020, as well as several paused capital-growth projects in 2020.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2020	2019	2020	2019
Natural gas gathered (BBtu/d)	2,514	2,825	2,503	2,742
Natural gas processed (BBtu/d) (b)	2,345	2,624	2,327	2,544
NGL sales (MBbl/d)	219	233	213	223
Residue natural gas sales (BBtu/d) (b)	1,133	1,206	1,044	1,189
Average fee rate ($/MMBtu)	$0.94	$0.92	$0.84	$0.92
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered, natural gas processed, NGL sales and residue natural gas sales volumes decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to production curtailments from some of our crude oil and natural gas producers in the Williston Basin and natural production declines in the Mid-Continent region.

Our average fee rate decreased for the nine months ended September 30, 2020, compared with the same period in 2019, due primarily to production curtailments in the second quarter 2020 on large producer contracts with higher fees and lower POP components in the Williston Basin.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Missouri, Nebraska, Iowa and Illinois. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with NGL product demand from the petrochemical and refining industries and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth projects.

In the nine months ended September 30, 2020, we connected two third-party natural gas processing plants in the Permian Basin and two third-party natural gas processing plants in the Rocky Mountain region to our NGL system. In addition, one affiliate and two third-party natural gas processing plants in the Rocky Mountain region and one third-party natural gas processing plant in the Mid-Continent region connected to our system were expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,658.1	$1,746.6	$4,429.4	$5,826.3	(88.5)	(1,396.9)
Exchange service revenues and other	134.3	107.5	377.7	316.9	26.8	60.8
Transportation and storage revenues	39.8	46.4	131.4	141.4	(6.6)	(10.0)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,289.7)	(1,438.2)	(3,473.6)	(4,914.5)	(148.5)	(1,440.9)
Operating costs, excluding noncash compensation adjustments	(97.0)	(109.3)	(290.6)	(322.9)	(12.3)	(32.3)
Equity in net earnings from investments	8.0	15.9	31.1	49.4	(7.9)	(18.3)
Other	(2.3)	(1.4)	(5.6)	(4.7)	(0.9)	(0.9)
Adjusted EBITDA	$451.2	$367.5	$1,199.8	$1,091.9	83.7	107.9
Impairment charges	$—	$—	$77.4	$—	—	77.4
Capital expenditures	$298.9	$738.0	$1,504.9	$1,969.1	(439.1)	(464.2)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $83.7 million for the three months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•an increase of $103.4 million in exchange services due primarily to $48.7 million in higher volumes across our system, $43.5 million in lower costs due primarily to lower rail and pipeline transportation costs and $17.9 million related to lower unfractionated NGLs held in inventory; and
•a decrease of $12.3 million in operating costs due primarily to reduced discretionary expenses; offset partially by
•a decrease of $20.9 million in optimization and marketing due primarily to a decrease of $24.2 million due to narrower location price differentials and lower optimization volumes and lower marketing earnings of $13.1 million due to lower earnings from purity NGL inventory sales and changes in the value of NGLs held in inventory, offset partially by an increase of $16.7 million due to wider product price differentials; and
•a decrease of $7.9 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

Adjusted EBITDA increased $107.9 million for the nine months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•an increase of $208.8 million in exchange services due primarily to $91.8 million in higher volumes in the Rocky Mountain region and Permian Basin, $83.6 million in lower costs due primarily to lower rail and pipeline transportation costs, $25.8 million related to lower unfractionated NGLs held in inventory, $24.1 million in higher average fee rates primarily in the Permian Basin, and $18.4 million in higher fees charged to customers with minimum volume obligations primarily in the Rocky Mountain region, offset partially by $21.8 million in lower volumes in the Mid-Continent region and $11.7 million in narrower product price differentials; and
•a decrease of $32.3 million in operating costs due primarily to reduced discretionary expenses; offset partially by
•a decrease of $113.9 million in optimization and marketing due primarily to a decrease of $75.4 million related to narrower location price differentials and lower optimization volumes, lower marketing earnings of $43.4 million due to lower earnings from purity NGL inventory sales and changes in the value of NGLs held in inventory; and
•a decrease of $18.3 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The nine months ended September 30, 2020, includes $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company. For additional information on our impairment charges, see Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to completed and paused capital-growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2020	2019	2020	2019
Raw feed throughput (MBbl/d) (a)	1,162	1,086	1,088	1,074
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.08	$0.01	$0.08
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes increased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to increased production at new and existing processing plants in the Rocky Mountain region and Permian Basin, offset partially by the unfavorable impact from producer curtailments primarily in the second quarter 2020. The three months ended September 30, 2020, was also favorably impacted by increased ethane volumes in the Mid-Continent region.

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

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2020 vs. 2019	2020 vs. 2019
Financial Results	2020	2019	2020	2019	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$96.4	$102.4	$303.1	$296.2	(6.0)	6.9
Storage revenues	16.6	17.5	50.1	53.8	(0.9)	(3.7)
Residue natural gas sales and other revenues	4.3	1.6	6.9	5.5	2.7	1.4
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3.4)	(0.4)	(5.1)	(3.8)	3.0	1.3
Operating costs, excluding noncash compensation adjustments	(33.4)	(38.6)	(99.0)	(108.1)	(5.2)	(9.1)
Equity in net earnings from investments	30.1	23.5	78.3	70.4	6.6	7.9
Other	(0.8)	(2.2)	(2.1)	(3.0)	1.4	0.9
Adjusted EBITDA	$109.8	$103.8	$332.2	$311.0	6.0	21.2
Capital expenditures	$13.0	$27.8	$40.5	$77.9	(14.8)	(37.4)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $6.0 million for the three months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•an increase of $6.6 million from higher equity in net earnings from investments due primarily to additional transportation capacity contracted on Northern Border; and
•a decrease of $5.2 million in operating costs due primarily to lower materials and supplies expenses and employee-related costs; offset partially by
•a decrease of $5.4 million in transportation services due primarily to lower interruptible revenue.

Adjusted EBITDA increased $21.2 million for the nine months ended September 30, 2020, compared with the same period in 2019, primarily as a result of the following:
•a decrease of $9.1 million in operating costs due primarily to lower materials and supplies expenses and employee-related costs;
•an increase of $7.9 million from higher equity in net earnings from investments due primarily to additional transportation capacity contracted on Northern Border; and
•an increase of $6.4 million in transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue; offset partially by
•a decrease of $3.4 million from storage services due primarily to lower park and loan activity.

Capital expenditures decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due primarily to the completion of our expansion projects in 2019.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2020	2019	2020	2019
Natural gas transportation capacity contracted (MDth/d)	7,349	7,628	7,485	7,568
Transportation capacity contracted	94%	98%	96%	98%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted decreased for the three and nine months ended September 30, 2020, compared with the same periods in 2019, due to a contract settlement and the impact of current market conditions on demand for our services.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2020.

In June 2019, our subsidiary, Viking Gas Transmission Company (Viking), filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2020, Viking filed a Stipulation and Offer of Settlement (Settlement) with the FERC for approval. The FERC accepted the Settlement in July 2020, which will not impact materially our results of operations.

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

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$312,316	$309,155	$304,780	$958,326
Add:
Interest expense, net of capitalized interest	176,371	129,577	535,955	362,490
Depreciation and amortization	153,245	121,430	426,014	350,552
Income tax expense	106,555	97,365	94,300	274,234
Impairment charges	—	—	641,754	—
Noncash compensation expense (a)	1,606	9,757	1,261	20,412
Equity AFUDC and other noncash items	(3,084)	(17,532)	(22,346)	(46,357)
Adjusted EBITDA	$747,009	$649,752	$1,981,718	$1,919,657
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$183,148	$175,292	$431,545	$514,159
Natural Gas Liquids	451,243	367,462	1,199,801	1,091,863
Natural Gas Pipelines	109,837	103,819	332,194	311,011
Other (b)	2,781	3,179	18,178	2,624
Adjusted EBITDA	$747,009	$649,752	$1,981,718	$1,919,657
(a) - The three and nine months ended September 30, 2020, include a benefit of $2.4 million and $16.9 million related to the mark-to-market of ONEOK’s share-based deferred compensation plan.
(b) - The three and nine months ended September 30, 2020, include corporate gains of $2.2 million and $22.2 million, respectively, on extinguishment of debt related to open market repurchases.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows for the remainder of 2020 to be primarily related to dividends paid to shareholders and interest.

We expect our sources of cash inflows to provide sufficient resources to finance our operations and quarterly cash dividends. We believe we have sufficient liquidity in this challenging market environment due to our $2.5 Billion Credit Agreement, which expires in June 2024, cash on hand from our June 2020 equity issuance and access to $1.0 billion available through our “at-the-market” equity program.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Guarantees and Cash Management - In March 2020, the SEC amended Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required, as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are non-guarantors. We do not have any material assets other than our ownership of all the interests in ONEOK Partners and substantially all the assets and operations reside with non-guarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of September 30, 2020, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At September 30, 2020, we had no borrowings under our $2.5 Billion Credit Agreement and $447.1 million of cash and cash equivalents.

As of September 30, 2020, we had a working capital surplus of $627.2 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) the collection and payment of accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to repay long-term debt and finance our capital-growth projects.

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

During the three and nine months ended September 30, 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amounts of $28.0 million and $202.3 million, respectively, for an aggregate repurchase price of $25.4 million and $177.7 million, respectively, with cash on hand. In connection with these open market repurchases, we recognized $2.2 million and $22.2 million of gains on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the three and nine months ended September 30, 2020, respectively. We may continue to repurchase debt securities issued by us and our affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as we may from time to time determine for cash or other consideration.

For additional information on our long-term debt, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity Issuances - In July 2020, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate offering price of $1.0 billion. The program allows us to offer and sell common stock at prices we deem appropriate through a sales agent, in forward sales transactions through a forward seller or directly to one or more of the program’s managers acting as principals. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. No shares have been sold through our “at-the-market” program as of the date of this report.

In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds were, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $1.9 billion and $2.7 billion for the nine months ended September 30, 2020 and 2019, respectively.

We expect our remaining 2020 capital expenditures to be funded with cash on hand. Excluding our paused and suspended projects, we have completed all of our announced capital-growth projects. See discussion in the “Recent Developments” section.

Credit Ratings - Our long-term debt credit ratings as of October 19, 2020, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2020, May 2020 and August 2020 we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis). A dividend of $0.935 per share was declared for the shareholders of record at the close of business on November 2, 2020, payable November 13, 2020.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2020, May 2020 and August 2020. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 13, 2020.

For the nine months ended September 30, 2020, our cash dividends paid exceeded our cash flows from operations by $86.4 million, primarily resulting from the effects of the market conditions that began in March 2020 and the resulting impact of producer curtailments on our cash flows. As a result, we utilized cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends. We expect the improved volumes and cash flows experienced in the third quarter 2020 to continue for the remainder of the year and into 2021. However, cash dividends paid may exceed our cash flows from operations for the year ending December 31, 2020, and therefore, we may continue to utilize cash on hand from other sources of short- and long-term liquidity to fund a small portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2020 vs. 2019
	September 30,		Favorable (Unfavorable)
	2020	2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,103.1	$1,326.8	$(223.7)
Investing activities	(1,981.9)	(2,647.9)	666.0
Financing activities	1,304.9	1,982.4	(677.5)
Change in cash and cash equivalents	426.1	661.3	(235.2)
Cash and cash equivalents at beginning of period	21.0	12.0	9.0
Cash and cash equivalents at end of period	$447.1	$673.3	$(226.2)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2020, decreased $116.3 million compared with the same period in 2019. This decrease is due primarily to higher interest expense, lower volumes and lower realized prices in our Natural Gas Gathering and Processing segment and lower optimization and marketing earnings in our Natural Gas Liquids segment. These decreases were offset partially by an increase in exchange services due to higher volumes and lower rail and pipeline transportation costs in our Natural Gas Liquids segment and lower operating costs across our segments, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $346.6 million for the nine months ended September 30, 2020, compared with a decrease of $239.2 million for the same period in 2019. This change is due primarily to changes in accounts payable and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties; and changes in risk-management assets and liabilities, which include a loss on the settlement of $750 million of our forward-starting interest-rate swaps related to our March 2020 issuance of senior unsecured notes and changes in the fair value of risk-management assets and liabilities, which vary from period to period and with changes in commodity prices and interest rates.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2020, decreased $666.0 million, compared with the same period in 2019, due primarily to reduced capital expenditures related to our completed, paused and suspended capital-growth projects.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2020, decreased $677.5 million, compared with the same period in 2019, due primarily to the issuance of $3.2 billion in long-term debt in 2020, compared with $4.2 billion long-term debt issuances in 2019, the repayment of long-term debt and short-term borrowings and increased dividends, offset partially by the issuance of common stock in June 2020.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
•the impact on drilling and production by factors beyond our control, including the demand for natural gas and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;
•the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;
•the length, severity and reemergence of a pandemic or other health crisis, such as the recent outbreak of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course for an extended period and increase the cost of operating our business;
•the timing and extent of changes in energy commodity prices, including changes due to production decisions by other countries, such as the failure of countries to abide by recent agreements to reduce production volumes;
•economic climate and growth in the geographic areas in which we operate;
•risks associated with adequate supply to our gathering, processing, fractionation and pipeline facilities, including production declines that outpace new drilling, the shutting-in of production by producers, actions taken by federal, state or local governments to require producers to prorate or to cut their production levels as a way to address any excess market supply situations or extended periods of ethane rejection;
•competition from other United States and foreign energy suppliers and transporters, as well as alternative forms of energy, including, but not limited to, solar power, wind power, geothermal energy and biofuels such as ethanol and biodiesel;
•demand for our services and products in the proximity of our facilities;
•the ability to market pipeline capacity on favorable terms, including the effects of:
–    future demand for and prices of natural gas, NGLs and crude oil;
–    competitive conditions in the overall energy market;
–    availability of supplies of United States natural gas and crude oil; and
–    availability of additional storage capacity;
•acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’, customers’ or shippers’ facilities;
•the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions throughout the world;
•the timely receipt of approval by applicable governmental entities for construction and operation of our pipeline and other projects and required regulatory clearances;
•our ability to acquire all necessary permits, consents or other approvals in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct gathering, processing, storage, fractionation and transportation facilities without labor or contractor problems;
•the profitability of assets or businesses acquired or constructed by us;
•the risk of a slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;
•risks of marketing, trading and hedging activities, including the risks of changes in energy prices or the financial condition of our counterparties;
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;
•the impact of uncontracted capacity in our assets being greater or less than expected;

•the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;
•the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•our ability to control construction costs and completion schedules of our pipelines and other projects;
•the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, climate change initiatives, production limits and authorized rates of recovery of natural gas and natural gas transportation costs;
•the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•the results of administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and the CFTC;
•difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;
•the capital-intensive nature of our businesses;
•the mechanical integrity of facilities operated;
•risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;
•the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;
•the impact of unforeseen changes in interest rates, debt and equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension and postretirement expense and funding resulting from changes in equity and bond market returns;
•our indebtedness and guarantee obligations could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt or have other adverse consequences;
•actions by rating agencies concerning our credit;
•our ability to access capital at competitive rates or on terms acceptable to us;
•the impact and outcome of pending and future litigation;
•performance of contractual obligations by our customers, service providers, contractors and shippers;
•our ability to control operating costs and make cost-saving changes;
•the impact of recently issued and future accounting updates and other changes in accounting policies;
•the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
•the risk inherent in the use of information systems in our respective businesses and those of our counterparties and service providers, including cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 pandemic; implementation of new software and hardware; and the impact on the timeliness of information for financial reporting;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•the impact of potential impairment charges; and
•the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2020
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	9.5	$0.55	/ gallon	70%
Condensate (MBbl/d) - WTI-NYMEX	2.2	$53.67	/ Bbl	92%
Natural gas (BBtu/d) - NYMEX and basis	108.3	$2.36	/ MMBtu	89%

	Year Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	5.1	$0.48	/ gallon	29%
Condensate (MBbl/d) - WTI-NYMEX	0.7	$44.55	/ Bbl	19%
Natural gas (BBtu/d) - NYMEX and basis	84.8	$2.55	/ MMBtu	54%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2020. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the three months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $0.5 million and $2.7 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $0.2 million and $1.4 million, respectively; and
•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2020, and for the year ending December 31, 2021, by approximately $1.1 million and $5.8 million, respectively.

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

At September 30, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of September 30, 2020. All of our interest-rate swaps are designated as cash flow hedges.

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

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note N of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.RISK FACTORS

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

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

10.1
Equity Distribution Agreement, dated July 23, 2020, among ONEOK, Inc., and Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc. and TD Securities (USA) LLC as sales agents, principals and/or forward sellers, and Credit Suisse Capital LLC, Bank of America, N.A., Goldman Sachs & Co. LLC, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, Royal Bank of Canada, The Bank of Nova Scotia and The Toronto-Dominion Bank as forward purchasers (incorporated by reference from Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K with a filing date of July 24, 2020 (File No. 1-13643)).

10.2	Form of Master Forward Confirmation (incorporated by reference from Exhibit 1.2 to ONEOK Inc.’s Current Report on Form 8-K with a filing date of July 24, 2020 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Balance Sheets at September 30, 2020, and December 31, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 28, 2020	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)