Form 10-K
period 2020-12-31
ONEOK INC /NEW/
filed 2021-02-23
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2020, was $14.5 billion.

On February 16, 2021, the Company had 444,983,595 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2021, are incorporated by reference in Part III.

ONEOK, Inc.
2020 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
COVID-19	Coronavirus disease 2019
DJ	Denver-Julesburg
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
ONEOK Partners Term Loan Agreement	The senior unsecured three-year $1.0 billion term loan agreement dated January 8, 2016, as amended

ONEOK West Texas NGL	ONEOK West Texas NGL pipeline and Mesquite pipeline (formerly known as West Texas LPG pipeline and Mesquite pipeline)
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Tax Cuts and Jobs Act	H.R. 1, the tax reform bill, signed into law on December 22, 2017
Topic 606	Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

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

Midstream Value Chain

Legend
We are connected to supply in natural gas and NGL producing basins and have significant basin diversification, including the Williston, Permian, Powder River and DJ Basins and the STACK and SCOOP areas. In our Natural Gas Gathering and Processing segment, we have more than 3 million dedicated acres in the Williston Basin and approximately 300,000 dedicated acres in the STACK and SCOOP areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Williston and Powder River Basins; Oklahoma, including the STACK and SCOOP areas; Kansas; and the Texas Panhandle. We also have a significant presence in the Permian Basin.

Natural Gas Gathering & Processing

Natural Gas Liquids

Natural Gas Pipelines

Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline.

Gathered wellhead natural gas is directed to our processing plants to remove NGLs, resulting in residue natural gas (primarily methane).	Once processed, residue natural gas is recompressed and delivered to intrastate and interstate natural gas pipelines primarily in our Natural Gas Pipelines segment.

NGLs extracted at processing plants, both third-party and our own, are then gathered by our NGL gathering pipelines.

Gathered NGLs are directed to our downstream fractionators in the Mid-Continent region and Mont Belvieu, Texas, to be separated into purity products.

Residue natural gas is transported to storage facilities and end users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers, and international markets through liquefied natural gas exports and cross-border pipelines.

Purity products are stored or distributed to our customers, such as petrochemical companies, propane distributors, heating fuel users, ethanol producers, refineries and exporters.

EXECUTIVE SUMMARY

Business Update, Market Conditions and COVID-19 - Late in the first quarter 2020, the energy industry experienced historic events that led to a simultaneous demand and supply disruption. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Crude oil prices and the related impact on crude oil drilling impacts our business due to associated natural gas, which is natural gas produced by oil wells. Associated natural gas contains NGLs. The decline of crude oil prices resulted in crude oil and associated natural gas and NGL production being curtailed in the second quarter 2020. We are still experiencing global and regional economic disruptions due primarily to COVID-19; however, in the third quarter 2020, many of our producers reversed curtailments, bringing volumes back to pre-COVID-19 levels as prices and demand significantly improved from second quarter 2020 lows. The full impact of the continued global and regional economic disruption will depend on the unknown duration and severity of COVID-19 and, among other things, the impact of governmental actions imposed in response to COVID-19, the pace and scale of economic recovery and corresponding demand for crude oil and the impacts to commodity prices. We continue to monitor producers’ drilling, completion and production plans, which are increasingly positive as commodity prices have stabilized and improved, and our expectations for 2021 include the potential for an improving pace of drilling and completion activity.

The energy industry has experienced many up and down cycles, and as a result, we have positioned ourselves to minimize exposure to direct commodity price volatility. Each of our three segments’ earnings are primarily fee-based, and our consolidated earnings were more than 90% fee-based in 2020. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In addition, although our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate primarily fee-based earnings, those segments’ results of operations are exposed to volumetric risk as a result of production curtailments, reduced drilling and completion activity, declining well productivity, severe weather disruption, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm fee-based contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees. We continue to take actions for safe operations, to protect our workforce and to implement appropriate cost reduction measures. We reduced our 2020 capital-growth expenditures by approximately $1.7 billion, compared with 2019, driven primarily by our previously completed, paused and suspended capital-growth projects. We also significantly reduced our operating expenses in 2020, compared with 2019, primarily as a result of reduced outside services from contractors, asset optimizations and lower employee-related costs. As always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We continue to monitor the COVID-19 outbreak and have implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security, and, therefore, our workforce has remained fully engaged in the midst of federal, state and local government issued guidelines and safety-related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families and have taken extra precautions for our employees who work in the field or need to report to a ONEOK facility, such as increased facility access restrictions, workspace modifications, social distancing, face covering protocols and sanitation procedures. We continue to apply risk-management and cybersecurity measures designed so that our systems remain functional in order to both serve our operational needs and to provide service to our customers. In the first quarter 2020, the CARES Act was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act payroll tax deferral program, which will modestly benefit us, and the 401(k) penalty-free hardship withdrawal and loan deferral programs for our employees.

In 2020, due to the commodity price and market environment, we experienced a significant decline in our share price and market capitalization, and performed a Step 1 analysis to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment. As a result, we incurred $644.9 million in noncash impairment charges, which had an adverse impact on our financial results for the year ended December 31, 2020. We expect to maintain sufficient liquidity and financial stability into 2021 due to cash on hand from our June 2020 equity issuance, cash flows from operations and access to our undrawn $2.5 Billion Credit Agreement.

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes decreased in 2020, compared with 2019, due primarily to natural production declines in the Mid-Continent region. Production curtailments from many of our crude oil and natural gas producers impacted volumes in the second quarter 2020, however in the third quarter 2020, many of our producers returned production and our captured natural gas returned to pre-COVID-19 levels as commodity prices strengthened. We expect to maintain pre-COVID-19 volume levels in the Rocky Mountain region through 2021, assuming no increase in producer activity, due to the completion of previously drilled but uncompleted wells, the capture of natural gas previously flared and rising gas-to-oil ratios. In addition, as prices and volumes continue to strengthen, we have the processing capacity to benefit from production growth without significant capital investment due to the completion of our Demicks Lake I and II natural gas processing plants, which were placed in service in the fourth quarter 2019 and the first quarter 2020, respectively. These plants increased our total processing capacity to approximately 1.5 Bcf/d in the Williston Basin.

Production growth may be impacted by the current litigation challenging the validity of an easement for the Dakota Access Pipeline (DAPL), which is used to transport crude oil from the Williston Basin to markets in the Mid-Continent region and Gulf Coast. If DAPL operations are suspended, production growth could be limited due to increased crude oil transportation costs and pipeline capacity constraints in the region, which could impact us due to the associated natural gas and NGLs. However, we expect limited impact to our producers due to alternative available crude pipeline capacity and existing rail infrastructure out of the Rocky Mountain region.

In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via our Roadrunner joint venture and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and our Northern Border Pipeline joint venture, which enables us to provide essential natural gas transportation and storage services to end users. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions in 2019 and 2020 that position us well to provide additional expansions for our customers in 2021. Our natural gas transportation capacity contracted was not significantly impacted by market conditions and COVID-19 in 2020, as our end users rely on natural gas to support their business regardless of commodity price fluctuations. We continued to experience stable fee-based earnings throughout 2020 with transportation capacity more than 95% contracted with firm commitments, and we expect these stable fee-based earnings to continue into 2021 at similarly contracted levels.

NGLs - In our Natural Gas Liquids segment, NGL volumes increased for the year ended December 31, 2020, compared with the same period in 2019, due primarily to increased volumes in the Rocky Mountain region, where we are the largest NGL takeaway provider. While we saw significant declines in volumes in the second quarter 2020, due to reduced demand as a result of COVID-19, by the third quarter 2020 average volumes exceeded pre-COVID-19 levels. NGL volumes were also favorably impacted by ethane production driven by improved ethane recovery economics due to increased demand from petrochemical manufacturers. We expect the improved NGL volumes to continue into 2021, and to benefit without significant capital investment, from our integrated assets, which were strengthened through our recently completed capital-growth projects. Our Elk Creek pipeline was completed in two phases during the second half of 2019. In 2020, we completed an extension of our Bakken NGL pipeline, the construction and extension of our Arbuckle II pipeline and the construction of our 125 MBbl/d MB-4 fractionator.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our primary business strategy is to maintain prudent financial strength and flexibility while growing our fee-based earnings and sustaining our dividends per share with a focus on safe, reliable, environmentally responsible, legally compliant and reliable operations for our customers, employees, contractors and the public through the following:
•Operate in a safe, reliable and environmentally responsible manner - environmental, safety and health continues to be a primary focus for us, and our emphasis on personal and process safety has produced improving trends in the key indicators we track. We also continue to seek ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies. We are preparing for the future energy transition and our role in meeting the world’s energy needs in an environmentally responsible way. In 2020, we were included in the Dow Jones Sustainability North America Index for the second consecutive year and added to the Dow Jones Sustainability World Index, which recognize companies for industry-leading environmental, social and governance performance;
•Pursue organic investments in our existing operating regions to support earnings growth - we expect earnings growth and dividend stability provided by significant earnings power and available operating capacity from our recently completed capital-growth projects. As producer activity warrants additional infrastructure, we have the option for low-cost expansions of existing infrastructure to accommodate increasing volumes;
•Manage our balance sheet and maintain investment-grade credit ratings - we seek to maintain investment-grade credit ratings, pay down debt and internally fund capital-growth projects, when producer activity levels warrant additional infrastructure. At December 31, 2020, we had no borrowings outstanding under our $2.5 Billion Credit Agreement and $524.5 million of cash and cash equivalents; and
•Attract, select, develop, motivate, challenge and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:
•Natural Gas Gathering and Processing;
•Natural Gas Liquids; and
•Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations. Our completed capital-growth projects in the Williston Basin increased our gathering and processing capacity and enable us to capture increased natural gas production from new wells and previously flared natural gas production.

The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the eastern portion of Wyoming.

Mid-Continent region - The Mid-Continent region includes the oil-producing, NGL-rich STACK and SCOOP areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.
Property - Our Natural Gas Gathering and Processing segment includes the following assets:
•18,900 miles of natural gas gathering pipelines;
•ten natural gas processing plants with 1.0 Bcf/d of processing capacity in the Mid-Continent region, and 12 natural gas processing plants with 1.5 Bcf/d of processing capacity in the Rocky Mountain region; and
•14 MBbl/d of NGL fractionation capacity at various natural gas processing plants.

In addition, we have access to up to 200 MMcf/d of processing capacity in the Mid-Continent region through a long-term processing services agreement with an unaffiliated third party.

Our paused and suspended growth projects are excluded from the assets listed above. See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects.

Sources of Earnings - Earnings for this segment are derived primarily from the following types of service contracts:
•Fee with POP contracts with no producer take-in-kind rights - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producer’s natural gas. After performing these services, we sell the commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 65% and 63% of supply volumes in this segment for 2020 and 2019, respectively.
•Fee with POP contracts with producer take-in-kind rights - We purchase a portion of the raw natural gas stream, charge fees for providing the midstream services listed above, return primarily the residue natural gas to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 29% and 33% of supply volumes in this segment for 2020 and 2019, respectively.
•Fee-only - Under this type of contract, we charge a fee for the midstream services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented 6% and 4% of supply volumes in this segment in 2020 and 2019, respectively.

For commodity sales, we contract to deliver residue natural gas, condensate and/or unfractionated NGLs to downstream customers at a specified delivery point. Our sales of NGLs are primarily to our affiliate in the Natural Gas Liquids segment.

Utilization - The utilization rates for our natural gas processing plants were 66% and 84% for 2020 and 2019, respectively. Our utilization rates decreased in 2020 due primarily to reduced demand as a result of COVID-19. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

Unconsolidated Affiliates - Our unconsolidated affiliates in this segment are not material.

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

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Missouri, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass Pipeline Company, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Property - Our Natural Gas Liquids segment includes the following assets:
•9,130 miles of gathering pipelines with operating capacity of 1,760 MBbl/d, including 6,330 miles of FERC-regulated pipelines with operating capacity of 1,460 MBbl/d;
•4,350 miles of distribution pipelines with operating capacity of 1,150 MBbl/d, including 4,180 miles of FERC-regulated pipelines with operating capacity of 1,080 MBbl/d;
•eight NGL fractionators with combined operating capacity of 920 MBbl/d (includes interests in our proportional share of operating capacity), including 520 MBbl/d in the Mid-Continent region and 400 MBbl/d in the Gulf Coast region;
•one isomerization unit with operating capacity of 10 MBbl/d;
•one ethane/propane splitter with operating capacity of 40 MBbl/d;
•six NGL storage facilities with operating storage capacity of 30 MMBbl; and
•eight NGL product terminals.

In addition, we lease 10 MMBbl of annual pipeline capacity near our ONEOK North System and have access to 5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and 60 MBbl/d of NGL fractionation capacity in the Gulf Coast through service agreements.

Our paused and suspended growth projects are excluded from the assets listed above. See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects.

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from commodity sales and purchases and fee-based services. We purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our business activities are categorized as follows:
•Exchange services - We utilize our assets to gather, transport, treat and fractionate unfractionated NGLs, thereby converting them into marketable NGL products delivered to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.
•Transportation and storage services - We transport NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.
•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through the purchase and sale of NGLs and NGL products. We primarily transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our NGL storage facilities to capture seasonal price differentials and serving truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

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

Utilization - The utilization rates for our various assets, including leased assets, decreased in 2020, due primarily to reduced demand as a result of COVID-19, which was partially offset by ethane economics, including the impact of ethane rejection in 2019 and ethane recovery in 2020. The utilization rates for 2020 and 2019, respectively, were as follows:
•our NGL gathering pipelines were 61% and 78%;
•our NGL distribution pipelines were 51% and 63%; and
•our NGL fractionators were 77% and 84%.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service. Our fractionation utilization rate reflects approximate proportional capacity associated with our ownership interests.

Unconsolidated Affiliates - We have a 50% ownership interest in Overland Pass Pipeline Company, which operates an interstate NGL pipeline system extending 760 miles, originating in Wyoming and Colorado and terminating in Kansas. Our other unconsolidated affiliates in this segment are not material.

See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Government Regulation - The operations and revenues of our NGL pipelines are regulated by various state and federal government agencies. Our interstate NGL pipelines are regulated under the Interstate Commerce Act, which gives the FERC jurisdiction to regulate the terms and conditions of service, rates, including depreciation and amortization policies, and initiation of service. In Oklahoma, Kansas and Texas, certain aspects of our intrastate NGL pipelines that provide common carrier service are subject to the jurisdiction of the OCC, KCC and RRC, respectively.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment, through its wholly owned assets, provides transportation and storage services to end users. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users.

Interstate Pipelines - Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipeline companies include:
•Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines that have access to both the Utica Shale and the Marcellus Shale at the Chicago Hub near Joliet, Illinois;
•Viking Gas Transmission, which is a bidirectional system that interconnects with a TransCanada Corporation pipeline at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin;

•Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and
•OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas throughout the state and have access to the major natural gas production areas in the Mid-Continent region, which include the STACK and SCOOP areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha area where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.
Property - Our Natural Gas Pipelines segment includes the following assets:
•1,500 miles of FERC-regulated interstate natural gas pipelines with 3.5 Bcf/d of peak transportation capacity;
•5,100 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of 4.3 Bcf/d; and
•six underground natural gas storage facilities with 52.2 Bcf of total active working natural gas storage capacity.

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

Our transportation earnings are primarily fee-based from the following types of services:
•Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay regardless of usage. Under this type of contract, the customer pays a monthly fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.

•Interruptible service - Under interruptible service transportation agreements, the customer may utilize available capacity after firm service requests are satisfied. The customer is not guaranteed use of our pipelines unless excess capacity is available.

Our regulated natural gas transportation services contracts are based upon rates stated in the respective tariffs, which have generally been established through shipper specific negotiation, discounts and negotiated settlements. The rates are filed with FERC or the appropriate state jurisdictional agencies. In addition, customers typically are assessed fees, such as a commodity charge, and we may retain a percentage of natural gas in-kind based on the natural gas volumes transported.

Our storage earnings are primarily fee-based from the following types of services:
•Firm service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically have terms longer than one year.
•Park-and-loan service - An interruptible storage service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of our storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Utilization - Our natural gas pipelines were 96% and 98% subscribed in 2020 and 2019, respectively, and our natural gas storage facilities were 71% and 64% subscribed in 2020 and 2019, respectively.

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes the following unconsolidated affiliates:
•50% ownership interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, and the Williston Basin in North Dakota to a terminus near North Hayden, Indiana.
•50% ownership interest in Roadrunner, a bidirectional pipeline, which has the capacity to transport 570 MMcf/d of natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and has capacity to transport approximately 1.0 Bcf/d of natural gas from the Delaware Basin to the Waha area. We are the operator of Roadrunner.

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

Demand for gathering and processing services is dependent on natural gas production by producers in the regions in which we operate. State requirements in North Dakota for producers to reduce natural gas flaring have increased the need for our services to capture, gather and process natural gas. Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, normal butane and natural gasoline are also used by the petrochemical industry to produce chemical components, used for a range of products that improve our daily lives and promote economic growth, including health care products, recyclable food packaging, clothing, technology, building materials, industrial, manufacturing and energy infrastructure, lightweight vehicle components and batteries. Propane is also used to heat homes and businesses.

See additional discussion regarding the impacts of COVID-19 on supply and demand under “Business Update, Market Conditions and COVID-19” in our Executive Summary at the beginning of this Item 1. Business.

Commodity Prices - In March 2020, the increase in crude oil supply combined with a decrease in crude oil demand stemming from the global response and uncertainties related to COVID-19 resulted in a sharp decline in crude oil prices. However, in the third quarter 2020, prices significantly improved from second quarter lows. Our earnings are primarily fee-based in all three of our segments, however in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market. In our Natural Gas Pipelines segment, we are exposed to minimal commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which may affect our customer demand for our natural gas storage services.

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

Competition - We compete for natural gas and NGL supply with other midstream companies, major integrated oil companies and independent exploration and production companies that have gathering and processing assets, fractionators, intrastate and interstate pipelines and storage facilities. The factors that typically affect our ability to compete for natural gas and NGL supply are:
•quality of services provided;
•producer drilling activity;
•proceeds remitted and/or fees charged under our contracts;
•proximity of our assets to natural gas and NGL supply areas and markets;
•proximity of our assets to alternative energy production;
•location of our assets relative to those of our competitors;

•efficiency and reliability of our operations;
•receipt and delivery capabilities for natural gas and NGLs that exist in each pipeline system, plant, fractionator and storage location;
•the petrochemical industry’s level of capacity utilization and feedstock requirements;
•current and forward natural gas and NGL prices; and
•cost of and access to capital.

We have responded by making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that we compete effectively. Our and our competitors’ infrastructure projects may affect commodity prices and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market centers.

Customers - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments derive services revenue from major and independent crude oil and natural gas producers. Our Natural Gas Liquids segment’s customers also include NGL and natural gas gathering and processing companies. Our downstream commodity sales customers are primarily petrochemical, refining and marketing companies, utilities, large industrial companies, natural gasoline distributors, propane distributors and municipalities. Our Natural Gas Pipeline segment’s assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. leases excess office space to others and operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands and waterways preservation, wildlife conservation, cultural resources protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect adversely our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot assure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

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

Our GHG emissions originate primarily from combustion engine exhaust, heater exhaust and fugitive methane gas emissions. Our environmental actions focus on minimizing the impact of our operations on the environment. These actions include: (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and NGL fractionation facilities;

(iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from our facilities. In addition, many of our compressor station facilities are designed and operated with electric-driven compression units, which reduce the potential emission from these facilities, including Scope 1 GHG emissions, which are emissions directly sourced from our facilities.

We participate in the EPA’s Natural Gas STAR Program and the Our Nation’s Energy (ONE) Future Coalition to reduce voluntarily methane emissions. We continue to focus on maintaining low methane gas release rates through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

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

In 2015, PHMSA issued notices of proposed rulemaking for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities, known as “the Mega Rule.” Due to the large number of rules being considered, PHMSA partitioned the new rulemaking into three sections. To date, the first section of rules was finalized and published in 2019 in the federal register. These final rules mostly address congressional mandates due to former pipeline safety reauthorizations. We do not anticipate the potential capital and operating expenditures related to the first section of rules to create a material impact to our planned capital or operations and maintenance costs. At this point, we do not fully know the impact of the regulations that remain to be finalized. Coupled together, these new rules may provide increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new or pending regulations. In 2020, legislation was passed to reauthorize PHMSA through 2024. Certain requirements for operations and maintenance, integrity management, leak detection and public awareness will be subject to new rulemaking as a result. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new regulations.

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

Our 2019 total emissions reported pursuant to EPA requirements were approximately 60 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any material costs, fees or expenses on any of these emissions.

We monitor proposed and final rulemakings. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and EPA actions. However, the EPA may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations. Generally, EPA rulemakings require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007, and the final rule associated with these regulations was issued in December 2014. We provided information regarding our chemicals via Top-Screens submitted to Homeland Security, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk. To date, one of our facilities has been given a Tier 4 rating. Facilities receiving a Tier 4 rating are required to complete Site Security Plans, including possible physical security enhancements. The cost of the Site Security Plans and security enhancements did not have a material impact on our results of operations, financial position or cash flows.

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

HUMAN CAPITAL

The long-term sustainability of our business is dependent on our continued ability to attract, select, develop, motivate, challenge and retain a diverse group of employees to execute our business strategies. We manage our human capital by offering compensation and benefits that are designed to position us as an employer of choice. We also invest significant time and resources developing our employees, training them on health, safety and compliance matters and building inclusive, high-performing teams.

As of December 31, 2020, we had 2,886 employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

Culture - Our success is due in large part to the skills, experience and dedication of our employees. We are committed to cultivating an inclusive and dynamic work environment where talented people can find opportunities to succeed, grow and contribute to the success of the company. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values - Ethics, Quality, Diversity, Value and Service - guide the way in which our employees conduct our business and operations. Our core value of Ethics means our actions are founded on trust, honesty and integrity through open communications and adherence to the highest standards of personal, professional and business ethics. Our core value of Quality drives us to make continuous improvements in our quest for excellence. Our core value of Diversity means we value the diversity, dignity and worth of each employee, and believe that a diverse and inclusive workforce is critical to our continued success. Our core value of Value means we are committed to creating value for all stakeholders - employees, customers, investors and our communities - through the optimum development and utilization of our resources. Finally, our core value of Service means we provide responsive, flexible service to customers, and commit to preserving the environment, providing a safe work environment and improving the quality of life for employees where they live and work.

Diversity and Inclusion - Our diversity and inclusion (D&I) strategy is a cross-functional effort that draws upon contributions from employees at all levels of the organization and is focused on enhancing the workplace to retain and attract talent. The strategy is guided by a D&I Council composed of a diverse group of employees who represent different demographics, work locations, points of view, roles and levels of seniority. Our Chief Executive Officer serves as chair of the D&I Council and attends all meetings of the D&I Council, along with the rest of our senior leadership team. We also have a team within our organizational development group that is wholly dedicated to supporting our D&I efforts.

In 2020, we provided funding and support for five employee-led business resource groups (BRGs): a Black/African American Resource Group; an Indigenous/Native American Resource Group; a Latinx/Hispanic American Resource Group; a Veterans Resource Group; and a Women’s Resource Group. Each BRG’s purpose is to promote the attraction, development, motivation and retention of members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become a supporter of one or more of our BRGs.

We embed D&I concepts into our core leadership development curriculum and sponsor a number of internal programs intended to promote D&I. In addition, we seek to give back to the communities where we operate by partnering on initiatives to support underrepresented community members and local charitable organizations.

Employee Safety - The safety of our employees is critical to our operations and success. By monitoring the integrity of our assets and promoting the safety of our employees, we are investing in the long-term sustainability of our businesses. We continuously assess the risks our employees face in their jobs, and we work to mitigate those risks through training, appropriate engineering controls, work procedures and other preventive safety programs. Reducing incidents and improving our personal safety incident rates are important, but we are not focused only on statistics. Low personal safety incident rates alone cannot prevent a large-scale incident, which is why we continue to focus on enhancing our Environmental, Safety and Health management systems and process safety programs, such as key risk/key control identification and knowledge sharing. We endeavor to operate our assets safely, reliably and in an environmentally responsible manner. We maintain mature and robust programs that guide trained staff in the completion of these activities, and we continue to enhance and improve these programs and our internal capabilities. In response to COVID-19, we have taken steps to manage the potential impacts of the COVID-19 outbreak on our employees. We continue to practice remote work procedures when possible to protect the safety of our employees and their families, and have taken extra precautions for our employees who work in the field or need to report to a ONEOK facility, such as increased facility access restrictions, workspace modifications, social distancing, face covering protocols and sanitation procedures. During 2020, ONEOK employees completed more than 50,000 hours of virtual and classroom training focused on employee safety.

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas, which have access to both rapid antigen and polymerase chain reaction COVID-19 testing. In response to COVID-19, we provided temporary benefit adjustments, including waiving charges for virtual health visits, COVID-19 diagnostic tests and COVID-19 vaccines. Current resources include a dedicated employee information site that houses regular updates regarding COVID-19 and provides resources for prevention best practices, physical health, mental health and caregiver services. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and resolving claims. We offer full pay for maternity, paternity or adoption leave of up to 240 hours per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption. Additional benefits provided for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, and full pay while on bereavement and personal and family care leave.

We also provide the opportunity for our employees to help fellow employees through the ONE Trust Fund by contributing donated vacation hours or monetary donations. The ONE Trust Fund is a nonprofit, charitable organization, that serves our employees in times of personal crises due to natural disasters, medical emergencies or other hardships.

Personal and Professional Development - We provide various options to assist with career growth and development. For employees just entering the workforce who desire to advance their career and continue to learn or for the professional who is interested in developing their skills, we provide education and training in a variety of areas, including leadership, functional and industry-specific topics, professional development and skill-building opportunities. Our organizational development and D&I teams provide live virtual classroom training, computer-based self-study and one-on-one coaching that is available to all employees.

We value education and assist eligible employees with the expense of furthering their education in job-related fields, including up to $5,000 per year in qualifying tuition expenses. We also may reimburse employees for certain job-related professional certification examination fees.

Recruiting - We make it a priority to attract, select, develop, motivate, challenge and retain the talent necessary to support our key business strategies. We use targeted recruitment events, maintain strong relationships with area technical schools, colleges and universities, and we offer compensation benefits and career opportunities that are designed to position us as an employer of choice. In response to COVID-19, we continue to recruit and hire new employees for critical positions through virtual interviews. D&I continue to be a priority in recruiting, and we deploy sourcing strategies designed to access talent from groups that are historically underrepresented in our industry and workplace.

Retirement - We maintain a 401(k) Plan for our employees and match 100% of employee contributions up to 6% of eligible compensation, subject to applicable tax limits. We also have a defined benefit pension plan covering certain employees and former employees hired prior to January 1, 2005. Employees that do not participate in our defined benefit pension plan are eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan. As of December 31, 2020, approximately 96% of eligible employees were contributing to our 401(k) Plan. In first quarter 2020, we opted into the CARES Act 401(k) penalty-free hardship withdrawal and loan deferral programs for employees. For additional information about our retirement benefits, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	68	2011 to present	Chairman of the Board, ONEOK
Chairman of the Board		2007 to 2017	Chairman of the Board, ONEOK Partners
Terry K. Spencer	61	2014 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2014 to 2017	President and Chief Executive Officer, ONEOK Partners
		2014 to present	Member of the Board of Directors, ONEOK
		2014 to 2017	Member of the Board of Directors, ONEOK Partners
Robert F. Martinovich	63	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK
Executive Vice President and Chief Administrative Officer		2015 to 2017	Executive Vice President and Chief Administrative Officer, ONEOK Partners
Walter S. Hulse III	57	2019 to present	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs		2017 to 2019	Chief Financial Officer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
		2015 to 2017	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
Kevin L. Burdick	56	2017 to present	Executive Vice President and Chief Operating Officer, ONEOK
Executive Vice President and Chief Operating Officer		2017	Executive Vice President and Chief Commercial Officer, ONEOK and ONEOK Partners
		2016 to 2017	Senior Vice President, Natural Gas Gathering and Processing, ONEOK Partners
		2013 to 2016	Vice President, Natural Gas Gathering and Processing, ONEOK Partners
Charles M. Kelley	62	2018 to present	Senior Vice President, Natural Gas, ONEOK
Senior Vice President, Natural Gas		2017 to 2018	Senior Vice President, Natural Gas Gathering & Processing, ONEOK
		2015 to 2017	Senior Vice President, Corporate Planning and Development, ONEOK and ONEOK Partners
Sheridan C. Swords	51	2017 to present	Senior Vice President, Natural Gas Liquids, ONEOK
Senior Vice President, Natural Gas Liquids		2013 to 2017	Senior Vice President, Natural Gas Liquids, ONEOK Partners
Stephen B. Allen	47	2017 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK
Senior Vice President, General Counsel and Assistant Secretary		2008 to 2017	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Mary M. Spears	41	2019 to present	Vice President and Chief Accounting Officer, ONEOK
Vice President and Chief Accounting Officer		2015 to 2019	Director, SEC Reporting, ONEOK
		2015 to 2017	Director, SEC Reporting, ONEOK Partners

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

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

The COVID-19 pandemic has affected adversely, and could further affect adversely, our results of operations.

The COVID-19 pandemic led to global and regional economic disruption, volatility in the financial markets and a weakened commodity price environment. The outbreak and government measures taken in response, including extended quarantines, closures and reduced operations of businesses had a significant adverse impact, both direct and indirect, on our business and the economy. Due to reductions in economic activity, the world experienced reduced demand for crude oil, refined products, NGLs and natural gas, and weakened commodity prices, which affected adversely our operations.

Uncertainty remains regarding the duration of global impacts due to COVID-19 and the possible resurgence or mutation of the virus. This uncertainty, and the occurrence of these events and measures taken in response, could further affect adversely our results of operations by, among other things, reducing demand for the services we provide, impacting our supply chains and the availability and efficiency of our workforce, creating operational challenges and impacting our ability to access capital markets. The degree to which the pandemic further impacts our business and results of operations will depend on future developments beyond our control, including the success of actions to contain the virus, the length of time needed to vaccinate a significant segment of the global population, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global and regional economic downturn that results from the pandemic.

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

Our gathering and transportation pipeline systems are dependent upon production from natural gas and crude oil wells, which naturally declines over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation facilities, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:
•demand and prices for natural gas, NGLs and crude oil;
•producers’ access to capital;
•producers’ finding and development costs of reserves;
•producers’ desire and ability to obtain necessary permits, drilling rights and surface access in a timely manner and on reasonable terms;
•crude oil and associated natural gas field characteristics and production performance; and
•capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities.

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

In addition to impacts from the COVID-19 pandemic, an adverse change in economic conditions worldwide or in the economic regions in which we operate could negatively affect the crude oil and natural gas markets, as well as in the specific segments in which we operate, resulting in reduced demand and increased price competition for our services and products. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. Volatility in commodity prices may have an impact on many of our suppliers and customers, which, in turn, could have a negative impact on their ability to meet their obligations to us. Periods of severe volatility in equity and credit markets may disrupt our access to such markets, make it difficult to obtain financing necessary to expand facilities or acquire assets, increase financing costs and result in the imposition of restrictive financial covenants. If adverse global or regional economic and market conditions remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, results of operations, financial position, cash flows and liquidity.

The volatility of natural gas, crude oil and NGL prices could affect adversely our earnings and cash flows.

Lower commodity prices could reduce crude oil, natural gas and NGL production which could decrease the demand for our services. Additionally, a significant portion of our revenues are derived from the sale of commodities that are received in conjunction with natural gas gathering and processing services, the transportation and storage of natural gas, and from the purchase and sale of NGLs and NGL products. As commodity prices decline, we could be paid less for our commodities thereby reducing our cash flows. Historically, commodity prices have been volatile and can change quickly. For example, in March 2020, unsuccessful negotiations between the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts resulted in a price war between Saudi Arabia and Russia. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. It is likely that commodity prices will continue to be volatile in the future.
The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to, the following:
•overall domestic and global economic conditions;
•relatively minor changes in the supply of, and demand for, domestic and foreign energy;
•market uncertainty;
•geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;
•production decisions by other countries, such as the failure of countries to abide by recent agreements to reduce production volumes;
•the availability and cost of third-party transportation, natural gas processing and fractionation capacity;
•the level of consumer product demand and storage inventory levels;
•ethane rejection;
•weather conditions;
•domestic and foreign governmental regulations and taxes;
•the price and availability of alternative fuels;
•speculation in the commodity futures markets;
•the effects of imports and exports on the price of natural gas, crude oil, NGL and liquefied natural gas;
•the effect of worldwide energy-conservation measures;
•the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials; and
•technology and improved efficiency impacting supply and demand for natural gas, NGLs and crude oil.

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

Due to climate change concerns, some investors may choose to either not invest, or to reduce their investment, in companies that explore for, produce, process, transport or sell products derived from hydrocarbons. If this investor sentiment increases, we may see reduced demand for our securities, which could impact our liquidity or the value of our securities. In addition, to the extent financial markets view climate change and emissions of GHGs as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.

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

Our operations are subject to all the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, infectious disease including a pandemic, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods, and other similar events beyond our control. Also, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce our revenues and increase expenses, thereby impairing our ability to meet our obligations.

As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and we are not fully insured against all risks inherent to our business. If we were to incur a significant liability for which we were not fully insured, it could affect adversely our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance may not be paid in a timely manner.

Continued development of supply sources outside of our operating regions could impact demand for our services.

Production areas outside of our operating regions may compete with natural gas and NGL supply originating in production areas connected to our systems, which may cause natural gas and NGLs in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts. In our Natural Gas Gathering and Processing segment, the development of reserves could move drilling rigs from our current service areas to other areas, which may reduce demand for our services. In our Natural Gas Pipelines segment, the displacement of natural gas originating in supply areas connected to our pipeline systems by supply sources that are closer to the end-use markets could reduce demand for our services. Either of these possibilities could result in lower revenues, which could affect adversely our business, results of operations, financial position and cash flows.

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

Certain of our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss of future cash flows and earnings arising from adverse changes in commodity prices. Our primary commodity price exposures arise from:
•the value of the commodities sold under fee with POP contracts of which we retain a portion of the sales proceeds;
•the price differentials between the individual NGL products with respect to our NGL transportation and fractionation agreements;
•the location price differentials in the price of natural gas and NGLs;
•the seasonal price differentials in natural gas and NGLs related to our storage operations;
•the price risk related to electric costs to operate our facilities; and
•the fuel costs and the value of the retained fuel in-kind in our natural gas pipelines and storage operations.

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

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these information technology systems, networks and services include, but are not limited to:
•controlling our plants and pipelines with industrial control systems including Supervisory Control and Data Acquisition (SCADA);
•collecting and storing customer, employee, investor and other stakeholder information and data;
•processing transactions;
•summarizing and reporting results of operations;
•hosting, processing and sharing confidential and proprietary research, business plans and financial information;
•complying with regulatory, legal, financial or tax requirements;
•providing data security; and
•other processes necessary to manage our business.

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

Due to increased technology advances and an increase in remote work arrangements due to the COVID-19 pandemic, we have become more reliant on technology to help increase efficiency in our businesses. We use software to help manage and operate our businesses, and this may subject us to increased risks. According to experts, since the beginning of the COVID-19 pandemic there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, physical damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

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

To expand our business, we regularly construct new and modify or expand existing pipelines and gathering, processing, storage and fractionation facilities. The construction and modification of these facilities may involve the following risks:
•projects may require significant capital expenditures, which may exceed our estimates, and involve numerous regulatory, environmental, political, legal and weather-related uncertainties;
•projects may increase demand for labor, materials and rights of way, which may, in turn, affect our costs and schedule;
•we may be unable to obtain new rights of way to connect new natural gas or NGL supplies to our existing gathering or transportation pipelines;
•if we undertake these projects, we may not be able to complete them on schedule or at the budgeted cost;
•our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project;
•we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize;
•opposition from environmental and social groups, landowners, tribal groups, local groups and other advocates could result in organized protests, attempts to block or sabotage our construction activities or operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of our assets; and
•we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas or NGLs, which may not yet be operational.
As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve our expected investment return, which could affect adversely our business, results of operations, financial position and cash flows.

Estimates of hydrocarbon reserves may be inaccurate, which could result in lower than anticipated volumes.

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

RISK FACTORS RELATED TO REGULATION

Increased regulation of exploration and production activities, including hydraulic fracturing, well setbacks and disposal of wastewater, could result in reductions or delays in drilling and completing new crude oil and natural gas wells.

The crude oil and natural gas industry is relying increasingly on supplies from nonconventional sources, such as shale and tight sands. Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate crude oil and natural gas production. Legislation or regulations placing restrictions on exploration and production activities, including hydraulic fracturing and disposal of wastewater, could result in operational delays, increased operating costs and additional regulatory burdens on exploration and production operators. Any of these factors could reduce their production of unprocessed natural gas and, in turn, affect adversely our revenues and results of operations by decreasing the volumes of natural gas and NGLs gathered, treated, processed, fractionated and transported on our or our joint ventures’ assets.

Our business is subject to regulatory oversight and potential penalties.

The energy industry historically has been subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:
•regulatory approval and review of certain of our rates, operating terms and conditions of service;
•the types of services we may offer our counterparties;
•construction and operation of new facilities;
•the integrity, safety and security of facilities and operations;
•acquisition, extension or abandonment of services or facilities;
•reporting and information posting requirements;
•maintenance of accounts and records; and
•relationships with affiliate companies involved in all aspects of the natural gas and energy businesses.

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

Under the Natural Gas Act, which is applicable to our interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to our NGL pipelines, our interstate transportation rates are regulated by the FERC and many changes to our pipeline tariffs must be approved in a regulatory proceeding. Additionally, shippers, the FERC and/or state regulatory agencies may investigate our tariff rates which could result in, among other things, being ordered to reduce rates or make refunds to shippers.

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

Our operations are subject to federal and state laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities. Increased litigation challenging oil and gas development and changes to laws, regulations and policies could impact adversely our business.

The risk of incurring substantial environmental costs and liabilities is inherent in our business. Our operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into, or otherwise relating to the protection of, the environment. Examples of these laws include:
•the Clean Air Act and analogous state laws that impose obligations related to air emissions;
•the Clean Water Act and analogous state laws that regulate discharge of wastewater from our facilities to state and federal waters;
•the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; and
•the federal Resource Conservation and Recovery Act and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

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

Increased litigation challenging oil and gas development, as well as changes to laws, regulations and policies could impact our business. These actions could, among other things, impact our customers’ activities, our existing permits and our ability to obtain permits for new development projects, which could affect adversely our business, financial position, or results of operations.

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

RISK FACTORS RELATED TO FINANCING OUR BUSINESS

Changes in interest rates could affect adversely our business.

We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings. Our results of operations, cash flows and financial position could be affected adversely by significant fluctuations in interest rates from current levels.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. However, in November 2020, the administrator of LIBOR, the ICE Benchmark Administration, announced its intention to continue publications of all U.S. dollar LIBOR tenors through June 2023, with the exception of one-week and two-month tenors which will cease at the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR), a new index supported by short-term Treasury repurchase agreements. Although there have been some issuances utilizing SOFR, it is unknown whether this alternative reference rate will attain market acceptance as a replacement for LIBOR.

Our $2.5 Billion Credit Agreement includes provisions that grant the administrative agent broad discretion to establish a replacement rate for LIBOR, if necessary, which could increase our short-term borrowing costs for amounts issued under this facility.

Any reduction in our credit ratings could affect adversely our business, results of operations, financial position and cash flows.

Our long-term debt has been assigned an investment-grade credit rating of “Baa3” by Moody’s and “BBB” by both S&P and Fitch. Our commercial paper program has been assigned an investment-grade credit rating of Prime-3, A-2 and F-2 by Moody’s, S&P and Fitch, respectively. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by these credit rating agencies. If these agencies were to downgrade our long-term debt or our commercial paper rating, particularly below investment grade, our borrowing costs could increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease. Ratings from these agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

Our indebtedness and guarantee obligations could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2020, we had total indebtedness of $14.4 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
•make it more difficult for us to satisfy our obligations with respect to senior notes and other indebtedness due to the increased debt-service obligations, which could, in turn, result in an event of default on such other indebtedness or the senior notes;
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general business purposes;
•diminish our ability to withstand a downturn in our business or the economy;
•require us to dedicate a substantial portion of our cash flows from operations to debt-service payments, reducing the availability of cash for working capital, capital expenditures, acquisitions, dividends or general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•place us at a competitive disadvantage compared with our competitors that have proportionately less debt and fewer guarantee obligations.

We are not prohibited under the indentures governing the senior notes from incurring additional indebtedness, but our debt agreements do subject us to certain operational limitations summarized in the next paragraph. If we incur significant additional indebtedness, it could worsen the negative consequences mentioned above and could affect adversely our ability to repay our other indebtedness.

Our $2.5 Billion Credit Agreement contains provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our $2.5 Billion Credit Agreement contains provisions that, among other things, limit our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, grant liens or make negative pledges. It also requires us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur, as described in the “Liquidity and Capital Resources” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report. These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash. Future financing agreements we may enter into may contain similar or more restrictive covenants.

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

Although ONEOK Partners and the Intermediate Partnership have guaranteed our debt securities, the guarantees are subject to release under certain circumstances, and we have subsidiaries that are not guarantors. In those cases, the debt securities effectively are subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the debt securities.

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

ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness. A court may use fraudulent conveyance laws to subordinate or avoid the cross guarantees of certain of our and ONEOK Partners’ indebtedness. It is also possible that under certain circumstances, a court could avoid or subordinate the guarantor’s guarantee of our and ONEOK Partners’ indebtedness in favor of the guarantor’s other debts or liabilities to the extent that the court determined either of the following were true at the time the guarantor issued the guarantee:
•the guarantor incurred the guarantee with the intent to hinder, delay or defraud any of its present or future creditors or the guarantor contemplated insolvency with a design to favor one or more creditors to the total or partial exclusion of others; or
•the guarantor did not receive fair consideration or reasonable equivalent value for issuing the guarantee and, at the time it issued the guarantee, the guarantor:
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

The measure of insolvency for purposes of the foregoing will vary depending upon the law of the relevant jurisdiction. Generally, however, an entity would be considered insolvent for purposes of the foregoing if:
•the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets at a fair valuation;

•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could not pay its debts as they become due.

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

GENERAL RISK FACTORS

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

We are connected to market areas located in the Mid-Continent, Rocky Mountain, Permian Basin, Midwest markets, including Chicago, Illinois and Gulf Coast regions of the U.S. Our counterparties are primarily major integrated and independent exploration and production, pipeline, marketing and petrochemical companies and natural gas and electric utilities. Therefore, our counterparties may be similarly affected by changes in economic, regulatory or other factors that may affect our overall credit risk.

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

For further discussion of impairments of goodwill, long-lived assets and equity-method investments, see Notes A, E, D and M, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per-share basis.

Any acquisition involves potential risks that may include, among other things:
•inaccurate assumptions about volumes, revenues and costs, including potential synergies;
•an inability to integrate successfully the businesses we acquire;
•decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•a significant increase in our interest expense and/or financial leverage if we incur additional debt to finance the acquisition;
•the assumption of unknown liabilities for which we are not indemnified, our indemnity is inadequate or our insurance policies may exclude from coverage;
•an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;
•limitations on rights to indemnity from the seller;
•inaccurate assumptions about the overall costs of equity or debt;
•the diversion of management’s and employees’ attention from other business concerns;
•unforeseen difficulties operating in new product areas or new geographic areas;
•increased regulatory burdens;
•customer or key employee losses at an acquired business; and
•increased regulatory requirements.

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

At February 16, 2021, there were 13,844 holders of record of our 444,983,595 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans, see Note J of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian Midstream Energy Select Index and a ONEOK Peer Group during the period beginning on December 31, 2015, and ending on December 31, 2020.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2015, and at the End of Every Year Through December 31, 2020.

$400
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
ONEOK, Inc.
ONEOK Peer Group
S&P 500 Index
Alerian Midstream Energy Select Index

	Cumulative Total Return
	Years Ended December 31,
	2016	2017	2018	2019	2020

ONEOK, Inc.	$249.37	$244.18	$259.53	$383.51	$217.21
S&P 500 Index	$111.96	$136.40	$130.42	$171.49	$203.04
ONEOK Peer Group (a)	$148.02	$138.01	$117.37	$127.36	$90.69
Alerian Midstream Energy Select Index (b)	$143.55	$144.65	$119.08	$145.69	$111.56
(a) - The ONEOK Peer Group is composed of the following companies: DCP Midstream, LP; Enable Midstream Partners, LP; Energy Transfer LP; EnLink Midstream, LLC; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Magellan Midstream Partners, L.P.; MPLX LP; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Targa Resources Corp.; and The Williams Companies, Inc.
(b) - The Alerian Midstream Energy Select Index measures the composite performance of approximately 36 North American energy infrastructure companies who are engaged in midstream activities involving energy commodities.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Millions of dollars, except per share data)
Revenues	$8,542.2	$10,164.4	$12,593.2	$12,173.9	$8,920.9
Net income	$612.8	$1,278.6	$1,155.0	$593.5	$743.5
Total assets	$23,078.8	$21,812.1	$18,231.7	$16,845.9	$16,138.8
Long-term debt, including current maturities	$14,236.1	$12,487.4	$9,381.0	$8,524.3	$8,330.6
EPS - total
Basic	$1.42	$3.09	$2.80	$1.30	$1.67
Diluted	$1.42	$3.07	$2.78	$1.29	$1.66
Dividends declared per share of common stock	$3.74	$3.53	$3.245	$2.72	$2.46

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the changes in revenue in the above table are largely offset in cost of sales and fuel.

In 2020, we incurred $644.9 million in noncash impairment charges, which had an adverse impact on our financial results for the year ended December 31, 2020. In 2017, we recorded noncash impairment charges of $20.2 million.

Upon adoption of Topic 606 in January 2018, we determined that certain Natural Gas Gathering and Processing segment fee with POP contracts and Natural Gas Liquids segment exchange services contracts that include the purchase of commodities are supplier contracts. Contractual fees in these identified contracts are recorded as a reduction of the commodity purchase price in cost of sales and fuel. In 2017 and prior periods, these fees were recorded as services revenue.

In 2017, we recorded a one-time noncash charge to net income through income tax expense of $141.3 million, related to the revaluation of our deferred tax balances and a valuation allowance on certain state net operating loss and tax credit carryforwards resulting from the enactment of the Tax Cuts and Jobs Act.

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

COVID-19 - While we are still experiencing global and regional economic disruption due primarily to COVID-19, our producers have reversed curtailments that were put in place during the second quarter 2020, bringing volumes back to pre-COVID-19 levels as prices significantly improved from second quarter 2020 lows. The full impact of the continued global and regional economic disruption will depend on the unknown duration and severity of COVID-19, and, among other things, the impact of governmental actions imposed in response to COVID-19, the pace and scale of economic recovery and corresponding demand for crude oil, and the impacts to commodity prices. We continue to monitor producers’ drilling, completion and production plans, which are increasingly positive as commodity prices have stabilized and improved, and our expectations for 2021 include the potential for an improving pace of drilling and completion activity.

In this challenging market environment, we expect to maintain sufficient liquidity and financial stability into 2021 due to cash on hand from our June 2020 equity issuance, cash flows from operations and access to our undrawn $2.5 Billion Credit Agreement. We have no debt maturities prior to 2022, and our investment-grade credit ratings have remained stable.

Sustainability - In 2020, we were included in the Dow Jones Sustainability North America Index for the second consecutive year and added to the Dow Jones Sustainability World Index (DJSI World), which recognize companies for industry-leading environmental, social and governance performance. We are currently the only North American energy company included in the DJSI World group of global sustainability leaders. We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. We are preparing for the future energy transition and our role in meeting the world’s energy needs in an environmentally responsible way.

Growth Projects - We operate an integrated, reliable and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. We have completed significant capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure. These projects provide us the capacity to benefit from future supply growth without significant capital investment. In the first quarter 2020, due to the decline in commodity prices and economic demand disruption caused by COVID-19, we suspended our announced plans to construct the Demicks Lake III natural gas processing plant, the fourth expansion of the ONEOK West Texas NGL pipeline system, and reduced the scope of the expansion of our Elk Creek pipeline and various other paused projects. These projects can be restarted quickly when producer activity warrants additional infrastructure. Our announced capital-growth projects are outlined in the table below:

Project (b)	Scope	Approximate Costs (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake I plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$400	Completed October 2019
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake II plant and related infrastructure	200 MMcf/d processing plant and related gathering infrastructure in the core of the Williston Basin	$410	Completed January 2020
	Supported by acreage dedications with long-term primarily fee-based contracts
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Paused (c)
	Supported by acreage dedications with long-term primarily fee-based contracts
Natural Gas Liquids
Elk Creek pipeline and related infrastructure	900-mile NGL pipeline from the Williston Basin to the Mid-Continent region, with capacity of up to 240 MBbl/d, and related infrastructure	$1,400	Completed December 2019
	Anchored by long-term contracts
	Expansion capability up to 400 MBbl/d with additional pump facilities
Arbuckle II pipeline and related infrastructure	530-mile NGL pipeline from the STACK area to Mont Belvieu, Texas, and related infrastructure	$1,360	Completed March 2020
	Supported by long-term contracts
	Expansion capability up to 1 MMBbl/d
MB-4 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$575	Completed March 2020 (d)
	Fully contracted with long-term contracts
ONEOK West Texas NGL pipeline expansion and Arbuckle II connection	Increasing mainline capacity by 80 MBbl/d with additional pump facilities and pipeline looping	$295	Completed June 2020 (e)
	Connecting ONEOK West Texas NGL pipeline system to the Arbuckle II pipeline
	Supported by long-term dedicated production from six third-party processing plants expected to produce up to 60 MBbl/d
Bakken NGL pipeline extension	75-mile NGL pipeline in the Williston Basin connecting to a third-party processing plant	$100	Completed August 2020
	Supported by a long-term contract with a minimum volume commitment
Arbuckle II extension project and additional gathering infrastructure	Provide additional takeaway capacity in the STACK area	$240	Completed
	Allow increasing volumes on the Elk Creek pipeline access to fractionation capacity at Mont Belvieu, Texas		August 2020
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Paused (c)
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (c)
	Fully contracted with long-term contracts
ONEOK West Texas NGL pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (c)
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (c)
(a) - Excludes capitalized interest/AFUDC.
(b) - Projects listed exclude our suspended capital-growth projects, which include the Demicks Lake III natural gas processing plant, the fourth expansion of the ONEOK West Texas NGL pipeline system and a reduction in the scope of the expansion of the Elk Creek pipeline.
(c) - Given the current environment, we paused the majority of construction activities on these projects and do not expect to complete construction by the original target completion date.
(d) - We completed 75 MBbl/d in December 2019 and completed the remaining 50 MBbl/d in March 2020.
(e) - We completed expansions to increase mainline capacity by approximately 45 MBbl/d in the first quarter 2020 and completed the remaining portion of this project in the second quarter 2020, which was delayed due to weather.

Ethane Production - Ethane production fluctuates over short-term periods driven by ethane economics, and as a result, volumes can also fluctuate period to period. Ethane volumes under long-term contracts delivered to our NGL system averaged 375 MBbl/d in 2020, compared with 385 MBbl/d in 2019, but increased by approximately 30 MBbl/d in the second half of 2020, compared with the second quarter 2020, due primarily to improved ethane economics. We expect ethane production to continue to fluctuate throughout 2021.

Debt Issuances and Repayments - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds was used to repay the outstanding borrowings under our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds was used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of other existing indebtedness and funding capital expenditures.

In 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $224.4 million for an aggregate repurchase price of $199.6 million with cash on hand. In connection with these open market repurchases, we recognized $22.3 million of net gains on extinguishment of debt.

Equity Issuances - In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds was, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

Dividends - During 2020, we paid dividends totaling $3.74 per share, an increase of 6% from the $3.53 per share paid in 2019. In February 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year.

Impairments - Due to historic events as a result of COVID-19 impacting supply, demand and commodity prices, in 2020 we evaluated our goodwill, certain long-lived asset groups and equity investments for impairment. Based on the results, we recorded the following impairment charges:

Natural Gas Gathering and Processing - In 2020, we recorded $382.2 million of noncash impairment charges related primarily to certain long-lived asset groups that were not recoverable, $153.4 million of noncash impairment charges related to goodwill and $30.5 million of noncash impairment charges related to our 10.2% investment in Venice Energy Services Company.

Natural Gas Liquids - In 2020, we recorded $71.6 million of noncash impairment charges related primarily to certain inactive assets as our expectation for future use of the assets changed and $7.2 million of noncash impairment charges related to our 50% investment in Chisholm Pipeline Company.

For additional information on our impairment charges, see Notes A, D, E and M of the Notes to Consolidated Financial Statements in this Annual Report.

FINANCIAL RESULTS AND OPERATING INFORMATION

How We Evaluate Our Operations

Management uses a variety of financial and operating metrics to analyze our performance. Our consolidated financial metrics include: (1) operating income; (2) net income; (3) diluted EPS; and (4) the following non-GAAP financial measures: adjusted EBITDA and distributable cash flow. We evaluate segment operating results using adjusted EBITDA and our operating metrics, which include various volume and rate statistics that are relevant for the respective segment. These operating metrics allow investors to analyze the various components of segment financial results in terms of volumes and rate/price. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. For additional information on our operating metrics, see the respective segment subsections of this “Financial Results and Operating Information” section.

Non-GAAP Financial Measures - Adjusted EBITDA, distributable cash flow and dividend coverage ratio are non-GAAP measures of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation expense and certain other noncash items. Distributable cash flow is defined as adjusted EBITDA, computed as described above, less interest expense, maintenance capital expenditures and equity earnings from investments, excluding noncash impairment charges, adjusted for net cash distributions received from unconsolidated affiliates and certain other items. Dividend coverage ratio is defined as distributable cash flow to common shareholders divided by the dividends paid in the period. We believe these non-GAAP financial measures are useful to investors because they and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA, distributable cash flow and dividend coverage ratio should not be considered alternatives to net income, EPS or any other measure of financial performance presented in accordance with GAAP. Additionally, these calculations may not be comparable with similarly titled measures of other companies.

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
Financial Results	2020	2019	2018	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$7,255.2	$8,916.1	$11,395.6	(1,660.9)	(2,479.5)
Services	1,287.0	1,248.3	1,197.6	38.7	50.7
Total revenues	8,542.2	10,164.4	12,593.2	(1,622.2)	(2,428.8)
Cost of sales and fuel (exclusive of items shown separately below)	5,110.1	6,788.0	9,422.7	(1,677.9)	(2,634.7)
Operating costs	886.1	982.9	907.0	(96.8)	75.9
Depreciation and amortization	578.7	476.5	428.6	102.2	47.9
Impairment charges	607.2	—	—	607.2	—
(Gain) loss on sale of assets	(1.3)	2.6	(0.6)	3.9	(3.2)
Operating income	$1,361.4	$1,914.4	$1,835.5	(553.0)	78.9
Equity in net earnings from investments	$143.2	$154.5	$158.4	(11.3)	(3.9)
Impairment of equity investments	$(37.7)	$—	$—	37.7	—
Interest expense, net of capitalized interest	$(712.9)	$(491.8)	$(469.6)	221.1	22.2
Net income	$612.8	$1,278.6	$1,155.0	(665.8)	123.6
Diluted EPS	$1.42	$3.07	$2.78	(1.65)	0.29
Adjusted EBITDA	$2,723.7	$2,580.2	$2,447.5	143.5	132.7
Distributable cash flow	$1,881.6	$2,016.1	$1,822.4	(134.5)	193.7
Capital expenditures	$2,195.4	$3,848.3	$2,141.5	(1,652.9)	1,706.8
See reconciliation of net income to adjusted EBITDA and distributable cash flow in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

2020 vs. 2019 - Operating income decreased $553.0 million primarily as a result of the following:
•a decrease of $607.2 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments;
•an increase of $102.2 million in depreciation expense due to capital projects placed in service;
•Natural Gas Gathering and Processing - a decrease of $47.6 million due primarily to lower realized prices and a decrease of $42.6 million due primarily to natural production declines in the Mid-Continent region; offset partially by
•Natural Gas Liquids - an increase of $270.6 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin and lower rail and pipeline transportation costs, offset partially by a decrease of $123.5 million in optimization and marketing due primarily to narrower location price differentials, lower optimization volumes and lower marketing earnings;

•a decrease of $96.8 million in operating costs due primarily to reduced outside services, lower materials and supplies expenses, lower employee-related costs and the noncash mark-to-market impact of our share-based deferred compensation plan; and
•Natural Gas Pipelines - an increase of $6.7 million in transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue.

Net income and diluted EPS decreased due primarily to the items discussed above and higher interest expense related to an increase in our debt balance and lower capitalized interest and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by net gains on extinguishment of debt related to open market repurchases. Diluted EPS was also impacted by our equity issuance in June 2020.

Capital expenditures decreased due primarily to our previously completed capital-growth projects as well as our paused and suspended capital-growth projects related to weakened commodity prices and economic disruption caused by COVID-19.

Additional information regarding our financial results and operating information is provided in the discussions for each of our segments and in Non-GAAP Measures.

Selected Financial Results and Operating Information for the Year Ended December 31, 2019 vs. 2018 - The consolidated and segment financial results and operating information for the year ended December 31, 2019, compared with the year ended December 31, 2018, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
Financial Results	2020	2019	2018	$ Increase (Decrease)
	(Millions of dollars)
NGL sales	$775.9	$1,024.3	$1,567.2	(248.4)	(542.9)
Condensate sales	113.5	200.1	208.8	(86.6)	(8.7)
Residue natural gas sales	771.5	966.1	1,084.2	(194.6)	(118.1)
Gathering, compression, dehydration and processing fees and other revenue	159.2	178.1	174.4	(18.9)	3.7
Cost of sales and fuel (exclusive of depreciation and operating costs)	(844.0)	(1,302.3)	(2,041.4)	(458.3)	(739.1)
Operating costs, excluding noncash compensation adjustments	(320.0)	(352.8)	(357.7)	(32.8)	(4.9)
Equity in net earnings (loss) from investments	(1.1)	(6.3)	0.4	5.2	(6.7)
Other	(5.0)	(4.5)	(4.3)	(0.5)	(0.2)
Adjusted EBITDA	$650.0	$702.7	$631.6	(52.7)	71.1
Impairment charges	$566.1	$—	$—	566.1	—
Capital expenditures	$446.1	$926.5	$694.6	(480.4)	231.9
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2020 vs. 2019 - Adjusted EBITDA decreased $52.7 million, primarily as a result of the following:
•a decrease of $47.6 million due primarily to lower realized prices impacting our fee with POP contracts; and

•a decrease of $42.6 million due primarily to natural production declines in the Mid-Continent region; offset partially by
•a decrease of $32.8 million in operating costs due primarily to lower materials and supplies expenses due to reduced asset utilization, lower employee-related costs and outside services.

The year ended December 31, 2020, includes $382.2 million of noncash impairment charges related primarily to certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas that were not recoverable, a $153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company. For additional information on our impairment charges, see Notes A, D, E and M of the Notes to Consolidated Financial Statements in this Annual Report.

Capital expenditures decreased due primarily to capital-growth projects completed in 2019 and early 2020, as well as several paused capital-growth projects in 2020.

	Years Ended December 31,
Operating Information (a)	2020	2019	2018
Natural gas gathered (BBtu/d)	2,553	2,753	2,546
Natural gas processed (BBtu/d) (b)	2,364	2,555	2,382
Average fee rate ($/MMBtu)	$0.89	$0.92	$0.90
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2020 vs. 2019 - Our natural gas gathered and natural gas processed volumes decreased due primarily to natural production declines in the Mid-Continent region. In the Williston Basin, we saw significant declines in volumes in the second quarter 2020 due to production curtailments from some of our crude oil and natural gas producers. By the end of the third quarter 2020, curtailed volumes returned.

Our average fee rate decreased due primarily to production curtailments in the second quarter 2020 on producer contracts with higher fees and lower POP components in the Williston Basin. As these curtailed volumes returned to our system, the Williston Basin’s contribution to our average fee rate increased in the second half of 2020.

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

In 2020, we connected two third-party natural gas processing plants in the Permian Basin and two third-party natural gas processing plants in the Rocky Mountain region to our NGL system. In addition, one affiliate and two third-party natural gas processing plants in the Rocky Mountain region and one third-party natural gas processing plant in the Mid-Continent region connected to our system were expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
Financial Results	2020	2019	2018	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$6,409.3	$7,910.8	$10,319.9	(1,501.5)	(2,409.1)
Exchange service revenues and other	497.8	424.2	415.7	73.6	8.5
Transportation and storage revenues	182.9	197.5	199.0	(14.6)	(1.5)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,108.6)	(6,690.9)	(9,176.8)	(1,582.3)	(2,485.9)
Operating costs, excluding noncash compensation adjustments	(396.4)	(434.4)	(378.3)	(38.0)	56.1
Equity in net earnings from investments	39.9	65.1	67.1	(25.2)	(2.0)
Other	(7.7)	(6.5)	(6.0)	(1.2)	(0.5)
Adjusted EBITDA	$1,617.2	$1,465.8	$1,440.6	151.4	25.2
Impairment charges	$78.8	$—	$—	78.8	—
Capital expenditures	$1,655.8	$2,796.6	$1,306.3	(1,140.8)	1,490.3
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2020 vs. 2019 - Adjusted EBITDA increased $151.4 million, primarily as a result of the following:
•an increase of $270.6 million in exchange services due primarily to $137.8 million in higher volumes in the Rocky Mountain region and Permian Basin, $128.4 million in lower costs due primarily to lower rail and pipeline transportation costs, $18.8 million in higher fees charged to customers with minimum volume obligations primarily in the Rocky Mountain region, $17.2 million in higher average fee rates primarily in the Permian Basin and $13.7 million related to lower unfractionated NGLs held in inventory, offset partially by $34.2 million in lower volumes in the Mid-Continent region; and
•a decrease of $38.0 million in operating costs due primarily to lower outside services and employee-related costs; offset partially by
•a decrease of $123.5 million in optimization and marketing due primarily to a decrease of $78.2 million related to narrower location price differentials and lower optimization volumes, lower marketing earnings of $53.0 million due to lower earnings from purity NGL inventory sales and changes in the value of NGLs held in inventory; and
•a decrease of $25.2 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The year ended December 31, 2020, includes $71.6 million of noncash impairment charges related primarily to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company. For additional information on our impairment charges, see Notes A, D and M of the Notes to Consolidated Financial Statements in this Annual Report.

Capital expenditures decreased due primarily to completed and paused capital-growth projects.

	Years Ended December 31,
Operating Information	2020	2019	2018
Raw feed throughput (MBbl/d) (a)	1,084	1,079	1,010
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$0.07	$0.15
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

2020 vs. 2019 - Volumes increased due primarily to increased production at new and existing processing plants in the Rocky Mountain region and Permian Basin, offset partially by lower volumes in the Mid-Continent region and the unfavorable impact from producer curtailments primarily in the second quarter 2020.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
Financial Results	2020	2019	2018	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$401.7	$393.7	$343.0	8.0	50.7
Storage revenues	68.4	72.6	72.0	(4.2)	0.6
Residue natural gas sales and other revenues	9.9	5.7	16.7	4.2	(11.0)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(6.8)	(4.6)	(16.0)	2.2	(11.4)
Operating costs, excluding noncash compensation adjustments	(137.2)	(150.8)	(139.2)	(13.6)	11.6
Equity in net earnings from investments	104.4	95.7	90.8	8.7	4.9
Other	(3.0)	(3.5)	(1.0)	0.5	(2.5)
Adjusted EBITDA	$437.4	$408.8	$366.3	28.6	42.5
Capital expenditures	$71.9	$99.2	$119.2	(27.3)	(20.0)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

2020 vs. 2019 - Adjusted EBITDA increased $28.6 million primarily as a result of the following:
•a decrease of $13.6 million in operating costs due primarily to lower employee-related costs and materials and supplies expenses;
•an increase of $8.7 million from higher equity in net earnings from investments due primarily to additional firm transportation capacity contracted on Northern Border;
•an increase of $6.7 million in transportation services due primarily to higher firm transportation revenue and a $13.5 million contract settlement, offset partially by lower interruptible revenue; and
•an increase of $4.0 million from higher net retained fuel and timing of equity gas sales; offset partially by
•a decrease of $3.9 million from storage services due primarily to lower park-and-loan activity.

Capital expenditures decreased due primarily to the completion of our expansion projects in 2019.

	Years Ended December 31,
Operating Information (a)	2020	2019	2018
Natural gas transportation capacity contracted (MDth/d)	7,461	7,618	6,846
Transportation capacity contracted	96%	98%	96%
(a) - Includes volumes for consolidated entities only.

2020 vs. 2019 - Natural gas transportation capacity contracted decreased due to a contract settlement and the impact of market conditions.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2021.

In June 2019, our subsidiary, Viking Gas Transmission Company (Viking), filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2020, Viking filed a Stipulation and Offer of Settlement (Settlement) with the FERC for approval. The FERC accepted the Settlement in July 2020, which did not impact materially our results of operations.

NON-GAAP MEASURES

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA, distributable cash flow and dividend coverage for the periods indicated:

	Years Ended December 31,
(Unaudited)	2020	2019	2018
Reconciliation of net income to adjusted EBITDA, distributable cash flow and dividend coverage	(Thousands of dollars, except per share amounts and coverage ratios)
Net income	$612,809	$1,278,577	$1,155,032
Add:
Interest expense, net of capitalized interest	712,886	491,773	469,620
Depreciation and amortization	578,662	476,535	428,557
Income tax expense	189,507	372,414	362,903
Impairment charges	644,930	—	—
Noncash compensation expense (a)	8,540	26,699	37,954
Equity AFUDC and other noncash items	(23,661)	(65,811)	(6,545)
Adjusted EBITDA (b)	2,723,673	2,580,187	2,447,521
Interest expense, net of capitalized interest	(712,886)	(491,773)	(469,620)
Maintenance capital	(136,920)	(195,631)	(188,420)
Equity in net earnings from investments	(143,241)	(154,541)	(158,383)
Distributions received from unconsolidated affiliates	176,160	257,644	197,285
Other (b)	(25,195)	20,227	(5,994)
Distributable cash flow	1,881,591	2,016,113	1,822,389
Dividends paid to preferred shareholders	(1,100)	(1,100)	(1,100)
Distributable cash flow to shareholders	1,880,491	2,015,013	1,821,289
Dividends paid	(1,604,266)	(1,456,528)	(1,333,958)
Distributable cash flow in excess of dividends paid	$276,225	$558,485	$487,331
Dividends paid per share	$3.74	$3.53	$3.245
Dividend coverage ratio	1.17	1.38	1.37
Number of shares used in computation (thousands)	428,948	412,614	411,081
(a) - Year ended December 31, 2020, includes a benefit of $11.2 million related to the mark-to-market of our share-based deferred compensation plan.
(b) - Year ended December 31, 2020, includes net gains of $22.3 million on extinguishment of debt related to open market repurchases.

	Years Ended December 31,
(Unaudited)	2020	2019	2018
Reconciliation of segment adjusted EBITDA to adjusted EBITDA	(Thousands of dollars)
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$650,036	$702,650	$631,607
Natural Gas Liquids	1,617,241	1,465,765	1,440,605
Natural Gas Pipelines	437,426	408,816	366,251
Other (a)	18,970	2,956	9,058
Adjusted EBITDA	$2,723,673	$2,580,187	$2,447,521
(a) - Year ended December 31, 2020, includes corporate net gains of $22.3 million on extinguishment of debt related to open market repurchases.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows in 2021 to be primarily related to dividends paid to shareholders and capital expenditures.

We expect our sources of cash inflows to provide sufficient resources to finance our operations and quarterly cash dividends. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024, cash on hand from our June 2020 equity issuance and access to $1.0 billion available through our “at-the-market” equity program.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Annual Report.

Guarantees and Cash Management - In March 2020, the SEC amended Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required, as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are non-guarantors, and substantially all the assets and operations reside with non-guarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, see Note F of the Notes to Consolidated Financial Statements in this Annual Report.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of December 31, 2020, we are in compliance with all covenants of our $2.5 Billion Credit Agreement.

At December 31, 2020, we had no borrowings under our $2.5 Billion Credit Agreement and $524.5 million of cash and cash equivalents.

We had a working capital (defined as current assets less current liabilities) surplus of $525.2 million and a working capital deficit of $550.0 million as of December 31, 2020, and December 31, 2019, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances; our working capital surplus at December 31, 2020, was driven primarily by cash on hand and our working capital deficit at December 31, 2019, was driven primarily by short-term borrowings and accrued interest. We may have working capital deficits in future periods as we continue to repay long-term debt and finance our capital-growth projects, often initially with short-term borrowings.

For additional information on our $2.5 Billion Credit Agreement, see Note F of the Notes to Consolidated Financial Statements in this Annual Report.

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

Debt Issuances - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds was used to repay the outstanding borrowings under our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds was used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of other existing indebtedness and funding capital expenditures.

Debt Repayments - In May 2020, we repaid the remaining $1.25 billion of our $1.5 Billion Term Loan Agreement with cash on hand from our May 2020 public offering of $1.5 billion senior unsecured notes.

In 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $224.4 million for an aggregate repurchase price of $199.6 million with cash on hand. In connection with these open market repurchases, we recognized $22.3 million of net gains on extinguishment of debt.

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

In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds was, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

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

The following table sets forth our growth and maintenance capital expenditures, excluding AFUDC and capitalized interest, for the periods indicated:

Capital Expenditures	2020	2019	2018
	(Millions of dollars)
Natural Gas Gathering and Processing	$446.1	$926.5	$694.6
Natural Gas Liquids	1,655.8	2,796.6	1,306.3
Natural Gas Pipelines	71.9	99.2	119.2
Other	21.6	26.0	21.4
Total capital expenditures	$2,195.4	$3,848.3	$2,141.5

Capital expenditures decreased in 2020, compared with 2019, due primarily to our previously completed capital-growth projects, as well as our paused and suspended capital-growth projects. We expect our 2021 capital expenditures to decrease relative to 2020 due to our previously completed capital-growth projects and paused and suspended capital-growth projects, unless producer activity levels warrant additional infrastructure. See discussion of our announced capital-growth projects in the “Recent Developments” section.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $525-$675 million in 2021.

Credit Ratings - Our long-term debt credit ratings as of February 16, 2021, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Stable
S&P	BBB	A-2	Stable
Fitch (a)	BBB	F2	Stable
(a) - Fitch assigned first-time ratings to ONEOK in November 2020.

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. Although we are in the midst of a challenging market environment, our credit ratings have remained stable. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2024. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2020, we paid dividends of $3.74 per share, an increase of 6% compared with the prior year. In February 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In 2020, we paid dividends of $1.1 million for the Series E Preferred Stock. In February 2021, we paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock.

For the year ended December 31, 2020, our cash flows from operations exceeded dividends paid by $293.7 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,899.0	$1,946.8	$2,186.7
Investing activities	(2,270.5)	(3,768.8)	(2,114.9)
Financing activities	875.0	1,831.0	(97.0)
Change in cash and cash equivalents	503.5	9.0	(25.2)
Cash and cash equivalents at beginning of period	21.0	12.0	37.2
Cash and cash equivalents at end of period	$524.5	$21.0	$12.0

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

2020 vs. 2019 - Cash flows from operating activities, before changes in operating assets and liabilities, decreased $51.1 million due primarily to higher interest expense, lower realized prices in our Natural Gas Gathering and Processing segment and lower optimization and marketing earnings in our Natural Gas Liquids segment. These decreases were offset partially by an increase in exchange services due to higher volumes and lower rail and pipeline transportation costs in our Natural Gas Liquids segment and lower operating costs across our segments, as discussed in “Financial Results and Operating Information.”

The impact of changes in operating assets and liabilities for 2020 was relatively unchanged compared with 2019, due primarily to net decreases from changes in risk-management assets and liabilities, which include a loss on the settlement of $750 million of our forward-starting interest-rate swaps related to our March 2020 issuance of senior unsecured notes and changes in the fair value of risk-management assets and liabilities, which vary from period to period and with changes in commodity prices and interest rates; and changes in other accruals and deferrals. These decreases were offset partially by the changes in commodity imbalances and NGLs and natural gas in storage, which also vary from period to period and with changes in commodity prices.

Investing Cash Flows

2020 vs. 2019 - Cash used in investing activities decreased $1.5 billion due primarily to reduced capital expenditures related to our completed and paused capital-growth projects.

Financing Cash Flows

2020 vs. 2019 - Cash from financing activities decreased $956.0 million due primarily to the issuance of $3.2 billion in long-term debt in 2020, compared with $4.2 billion in long-term debt issuances in 2019, and the repayment of long-term debt and short-term borrowings, offset partially by the issuance of common stock in June 2020.

Cash Flow Analysis for the Year Ended December 31, 2019 vs. 2018 - The cash flow analysis for the year ended December 31, 2019, compared with the year ended December 31, 2018, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

The following is a summary of our most critical accounting policies and estimates, which are defined as those estimates and policies most important to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters. We have discussed the development and selection of our estimates and critical accounting policies with the Audit Committee of our Board of Directors. See Note A of the Notes to Consolidated Financial Statements in this Annual Report for the description of our accounting policies and additional information about our critical accounting policies and estimates.

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

Our fair value measurements classified as Level 3 are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at December 31, 2020, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

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

We assess hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective. We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as effective cash flow hedges. However, if a derivative instrument is ineligible for cash flow hedge accounting or if we fail to appropriately designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded currently in earnings. Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings. For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

See Notes A, B and C of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Due to historic events as a result of COVID-19 impacting supply, demand and commodity prices, we performed a Step 1 analysis in the first quarter 2020 to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment.

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

Based on the results of our impairment test, we concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million. The estimated fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units substantially exceeded their respective carrying values.

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

In 2020, we evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas were not recoverable and exceeded their estimated fair value. We recorded noncash impairment charges of $382.2 million, which includes a natural gas processing plant and infrastructure in the Powder River Basin and its related supply contracts and natural gas processing plants and infrastructure in western Oklahoma and Kansas. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $71.6 million related primarily to certain inactive assets, as our expectation for future use of the assets changed.

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

In 2020, we evaluated our investments in unconsolidated affiliates and concluded that the carrying value of our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment exceeded its estimated fair value, resulting in a noncash impairment charge of $30.5 million, which includes an impairment to our equity-method goodwill of $22.3 million. We also concluded that the carrying value of our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment exceeded its estimated fair value, resulting in a noncash impairment charge of $7.2 million.

Our impairment tests required the use of assumptions and estimates, such as industry economic factors and the profitability of future business strategies. To estimate the fair value of these assets and investments, we used two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating margins, operating and maintenance costs and capital expenditures. Under the market approach, our inputs included EBITDA multiples, which were estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes A, D, E and M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill, long-lived assets and investments in unconsolidated affiliates.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment - Our property, plant and equipment are depreciated using the straight-line method that incorporates management assumptions regarding useful economic lives and residual values. As we place additional assets in service, our estimates related to depreciation expense have become more significant and changes in estimated useful lives of our assets could have a material effect on our results of operations. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation expense prospectively. Examples of such circumstances include changes in (i) competition, (ii) laws and regulations that limit the estimated economic life of an asset, (iii) technology that render an asset obsolete, (iv) expected salvage values and (v) forecasts of the remaining economic life for the resource basins where our assets are located, if any. For the fiscal years presented in this Form 10-K, no changes were made to the determinations of useful lives that would have a material effect on the timing of depreciation expense in future periods.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of property, plant and equipment.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, leases and other long-term obligations as of December 31, 2020. For additional discussion of the debt and lease agreements, see Notes F and O, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
	(Millions of dollars)
Senior notes	$14,347.9	$—	$1,437.7	$925.0	$500.0	$887.0	$10,598.2
Guardian Pipeline senior notes	13.7	7.7	6.0	—	—	—	—
Interest payments on debt	9,710.4	704.2	675.0	631.4	586.8	555.7	6,557.3
Operating leases	116.1	16.5	15.1	13.8	12.5	11.1	47.1
Finance lease	35.1	4.5	4.5	4.5	4.5	4.5	12.6
Firm transportation and storage contracts	516.7	70.9	60.9	55.8	53.4	47.9	227.8
Financial and physical derivatives	393.4	377.9	15.5	—	—	—	—
Employee benefit plans	57.0	11.2	11.8	12.9	10.3	10.8	—
Purchase commitments and other	369.6	83.8	83.4	81.6	41.1	40.7	39.0
Total	$25,559.9	$1,276.7	$2,309.9	$1,725.0	$1,208.6	$1,557.7	$17,482.0

Senior notes - Represents the amount of principal due in each period.

Interest payments on debt - Interest payments are calculated by multiplying long-term debt principal amount by the respective coupon rates.

Operating leases - Our operating leases primarily include leases for pipeline capacity, certain buildings, warehouses, office space, land and equipment, including pipeline equipment, rail cars and information technology equipment.

Finance lease - We lease certain compression facilities under a finance lease that has a fixed-price purchase option in 2028.

Firm transportation and storage contracts - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-rate contracts for firm transportation and storage capacity.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for physical and financial commodity derivatives. Estimated future variable-price purchase commitments are based on market information at December 31, 2020. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Employee benefit plans - Represents projected minimum required cash contributions. We contributed $11.2 million to our defined benefit pension plan in January 2021 and do not expect to make any contributions to our other postretirement plans in the remainder of 2021. See Note K of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Purchase commitments and other - Purchase commitments include payments for NGL fractionation capacity and other contractual commitments. Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Annual Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would,” and other words and terms of similar meaning.

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
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruption;
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
•demand for our services and products in the proximity of our facilities;
•economic climate and growth in the geographic areas in which we operate;
•the risk of a slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;
•performance of contractual obligations by our customers, service providers, contractors and shippers;
•the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, climate change initiatives, production limits and authorized rates of recovery of natural gas and natural gas transportation costs;
•changes in demand for the use of natural gas, NGLs and crude oil because of the development of new technologies or other market conditions caused by concerns about climate change;

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
•our ability to control operating costs and make cost-saving changes;
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
•the mechanical integrity of facilities and pipelines operated;
•the capital-intensive nature of our businesses;
•the impact of unforeseen changes in interest rates, debt and equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension and postretirement expense and funding resulting from changes in equity and bond market returns;
•actions by rating agencies concerning our credit;
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
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•the impact of uncontracted capacity in our assets being greater or less than expected;
•the impact of potential impairment charges;
•the profitability of assets or businesses acquired or constructed by us;
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

•the impact and outcome of pending and future litigation;
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

We are exposed to market risk due to commodity price and interest-rate volatility. Market risk is the risk of loss arising from adverse changes in market rates and prices. We may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve more predictable cash flows. Our risk-management function follows policies and procedures established by our Risk Oversight and Strategy Committee to monitor our natural gas, condensate and NGL marketing activities and interest rates to ensure our hedging activities mitigate market risks and comply with approved thresholds or limits. We do not use financial instruments for trading purposes.

We utilize a sensitivity analysis model to assess the risk associated with our derivative portfolio. The sensitivity analysis measures the potential change in fair value of our derivative instruments based upon a hypothetical 10% movement in the underlying commodity prices or interest rates. In addition to these variables, the fair value of our derivative portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. Because we enter into these derivative instruments for the purpose of mitigating the risks that accompany certain of our business activities, as described below, the change in the market value of our derivative portfolio would typically be offset largely by a corresponding gain or loss on the hedged item.

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

Although our businesses are primarily fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments for the periods indicated:

Commodity Contracts	December 31, 2020	December 31, 2019
	(Millions of dollars)
Crude oil and NGLs	$20.0	$26.1
Natural gas	10.6	12.7
Total change in estimated fair value of commodity contracts	$30.6	$38.8

Our sensitivity analysis represents an estimate of the reasonably possible gains and losses that would be recognized on our commodity derivative contracts assuming hypothetical movements in future market prices and is not necessarily indicative of actual results that may occur. Actual gains and losses may differ from estimates due to actual fluctuations in market prices, as well as changes in our commodity derivative portfolio during the year.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.4	$0.51	/ gallon	60%
Condensate (MBbl/d) - WTI-NYMEX	2.9	$42.87	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	118.6	$2.64	/ MMBtu	75%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2020. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the year ending December 31, 2021, by $2.7 million;
•a $1.00 per barrel change in the price of crude oil would change adjusted EBITDA for the year ending December 31, 2021, by $1.4 million; and
•a $0.10 per MMBtu change in the price of residue natural gas would change adjusted EBITDA for the year ending December 31, 2021, by $5.8 million.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes and the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments upon repayment of the remaining balance of our $1.5 Billion Term Loan Agreement.

At December 31, 2020 and 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of December 31, 2020. All of our interest-rate swaps are designated as cash flow hedges. At December 31, 2020, we had derivative liabilities of $203.4 million related to these interest-rate swaps. At December 31, 2019, we had derivative assets of $0.6 million and derivative liabilities of $201.9 million related to these interest-rate swaps.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest- rate derivative instruments for the periods indicated:

	December 31, 2020	December 31, 2019
	(Millions of dollars)
Forward-starting interest-rate swaps	$12.9	$40.5

Our sensitivity analysis represents an estimate of the reasonably possible gains and losses that would be recognized on our interest-rate derivative contracts assuming hypothetical movements in future interest rates and is not necessarily indicative of actual results that may occur. Actual gains and losses may differ from estimates due to actual fluctuations in interest rates, as well as changes in our interest-rate derivative portfolio during the year.

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

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2020 and 2019, approximately 90% of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. In 2020 and 2019, approximately 75% and 80%, respectively, of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2020 and 2019, approximately 85% of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Level 3 Commodity Derivative Assets and Liabilities

As described in Notes A and B to the consolidated financial statements, the Company’s level 3 commodity contracts derivative assets and liabilities total $103.8 million and $135.1 million, respectively, as of December 31, 2020. As disclosed by management, commodity price risk includes basis risk, which is the difference in price between various locations where commodities are purchased and sold. Management records all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery. Many of the contracts in its derivative portfolio are executed in liquid markets where price transparency exists. Fair value measurements classified as Level 3 are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. The commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 commodity derivative assets and liabilities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these derivatives; (ii) a high degree of auditor judgment, subjectivity and effort in evaluating audit evidence related to the valuation due to the use of internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 commodity derivative assets and liabilities, including controls over the Company’s model, significant assumptions, and data. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the level 3 commodity derivative assets and liabilities and comparison of the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management’s assumptions related to the internally developed commodity price curves which incorporate market data from broker quotes and third-party pricing services.

Long-Lived Asset Impairment – Asset Group in the Powder River Basin

As described in Notes A and B to the consolidated financial statements, the Company’s net property, plant and equipment balance was $19.2 billion as of December 31, 2020. Management assesses the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, the Company will record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. In 2020, Management evaluated the Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups were not recoverable and exceeded their estimated fair value. The Company recorded noncash impairment charges of $382.2 million in its Natural Gas Gathering and Processing segment, of which a portion includes a natural gas processing plant and infrastructure in the Powder River Basin and its related supply contracts. To estimate the fair value, Management used the income approach. Under the income approach, the discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of industry cost of capital, estimated contract rates, volumes, operating margins, operating and maintenance costs, and capital expenditures.

The principal considerations for our determination that performing procedures relating to long-lived asset impairments of an asset group in the Powder River Basin is a critical audit matter are (i) the significant judgment by management when developing the fair value of the long-lived asset and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to volumes and operating margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived asset impairment assessment, including the controls over the valuation of long-lived assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of an asset group in the Powder River Basin; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the volumes and operating margins. Evaluating management’s assumptions related to the volumes and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset group and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 23, 2021

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$7,255,259	$8,916,047	$11,395,642
Services	1,286,983	1,248,320	1,197,554
Total revenues (Note P)	8,542,242	10,164,367	12,593,196
Cost of sales and fuel (exclusive of items shown separately below)	5,110,146	6,788,040	9,422,708
Operations and maintenance	761,176	863,708	803,146
Depreciation and amortization	578,662	476,535	428,557
Impairment charges (Note A)	607,200	—	—
General taxes	125,028	119,156	103,922
(Gain) loss on sale of assets	(1,327)	2,575	(601)
Operating income	1,361,357	1,914,353	1,835,464
Equity in net earnings from investments (Note M)	143,241	154,541	158,383
Impairment of equity investments (Note A)	(37,730)	—	—
Allowance for equity funds used during construction	23,662	64,815	7,962
Other income	43,745	27,058	674
Other expense	(19,073)	(18,003)	(14,928)
Interest expense (net of capitalized interest of $75,436, $107,275 and $28,062, respectively)	(712,886)	(491,773)	(469,620)
Income before income taxes	802,316	1,650,991	1,517,935
Income taxes (Note L)	(189,507)	(372,414)	(362,903)
Net income	612,809	1,278,577	1,155,032
Less: Net income attributable to noncontrolling interests	—	—	3,329
Net income attributable to ONEOK	612,809	1,278,577	1,151,703
Less: Preferred stock dividends	1,100	1,100	1,100
Net income available to common shareholders	$611,709	$1,277,477	$1,150,603

Basic EPS (Note I)	$1.42	$3.09	$2.80

Diluted EPS (Note I)	$1.42	$3.07	$2.78
Average shares (thousands)
Basic	431,105	413,560	411,485
Diluted	431,782	415,444	414,195
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Net income	$612,809	$1,278,577	$1,155,032
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $49,292, $44,149 and $1,694, respectively	(165,023)	(147,803)	(5,673)
Derivative amounts reclassified to net income, net of tax of $(6,313), $6,058 and $(11,013), respectively	21,097	(21,057)	36,870
Change in retirement and other postretirement benefit plan obligations, net of tax of $7,812, $2,910 and $(1,425), respectively	(26,154)	(9,696)	4,771
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $2,201, $2,152 and $(724), respectively	(7,369)	(7,205)	2,424
Total other comprehensive income (loss), net of tax	(177,449)	(185,761)	38,392
Comprehensive income	435,360	1,092,816	1,193,424
Less: Comprehensive income attributable to noncontrolling interests	—	—	3,329
Comprehensive income attributable to ONEOK	$435,360	$1,092,816	$1,190,095
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$524,496	$20,958
Accounts receivable, net	829,796	835,121
Materials and supplies	143,178	201,749
NGLs and natural gas in storage	227,810	304,926
Commodity imbalances	11,959	25,267
Other current assets	132,536	82,313
Total current assets	1,869,775	1,470,334
Property, plant and equipment
Property, plant and equipment	23,072,935	22,051,492
Accumulated depreciation and amortization	3,918,007	3,702,807
Net property, plant and equipment (Note D)	19,154,928	18,348,685
Investments and other assets
Investments in unconsolidated affiliates (Note M)	805,032	861,844
Goodwill and intangible assets (Note E)	773,723	957,833
Other assets	475,296	173,425
Total investments and other assets	2,054,051	1,993,102
Total assets	$23,078,754	$21,812,121

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2020	2019
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note F)	$7,650	$7,650
Short-term borrowings (Note F)	—	220,000
Accounts payable	719,302	1,209,900
Commodity imbalances	186,372	104,480
Accrued taxes	89,428	75,422
Accrued interest	245,153	190,750
Operating lease liability (Note O)	13,610	1,883
Other current liabilities	83,032	210,213
Total current liabilities	1,344,547	2,020,298
Long-term debt, excluding current maturities (Note F)	14,228,421	12,479,757
Deferred credits and other liabilities
Deferred income taxes (Note L)	669,697	536,063
Operating lease liability (Note O)	87,610	13,509
Other deferred credits	706,081	536,543
Total deferred credits and other liabilities	1,463,388	1,086,115
Commitments and contingencies (Note N)
Equity (Note G)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at December 31, 2020, and at December 31, 2019	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 444,872,383 shares at December 31, 2020; issued 445,016,234 shares and outstanding 413,239,050 shares at December 31, 2019	4,749	4,450
Paid-in capital	7,353,396	7,403,895
Accumulated other comprehensive loss (Note H)	(551,449)	(374,000)
Retained earnings	—	—
Treasury stock, at cost: 30,043,851 shares at December 31, 2020, and 31,777,184 shares at December 31, 2019	(764,298)	(808,394)
Total equity	6,042,398	6,225,951
Total liabilities and equity	$23,078,754	$21,812,121
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$612,809	$1,278,577	$1,155,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,662	476,535	428,557
Impairment charges	644,930	—	—
Equity in net earnings from investments	(143,241)	(154,541)	(158,383)
Distributions received from unconsolidated affiliates	144,352	163,476	170,528
Deferred income tax expense	186,730	372,729	361,010
Other, net	35,327	(26,101)	23,570
Changes in assets and liabilities:
Accounts receivable	(1,297)	(19,688)	383,993
NGLs and natural gas in storage	77,116	(8,259)	38,456
Accounts payable	(80,257)	(62,946)	(320,132)
Commodity imbalances	95,200	(1,934)	(44,302)
Accrued interest	54,403	29,373	26,068
Risk-management assets and liabilities	(187,458)	(86,268)	117,717
Other assets and liabilities, net	(118,208)	(14,174)	4,605
Cash provided by operating activities	1,899,068	1,946,779	2,186,719
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,195,381)	(3,848,349)	(2,141,475)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	31,808	94,168	26,757
Other, net	(106,956)	(14,577)	(170)
Cash used in investing activities	(2,270,529)	(3,768,758)	(2,114,888)
Financing activities
Dividends paid	(1,605,366)	(1,457,628)	(1,335,058)
Distributions to noncontrolling interests	—	—	(3,500)
Borrowing (repayment) of short-term borrowings, net	(220,000)	220,000	(614,673)
Issuance of long-term debt, net of discounts	3,244,777	4,185,435	1,795,773
Debt financing costs	(28,247)	(29,747)	(13,441)
Repayment of long-term debt	(1,457,222)	(1,057,348)	(932,650)
Issuance of common stock	969,759	29,040	1,203,981
Acquisition of noncontrolling interests	—	—	(195,000)
Other, net	(28,702)	(58,790)	(2,481)
Cash provided by (used in) financing activities	874,999	1,830,962	(97,049)
Change in cash and cash equivalents	503,538	8,983	(25,218)
Cash and cash equivalents at beginning of period	20,958	11,975	37,193
Cash and cash equivalents at end of period	$524,496	$20,958	$11,975
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$760,984	$435,165	$418,244
Cash paid for income taxes, net of refunds	$342	$2,690	$2,225
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2018	423,166,234	20,000	$4,232	$—	$6,588,878
Cumulative effect adjustment for adoption of ASUs (a)	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	21,850,000	—	218	—	1,183,321
Common stock dividends - $3.245 per share (Note G)	—	—	—	—	(144,805)
Distributions to noncontrolling interests	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests (Note G)	—	—	—	—	(21,220)
Other, net	—	—	—	—	8,964
December 31, 2018	445,016,234	20,000	4,450	—	7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(7,667)
Common stock dividends - $3.53 per share (Note G)	—	—	—	—	(180,421)
Other, net	—	—	—	—	(23,155)
December 31, 2019	445,016,234	20,000	4,450	—	7,403,895
Net income	—	—	—	—	—
Other comprehensive loss (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	(550)
Common stock issued	29,900,000	—	299	—	934,473
Common stock dividends - $3.74 per share (Note G)	—	—	—	—	(992,741)
Other, net	—	—	—	—	8,319
December 31, 2020	474,916,234	20,000	$4,749	$—	$7,353,396

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2018	$(188,530)	$—	$(876,713)	$157,485	$5,685,352
Cumulative effect adjustment for adoption of ASUs (a)	(38,101)	39,803	—	17	1,719
Net income	—	1,151,703	—	3,329	1,155,032
Other comprehensive income	38,392	—	—	—	38,392
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	—	(1,100)
Common stock issued	—	—	24,907	—	1,208,446
Common stock dividends - $3.245 per share (Note G)	—	(1,190,406)	—	—	(1,335,211)
Distributions to noncontrolling interests	—	—	—	(3,500)	(3,500)
Contributions from noncontrolling interests	—	—	—	16,449	16,449
Acquisition of noncontrolling interests (Note G)	—	—	—	(173,780)	(195,000)
Other, net	—	—	—	—	8,964
December 31, 2018	(188,239)	—	(851,806)	—	6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	(67)	—	—	(67)
Net income	—	1,278,577	—	—	1,278,577
Other comprehensive loss (Note H)	(185,761)	—	—	—	(185,761)
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	—	(1,100)
Common stock issued	—	—	43,412	—	35,745
Common stock dividends - $3.53 per share (Note G)	—	(1,277,410)	—	—	(1,457,831)
Other, net	—	—	—	—	(23,155)
December 31, 2019	(374,000)	—	(808,394)	—	6,225,951
Net income	—	612,809	—	—	612,809
Other comprehensive loss (Note H)	(177,449)	—	—	—	(177,449)
Preferred stock dividends - $55.00 per share (Note G)	—	(550)	—	—	(1,100)
Common stock issued	—	—	44,096	—	978,868
Common stock dividends - $3.74 per share (Note G)	—	(612,259)	—	—	(1,605,000)
Other, net	—	—	—	—	8,319
December 31, 2020	$(551,449)	$—	$(764,298)	$—	$6,042,398
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

Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Missouri, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass Pipeline Company, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined products, including unleaded gasoline and diesel, from Kansas to Iowa.

Our Natural Gas Pipelines segment, through its wholly owned assets, provides intrastate and interstate transportation and storage services to end users. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users. Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Kansas and Texas. Our assets connect major natural gas producing basins and market hubs with end-use customers.

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

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, provisions for uncollectible accounts receivable, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month when we record actual volumes and prices.

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

Many of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists. Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at December 31, 2020, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are primarily accounted for as hedges.

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

Upon adoption of Topic 606 in January 2018, we determined that certain Natural Gas Gathering and Processing segment fee with POP contracts and Natural Gas Liquids segment exchange services contracts that include the purchase of commodities are supplier contracts. Contractual fees in these identified contracts are recorded as a reduction of the commodity purchase price in cost of sales and fuel. In 2017 and prior periods, these fees were recorded as services revenue.

Performance Obligations and Revenue Sources - Revenue sources are disaggregated in Note Q and are derived from commodity sales and services revenues, as described below:

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

Fee with POP contracts with producer take-in-kind rights (Natural Gas Gathering and Processing segment) - Under this type of contract, we do not control the stream of unprocessed natural gas that we receive at the wellhead due to the producer’s take-in-kind rights. We purchase a portion of the raw natural gas stream, charge fees for providing midstream services, which include gathering, treating, compressing and processing our customer’s natural gas. After performing these services, we return primarily the residue natural gas to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. Our performance obligation begins with delivery of raw natural gas to our system. This service is treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously.

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

Fee with POP contracts with no producer take-in-kind rights (Natural Gas Gathering and Processing segment) - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producer’s natural gas. After performing these services, we sell the commodities and return a portion of the commodity sales proceeds to the producer less our contractual fees.

Purchase with fee (Natural Gas Liquids segment) - Under this type of contract, we purchase raw, unfractionated NGLs at an index price and charge fees for providing midstream services, which may include a bundled combination of gathering, transporting and/or fractionation of our customer’s NGLs.

Operations and Maintenance - Operations and maintenance primarily includes (i) payroll and benefit costs, (ii) third-party costs for operations, maintenance and integrity management, regulatory compliance and environmental and safety, and (iii) other business-related service costs.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. Upon adoption of ASU 2016-13 in January 2020, we present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At December 31, 2020, our allowance for credit losses was not material. See “Recently Issued Accounting Standards Update” table below for more information.

Inventory - The values of current NGLs and natural gas in storage are determined using the lower of weighted-average cost or net realizable value. Noncurrent NGLs and natural gas are classified as property and valued at cost. Materials and supplies are valued at average cost. Certain large equipment inventory, which will ultimately be capitalized to property, plant and equipment when utilized, is included in other assets in our Consolidated Balance Sheets and is valued at weighted-average cost.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate. Interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows. We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing correlation and hedge effectiveness. We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective. We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

See Notes B and C for disclosures of our fair value measurements and risk-management and hedging activities, respectively.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2020, we assessed qualitative factors subsequent to our first quarter 2020 impairment charges discussed below to determine whether it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that it was more likely than not that the fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units were not less than their respective carrying value, no further testing was necessary and goodwill was not considered impaired. At July 1, 2020, there was no remaining goodwill associated with our Natural Gas Gathering and Processing reporting unit.

Late in the first quarter 2020, we experienced a significant decline in our share price and market capitalization as the energy industry experienced historic events that led to a simultaneous demand and supply disruption. The World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil, natural gas and NGLs. In addition, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. Due to the impact of these events, we performed a Step 1 analysis in the first quarter 2020 to test our goodwill for impairment and evaluated certain long-lived asset groups and equity investments for impairment.

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

Based on the results of our impairment test, we concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million, which is included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020. The estimated fair value of our Natural Gas Liquids and Natural Gas Pipelines reporting units substantially exceeded their respective carrying values.

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

In 2020, we evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas were not recoverable and exceeded their estimated fair value. We recorded noncash impairment charges of $382.2 million, which includes a natural gas processing plant and infrastructure in the Powder River Basin and its related supply contracts and natural gas processing plants and infrastructure in western Oklahoma and Kansas. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $71.6 million related primarily to certain inactive assets, as our expectation for future use of the assets changed. These charges are included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020.

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

In 2020, we evaluated our investments in unconsolidated affiliates and concluded that the carrying value of our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment exceeded its estimated fair value, resulting in a noncash impairment charge of $30.5 million, which includes an impairment to our equity-method goodwill of $22.3 million. We also concluded that the carrying value of our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment exceeded its estimated fair value, resulting in a noncash impairment charge of $7.2 million. These impairment charges are included within impairment of equity investments in our Consolidated Statement of Income for the year ended December 31, 2020.

See Notes D, E and M for our long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates disclosures, respectively.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. During 2020, 2019 and 2018, we had no uncertain tax positions that required the establishment of a material reserve.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no significant effect on earnings or cash flows during 2020, 2019 and 2018. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

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

See Note I for our EPS disclosures.

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

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs previously issued or listed below. Except as discussed below, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us. The following table provides a brief description of recently adopted accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted as of December 31, 2020
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.	First quarter 2020	The impact of adopting this standard was not material.
ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”	The standard simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill under step 2. Instead, an entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard does not change step zero or step 1 assessments.	First quarter 2020	We adopted and implemented this standard prior to recording noncash impairment charges related to our goodwill, as described above.
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”	The standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met.	First quarter 2020	The impact of adopting this standard was not material.
Standards that are not yet adopted as of December 31, 2020
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”	The standard simplifies certain concepts in Topic 740, Income Taxes.	First quarter 2021	We adopted this standard in January 2021, and the impact of adopting this standard was not material.

B.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2020
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$6,697	$—	$103,801	$110,498	$(110,498)	$—
Total derivative assets	$6,697	$—	$103,801	$110,498	$(110,498)	$—

Derivative liabilities
Commodity contracts
Financial contracts	$(10,489)	$—	$(135,122)	$(145,611)	$145,611	$—
Interest-rate contracts	—	(203,407)	—	(203,407)	—	(203,407)
Total derivative liabilities	$(10,489)	$(203,407)	$(135,122)	$(349,018)	$145,611	$(203,407)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2020, we held no cash and posted $63.1 million of cash with various counterparties, including $35.1 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $28.0 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended
	December 31,
Derivative Assets (Liabilities)	2020	2019
	(Thousands of dollars)
Net assets at beginning of period	$30,772	$40,484
Total changes in fair value:
Settlements included in net income (a)	(31,660)	(40,344)
New Level 3 derivatives included in other comprehensive loss (b)	(36,568)	30,627
Unrealized change included in other comprehensive loss (b)	6,135	5
Net assets (liabilities) at end of period	$(31,321)	$30,772
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $16.3 billion and $13.8 billion at December 31, 2020 and 2019, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.2 billion and $12.5 billion at December 31, 2020 and 2019, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

Nonrecurring Fair Value Measurements - In 2020, we incurred noncash impairment charges for certain long-lived assets and equity investments. The valuation of these assets and investments required the use of significant unobservable inputs. To estimate the fair value, we used two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating margins, operating and maintenance costs and capital expenditures. Under the market approach, our inputs included EBITDA multiples, which were estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. The estimated fair value of these assets is classified as Level 3. See Note A for additional information about our impairment charges.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these certain fee with POP contracts may decrease, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At December 31, 2020 and 2019, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.
In 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes resulting in a loss of $152.5 million, which is included in accumulated other comprehensive loss and amortized to interest expense over the term of the related debt. We also settled the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments resulting in a loss of $48.3 million, which was recognized into interest expense upon repayment of the remaining balance of our $1.5 Billion Term Loan Agreement.

At December 31, 2020, and December 31, 2019, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion and $1.8 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. At December 31, 2019, we had interest-rate swaps with notional amounts totaling $1.3 billion to hedge the variability of our LIBOR-based interest payments, all of which have settled as of December 31, 2020. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		December 31, 2020		December 31, 2019
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)	Other current assets	$107,461	$(142,573)	$64,858	$(26,997)
	Other deferred credits	—	—	1,591	(2,599)
Interest-rate contracts	Other current liabilities	—	—	—	(90,161)
	Other assets/other deferred credits	—	(203,407)	581	(111,780)
Total derivatives designated as hedging instruments		107,461	(345,980)	67,030	(231,537)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		3,037	(3,038)	—	—
Total derivatives not designated as hedging instruments		3,037	(3,038)	—	—
Total derivatives		$110,498	$(349,018)	$67,030	$(231,537)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At December 31, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by $35.1 million of cash collateral.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2020	December 31, 2019
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments: (a)
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures	(43.3)	(59.0)
-Crude oil and NGLs (MMBbl)	Futures	(4.6)	(9.5)
Basis
-Natural gas (Bcf)	Futures	(43.3)	(59.0)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$3.1
(a) - Notional amounts for derivatives not designated as hedging instruments are excluded from the table above due to fully offsetting notional quantities of 0.8 Bcf for crude oil and NGLs fixed priced derivative instruments for the year ended December 31, 2020.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Commodity contracts	$(5,699)	$38,819	$53,217
Interest-rate contracts	(208,616)	(230,771)	(60,584)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(214,315)	$(191,952)	$(7,367)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2020	2019	2018
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$85,436	$94,547	$(37,596)
	Cost of sales and fuel	(19,170)	(44,202)	8,000
Interest-rate contracts (a)	Interest expense	(93,676)	(23,230)	(18,287)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(27,410)	$27,115	$(47,883)
(a) - The year ended December 31, 2020, includes a loss of $48.3 million on the settlement of our remaining $1.3 billion interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at December 31, 2020.

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

At December 31, 2020, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2020	December 31, 2019
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$4,143,752	$4,316,936
Processing and fractionation and related equipment	3 to 40	5,084,802	4,439,332
Storage and related equipment	3 to 54	798,785	684,635
Transmission pipelines and related equipment	5 to 54	810,434	797,678
General plant and other	2 to 60	647,675	610,013
Construction work in process	—	1,265,736	1,645,663
Regulated
Storage and related equipment	5 to 25	9,180	9,180
Natural gas transmission pipelines and related equipment	5 to 77	1,569,268	1,552,546
NGL transmission pipelines and related equipment	5 to 88	8,423,544	6,126,056
General plant and other	2 to 50	72,535	66,507
Construction work in process	—	247,224	1,802,946
Property, plant and equipment		23,072,935	22,051,492
Accumulated depreciation and amortization - nonregulated		(2,514,328)	(2,471,649)
Accumulated depreciation and amortization - regulated		(1,403,679)	(1,231,158)
Net property, plant and equipment		$19,154,928	$18,348,685

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Natural Gas Liquids	2.2%	2.0%	1.9%
Natural Gas Pipelines	2.1%	2.1%	2.1%

We incurred costs for construction work in process that had not been paid at December 31, 2020, 2019 and 2018, of $151.7 million, $544.8 million and $388.3 million, respectively. Such amounts are not included in capital expenditures (less AFUDC and capitalized interest) on the Consolidated Statements of Cash Flows.

Impairment Charges - In 2020, we evaluated our Natural Gas Gathering and Processing segment asset groups and determined that the carrying value of certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas were not recoverable and exceeded their estimated fair value. As a result, we recorded noncash impairment charges of $362.3 million, which includes a natural gas processing plant and infrastructure in the Powder River Basin and its related supply contracts and natural gas processing plants and infrastructure in western Oklahoma and Kansas. In our Natural Gas Liquids segment, we recorded noncash impairment charges of $71.6 million related primarily to certain inactive assets, as our expectation for future use of the assets changed. These charges are included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020. For additional information on our impairment charges, see Note A.

E.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2020	December 31, 2019
	(Thousands of dollars)
Natural Gas Gathering and Processing	$—	$153,404
Natural Gas Liquids	371,217	371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$680,996

Impairment Charges - Based on the results of our goodwill impairment test in the first quarter 2020, we concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million, which is included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020. For additional information on our impairment charges, see Note A.

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Liquids and Natural Gas Gathering and Processing segments, which are being amortized over periods of 15 to 40 years. Amortization expense for intangible assets was $10.8 million in 2020 and $11.9 million in 2019 and 2018, and the aggregate amortization expense for each of the next five years is estimated to be $10.4 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31, 2020	December 31, 2019
	(Thousands of dollars)
Gross intangible assets	$381,435	$414,345
Accumulated amortization	(135,304)	(137,508)
Net intangible assets	$246,131	$276,837

Impairment Charges - In our Natural Gas Gathering and Processing segment, we recorded noncash impairment charges to intangible assets of $19.9 million related to supply contracts associated with our natural gas processing plant in the Powder River Basin, which was also impaired. These charges are included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020. For additional information on our impairment charges, see Note A.

F.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	December 31, 2020	December 31, 2019
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 2.16% as of December 31, 2019	$—	$220,000
Senior unsecured obligations:
$1,500,000 term loan at 2.70% as of December 31, 2019, due November 2021	—	1,250,000
$700,000 at 4.25% due February 2022	541,877	547,397
$900,000 at 3.375% due October 2022	895,814	900,000
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	—
$600,000 at 5.85% due January 2026	600,000	—
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	750,000
$850,000 at 3.1% due March 2030	780,093	—
$600,000 at 6.35% due January 2031	600,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	700,000
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	713,676	750,000
$500,000 at 4.5% due March 2050	451,270	—
$300,000 at 7.15% due January 2051	300,000	—
Guardian Pipeline
Weighted average 7.85% due December 2022	13,657	21,307
Total debt	14,361,644	12,813,704
Unamortized portion of terminated swaps	13,314	15,032
Unamortized debt issuance costs and discounts	(138,887)	(121,329)
Current maturities of long-term debt	(7,650)	(7,650)
Short-term borrowings (a)	—	(220,000)
Long-term debt	$14,228,421	$12,479,757
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - In May 2019, we extended the term of our $2.5 Billion Credit Agreement by one year to June 2024. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In June 2020, we amended our $2.5 Billion Credit Agreement by, among other things, modifying the leverage ratio so that we may net up to $700 million of cash on hand against our consolidated indebtedness for purposes of calculating the ratio’s numerator for the fiscal quarters ending June 30, 2020, September 30, 2020, and December 31, 2020. In October 2020, we acquired additional interest in one of our equity investments and a related asset for $27 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the fourth quarter 2020 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1.

Our $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of our $2.5 Billion Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. Our $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR, or alternate benchmark rate, plus 110 basis points, and the annual facility fee is 15 basis points. At December 31, 2020, our ratio of indebtedness to adjusted EBITDA was 4.6 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

At December 31, 2020 and 2019, we had letters of credit issued totaling $7.7 million and $4.7 million, respectively, and no borrowings outstanding under our $2.5 Billion Credit Agreement.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any non-guarantor subsidiaries.

Issuances - In May 2020, we completed an underwritten public offering of $1.5 billion senior unsecured notes consisting of $600 million, 5.85% senior notes due 2026; $600 million, 6.35% senior notes due 2031; and $300 million, 7.15% senior notes due 2051. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.48 billion. A portion of the proceeds was used to repay the outstanding borrowings under our $1.5 Billion Term Loan Agreement. The remainder was used for general corporate purposes.

In March 2020, we completed an underwritten public offering of $1.75 billion senior unsecured notes consisting of $400 million, 2.2% senior notes due 2025; $850 million, 3.1% senior notes due 2030; and $500 million, 4.5% senior notes due 2050. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $1.73 billion. A portion of the proceeds was used to pay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes, which included repayment of other existing indebtedness and funding capital expenditures.

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

In 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $224.4 million for an aggregate repurchase price of $199.6 million with cash on hand. In connection with these open market repurchases, we recognized $22.3 million of net gains on extinguishment of debt, which is included in other income in our Consolidated Statement of Income for the year ended December 31, 2020.

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

The aggregate maturities of long-term debt outstanding as of December 31, 2020, for the years 2021 through 2025 are shown below:

	Senior Unsecured Obligations	Guardian Pipeline	Total
	(Millions of dollars)
2021	$—	$7.7	$7.7
2022	$1,437.7	$6.0	$1,443.7
2023	$925.0	$—	$925.0
2024	$500.0	$—	$500.0
2025	$887.0	$—	$887.0

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

We may redeem our senior notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. We may redeem the balance of our senior notes due 2022, 2023, 2024, 2025, 2026, 2027, 2028 (4.55%), 2029, 2030, 2031, 2041, 2043, 2047, 2048, 2049, 2050 and 2051 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one to six months before the maturity date as stipulated in the respective contract terms. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2020, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

Debt Guarantees - ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

G.    EQUITY

Noncontrolling Interests - In July 2018, we acquired the remaining 20% interest in West Texas LPG Pipeline Limited Partnership for $195 million with cash on hand. We are now the sole owner of ONEOK West Texas NGL, formerly known as West Texas LPG.

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

In June 2020, we completed an underwritten public offering of 29.9 million shares of our common stock at a public offering price of $32.00 per share, generating net proceeds, after deducting underwriting discounts, commissions and offering expenses, of $937.0 million. A portion of the proceeds was, and we anticipate the remainder will be, used for general corporate purposes, including repayment of existing indebtedness and funding capital expenditures.

In January 2018, we completed an underwritten public offering of 21.9 million shares of our common stock at a public offering price of $54.50 per share, generating net proceeds of $1.2 billion. We used the net proceeds from this offering to fund capital expenditures and for general corporate purposes, which included repaying a portion of our outstanding indebtedness.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid totaled $1.6 billion, $1.5 billion and $1.3 billion for 2020, 2019 and 2018, respectively. In addition to the increase in dividends paid per share outlined in the table below, dividends paid increased due to the increase in number of shares outstanding as a result of our equity issuances. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2020	2019	2018
First Quarter	$0.935	$0.860	$0.770
Second Quarter	0.935	0.865	0.795
Third Quarter	0.935	0.890	0.825
Fourth Quarter	0.935	0.915	0.855
Total	$3.74	$3.53	$3.245

Additionally, in February 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which was paid to shareholders of record as of February 1, 2021.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $1.1 million in 2020, 2019 and 2018. We paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock in February 2021.

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2019	$(64,660)	$(121,785)	$(1,794)	$(188,239)
Other comprehensive loss before reclassifications	(147,803)	(19,490)	(7,275)	(174,568)
Amounts reclassified to net income (c)	(21,057)	9,794	70	(11,193)
Other comprehensive loss	(168,860)	(9,696)	(7,205)	(185,761)
December 31, 2019	(233,520)	(131,481)	(8,999)	(374,000)
Other comprehensive loss before reclassifications	(165,023)	(40,341)	(8,635)	(213,999)
Amounts reclassified to net income (c)	21,097	14,187	1,266	36,550
Other comprehensive loss	(143,926)	(26,154)	(7,369)	(177,449)
December 31, 2020	$(377,446)	$(157,635)	$(16,368)	$(551,449)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note K for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at December 31, 2020, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 24 months (b)	$(27,303)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(193,519)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(156,624)
Accumulated other comprehensive loss at December 31, 2020	$(377,446)
(a) - All amounts are presented net of tax.
(b) - Based on December 31, 2020, commodity prices, we expect $27.0 million in net losses, net of tax, over the next 12 months and $0.3 million in net losses, net of tax, thereafter.
(c) - We expect net losses of $30.5 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

I.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$611,709	431,105	$1.42
Diluted EPS
Effect of dilutive securities	—	677
Net income available for common stock and common stock equivalents	$611,709	431,782	$1.42

	Year Ended December 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,277,477	413,560	$3.09
Diluted EPS
Effect of dilutive securities	—	1,884
Net income available for common stock and common stock equivalents	$1,277,477	415,444	$3.07

	Year Ended December 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,150,603	411,485	$2.80
Diluted EPS
Effect of dilutive securities	—	2,710
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,150,603	414,195	$2.78

J.    SHARE-BASED PAYMENTS

Our Equity Compensation Plan (ECP) and Long-Term Incentive Plan (LTIP) historically provided for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock unit awards and performance unit awards to eligible employees and the granting of stock awards to non-employee directors. The ECP was terminated immediately following the issuance of new awards in February 2018. The awards issued prior to the termination remain subject to the terms of the ECP and the applicable award agreement. Similarly, the LTIP was terminated in May 2018, and the awards issued under the LTIP prior to the termination date remain subject to the terms of the LTIP and the applicable award agreement. In May 2018, our shareholders approved the ONEOK, Inc. Equity Incentive Plan (EIP), which has been used for all new equity awards since such date. We have reserved 8.5 million shares of common stock for issuance under the EIP and at December 31, 2020, we had 6.9 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan.

Restricted Stock Units - We have granted restricted stock units to key employees that vest at the end of a three-year period and entitle the grantee to receive shares of our common stock. Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date and adjusted for estimated forfeitures. Restricted stock unit awards accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Performance Unit Awards - We have granted performance unit awards to key employees that vest at the end of a three-year period. Upon vesting, a holder of outstanding performance units is entitled to receive a number of shares of our common stock equal to a percentage (0% to 200%) of the performance units granted, based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period. Performance unit awards are measured at fair value on the grant date based on a Monte Carlo model and adjusted for estimated forfeitures. Performance unit awards accrue dividend equivalents in the form of additional performance units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Stock Compensation for Non-Employee Directors

The EIP provides for the granting of nonstatutory stock options and stock bonus awards to non-employee directors, including performance unit awards and restricted stock unit awards. Under the EIP, awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the EIP. The maximum number of shares of common stock and cash-based awards that can be issued to a participant under the EIP during any year is limited to $0.8 million in value as of the grant date. No performance unit awards or restricted stock unit awards have been made to non-employee directors, and there are no options outstanding.

General

For all awards outstanding, we used a 3% forfeiture rate based on historical forfeitures under our share-based payment plans. We currently use treasury stock to satisfy our share-based payment obligations.

Compensation expense for our share-based payment plans was $29.4 million, $46.5 million and $33.2 million during 2020, 2019 and 2018, respectively, before related tax benefits of $14.1 million, $31.7 million and $12.2 million, respectively.

Restricted Stock Unit Activity

As of December 31, 2020, we had $16.7 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2019	698,990	$54.05
Granted	216,392	$76.49
Released to participants	(240,576)	$46.58
Forfeited	(28,519)	$65.20
Nonvested December 31, 2020	646,287	$63.85

	2020	2019	2018
Weighted-average grant date fair value (per share)	$76.49	$58.07	$46.94
Fair value of units granted (thousands of dollars)	$16,552	$15,238	$13,907
Grant date fair value of units vested (thousands of dollars)	$11,204	$10,691	$9,552

Performance Unit Activity

As of December 31, 2020, we had $25.0 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2019	937,821	$66.67
Granted	283,029	$88.43
Released to participants	(300,423)	$58.99
Forfeited	(86,181)	$74.83
Nonvested December 31, 2020	834,246	$75.96

	2020	2019	2018
Volatility (a)	21.70%	27.10%	39.20%
Dividend yield	4.87%	5.05%	5.49%
Risk-free interest rate	1.39%	2.47%	2.44%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2020	2019	2018
Weighted-average grant date fair value (per share)	$88.43	$68.02	$59.57
Fair value of units granted (thousands of dollars)	$25,028	$23,020	$22,081
Grant date fair value of units vested (thousands of dollars)	$17,722	$15,018	$12,545

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 68%, 62% and 60% of employees participated in the plan in 2020, 2019 and 2018, respectively. Under the plan, we sold 359,977 shares at a weighted average of $27.78 per share in 2020, 171,590 shares at a weighted average of $51.24 per share in 2019 and 165,877 shares at a weighted average of $45.53 per share in 2018.

Employee Stock Award Program

Under our Employee Stock Award Program, we issue, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one dollar increment above its previous high closing price. The total number of shares of our common stock available for issuance under this program is 900,000. Shares issued to employees under this program during 2020, 2019 and 2018 totaled 2,871, 14,022 and 2,553, respectively. Compensation expense related to the Employee Stock Award Program was $0.2 million, $1.0 million and $0.2 million for 2020, 2019 and 2018, respectively. As of the date of this report, the next award will be issued when our common stock closes at or above $78.

Deferred Compensation Plan for Non-Employee Directors

Our Deferred Compensation Plan for Non-Employee Directors provides our non-employee directors the option to defer all or a portion of their compensation for their service on our Board of Directors. Under the plan, directors may elect either a cash deferral option or a phantom stock option. Under the cash deferral option, directors may elect to defer the receipt of all or a portion of their annual retainer fees, which will be credited with interest during the deferral period. Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our EIP, which earn the equivalent of dividends declared on our common stock. Shares are distributed to non-employee directors at the fair market value of our common stock at the date of distribution.

K.    EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering certain employees and former employees hired prior to January 1, 2005. In addition, we have a supplemental executive retirement plan for the benefit of certain officers who participate in our defined benefit pension plan. Our defined benefit pension plan and our supplemental executive retirement plan are both closed to new participants. We fund our defined benefit pension plan at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

All employees are eligible to make salary deferrals and receive company matching contributions under our 401(k) Plan, and employees that do not participate in our defined benefit pension plan are also eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan.

Other Postretirement Benefit Plans - We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to employees hired prior to 2017 who retire with at least five years of full-time service. The postretirement medical plan for pre-Medicare participants is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$534,849	$466,994	$52,309	$46,840
Service cost	8,154	7,825	460	468
Interest cost	18,318	20,528	1,771	2,038
Plan participants’ contributions	—	—	1,032	1,142
Actuarial loss	37,951	55,954	2,860	5,101
Benefits paid	(16,200)	(16,452)	(3,917)	(3,280)
Benefit obligation, end of period	583,072	534,849	54,515	52,309

Change in plan assets
Fair value of plan assets, beginning of period	346,792	290,684	39,060	30,800
Actual return on plan assets (a)	36,400	58,060	(15,699)	8,087
Employer contributions	12,100	14,500	—	2,000
Plan participants’ contributions	—	—	1,032	1,142
Benefits paid	(16,200)	(16,452)	(3,519)	(2,969)
Fair value of plan assets, end of period	379,092	346,792	20,874	39,060
Balance at December 31	$(203,980)	$(188,057)	$(33,641)	$(13,249)

Current liabilities	$(4,679)	$(4,616)	$—	$—
Noncurrent liabilities	(199,301)	(183,441)	(33,641)	(13,249)
Balance at December 31	$(203,980)	$(188,057)	$(33,641)	$(13,249)
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.

The table above includes the supplemental executive retirement plan obligation. ONEOK has investments included in other assets on the Consolidated Balance Sheets, which totaled $116.2 million and $98.9 million at December 31, 2020 and 2019, respectively, for the purpose of offsetting the obligation. These assets are excluded from the table above as the assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $548.2 million and $498.8 million at December 31, 2020 and 2019, respectively.

The actuarial losses impacting our benefit obligations for our retirement and other postretirement benefit plans are due primarily to changes in the discount rate assumptions discussed in the “Actuarial Assumptions” section below.

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$8,154	$7,825	$7,339	$460	$468	$845
Interest cost	18,318	20,528	17,659	1,771	2,038	2,108
Expected return on plan assets	(24,964)	(23,600)	(23,917)	(2,894)	(2,285)	(2,690)
Amortization of prior service cost (credit)	114	—	—	—	(227)	(1,662)
Amortization of net loss	18,306	12,649	17,060	5	297	1,338
Net periodic benefit cost (income)	$19,928	$17,402	$18,141	$(658)	$291	$(61)

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(Thousands of dollars)
Net gain (loss) (a)	$(31,016)	$(25,389)	$(16,351)	$(21,453)	$700	$6,545
Prior service cost	—	(601)	—	—	—	—
Amortization of prior service cost (credit) (b)	114	—	—	—	(227)	(1,662)
Amortization of net loss (b)	18,306	12,649	17,060	5	297	1,338
Deferred income taxes (c)	2,897	3,068	(18,928)	4,933	(177)	(2,831)
Total recognized in other comprehensive income (loss)	$(9,699)	$(10,273)	$(18,219)	$(16,515)	$593	$3,390
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.
(b) - These components are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $4.2 million, $2.9 million and $3.8 million reclassified to income tax expense for the years ended December 31, 2020, 2019, and 2018, respectively.
(c) - Year ended December 31, 2018, includes the impact of adopting ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

The table below sets forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
	(Thousands of dollars)
Prior service cost	$(487)	$(601)	$—	$—
Accumulated loss (a)	(185,662)	(172,952)	(25,558)	(4,110)
Accumulated other comprehensive loss	(186,149)	(173,553)	(25,558)	(4,110)
Deferred income taxes	49,251	46,354	6,322	1,389
Accumulated other comprehensive loss, net of tax	$(136,898)	$(127,199)	$(19,236)	$(2,721)
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	3.00%	3.50%	2.75%	3.50%
Compensation increase rate	3.60%	3.70%	NA	NA

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Discount rate - retirement plans	3.50%	4.50%	3.75%
Discount rate - other postretirement plans	3.50%	4.50%	3.75%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Compensation increase rate	3.70%	3.65%	3.00%

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2020	2019
Health care cost-trend rate assumed for next year	6.50%	7.00%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our other postretirement benefit plans is to target a diversified mix of approximately 30% fixed income and 70% equity securities. The investment allocation for our defined benefit pension plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, real estate and hedge funds. The target allocation for the assets of our retirement plan as of December 31, 2020, is as follows:

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

The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$43	$—	$—	$43	$164,099	$164,142
Real estate funds	—	—	—	—	24,134	24,134
Government obligations	—	—	—	—	45,237	45,237
Corporate obligations (b)	—	—	—	—	101,626	101,626
Common/collective trusts	—	4,890	—	4,890	—	4,890
Other investments (c)	—	—	—	—	39,063	39,063
Fair value of plan assets	$43	$4,890	$—	$4,933	$374,159	$379,092
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
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Other Postretirement Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a) (b)	$15,116	$—	$—	$15,116
Money market funds	—	808	—	808
Municipal obligations (b)	4,950	—	—	4,950
Fair value of plan assets	$20,066	$808	$—	$20,874
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - Net proceeds of $16.2 million from the exit of an investment in an insurance contract were reinvested in various equity securities and municipal obligations.

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

Contributions - During 2020, we made $12.1 million in contributions to our defined benefit pension plan and no contributions to our other postretirement plans. We contributed $11.2 million to our defined benefit pension plan in January 2021 and do not expect to make any contributions to our other postretirement plans in the remainder of 2021.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pension and other postretirement benefit plans for the period ending December 31, 2020, were $16.2 million and $3.9 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2021 through 2030:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2021	$19,460	$3,297
2022	$20,325	$3,408
2023	$21,216	$3,371
2024	$22,234	$3,335
2025	$23,260	$3,322
2026 through 2030	$127,038	$15,848

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2020, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation, subject to certain limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plan. We generally make a quarterly profit sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution equal to a percentage of each profit-sharing participant’s eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $27.1 million, $30.4 million and $28.0 million in 2020, 2019 and 2018, respectively.

Nonqualified Deferred Compensation Plan - The 2020 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide a select group of management and highly compensated employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and receive notional employer contributions that generally are not available due to limitations on employer and employee contributions to qualified defined contribution plans under federal tax laws. Our contributions to the plan were not material in 2020, 2019 and 2018.

L.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Current tax expense (benefit)
Federal	$980	$(1,278)	$260
State	1,797	963	1,633
Total current tax expense (benefit)	2,777	(315)	1,893
Deferred tax expense
Federal	154,068	327,806	319,551
State	32,662	44,923	41,459
Total deferred tax expense	186,730	372,729	361,010
Total provision for income taxes	$189,507	$372,414	$362,903

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Income before income taxes	$802,316	$1,650,991	$1,517,935
Less: Net income attributable to noncontrolling interests	—	—	3,329
Net income attributable to ONEOK before income taxes	802,316	1,650,991	1,514,606
Federal statutory income tax rate	21.0%	21.0%	21.0%
Provision for federal income taxes	168,486	346,708	318,067
State income taxes, net of federal benefit	13,580	34,545	38,668
Deferred tax rate change, inclusive of valuation allowance	20,879	11,340	5,552
Excess tax benefits from share-based compensation	(7,380)	(20,983)	(4,644)
Other, net	(6,058)	804	5,260
Income tax provision	$189,507	$372,414	$362,903

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2020	December 31, 2019
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$96,741	$99,510
Federal net operating loss	1,473,093	858,030
State net operating loss and benefits	258,929	171,779
Derivative instruments	134,499	83,710
Other	12,894	12,769
Total deferred tax assets	1,976,156	1,225,798
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(121,212)	(94,794)
Net deferred tax assets	1,854,944	1,131,004
Deferred tax liabilities
Excess of tax over book depreciation	87,021	84,631
Investment in partnerships (a)	2,437,620	1,582,436
Total deferred tax liabilities	2,524,641	1,667,067
Net deferred tax assets (liabilities)	$(669,697)	$(536,063)
(a) Due primarily to excess of tax over book depreciation.

The majority of our tax benefits relate to federal and state net operating losses and carry forward indefinitely. Due to the Tax Cuts and Jobs Act and the impact of increased expensing for capital investment, we believe that it is more likely than not that the tax benefits of certain carryforwards will not be utilized prior to their expirations; therefore, we recorded a valuation allowance of $20.9 million, $11.3 million and $5.6 million through net income related to these tax benefits in 2020, 2019 and 2018, respectively.

M.    UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2020	December 31, 2019
		(Thousands of dollars)
Northern Border Pipeline	50%	$291,987	$307,209
Overland Pass Pipeline	50%	409,573	417,473
Roadrunner	50%	66,794	80,816
Other (a)	Various	36,678	56,346
Investments in unconsolidated affiliates (b)		$805,032	$861,844
(a) - Year ended December 31, 2020, includes the impact of noncash impairment charges of $37.7 million related to the equity investments discussed below, offset partially by an acquisition of additional equity interest for $20.0 million.
(b) - Equity-method goodwill (Note A) was $16.5 million and $38.8 million at December 31, 2020 and 2019, respectively.

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Northern Border Pipeline	$75,409	$68,871	$67,854
Overland Pass Pipeline	38,618	63,698	65,887
Roadrunner	29,017	26,839	22,993
Other	197	(4,867)	1,649
Equity in net earnings from investments	$143,241	$154,541	$158,383
Impairment of equity investments	$(37,730)	$—	$—

Impairment Charges - In 2020, we incurred a noncash impairment charge of $30.5 million related to our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment, which includes $22.3 million related to equity-method goodwill, and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment. These impairment charges are included within impairment of equity investments in our Consolidated Statement of Income for the year ended December 31, 2020. For additional information on our impairment charges, see Note A.

We incurred expenses in transactions with unconsolidated affiliates of $135.4 million, $164.7 million and $153.9 million for 2020, 2019 and 2018, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Accounts payable to our equity-method investees at December 31, 2020 and 2019, were $8.4 million and $13.5 million, respectively.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100% of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. As determined by the Northern Border Pipeline Management Committee, we received an additional distribution of $50.0 million from Northern Border Pipeline during the year ended December 31, 2019. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. In 2020, 2019 and 2018, we made no contributions to Northern Border Pipeline.

Northern Border Pipeline entered into a settlement with shippers that was approved by the FERC in February 2018. The settlement provides for tiered rate reductions beginning January 1, 2018, that reduced tariff rates 12.5% by January 2020, compared with previous tariff rates, and requires new rates to be established by January 2024. The impact of lower tariff rates on Northern Border Pipeline’s earnings and cash distributions was not material to us.

Overland Pass Pipeline - The Overland Pass Pipeline agreement provides that distributions to Overland Pass Pipeline’s members are to be made on a pro rata basis according to each member’s percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline requires the unanimous approval of the Overland Pass Pipeline Company Management Committee. Cash distributions are equal to 100% of available cash as defined in the limited liability company agreement. In 2020, 2019 and 2018, our contributions to Overland Pass Pipeline were not material.

Roadrunner - The Roadrunner agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner agreement. Cash distributions are equal to 100% of available cash, as defined in the limited liability company agreement. In 2020, 2019 and 2018, our contributions to Roadrunner were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, were not material.

N.    COMMITMENTS AND CONTINGENCIES

Commitments - Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth our firm transportation and storage contract payments for the periods indicated:

Firm Transportation and Storage Contracts
(Millions of dollars)
2021	$70.9
2022	60.9
2023	55.8
2024	53.4
2025	47.9
Thereafter	227.8
Total	$516.7

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, fractionation, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management does not believe that, based on currently known information, a material risk of noncompliance with these laws and regulations exists that will affect adversely our consolidated results of operations, financial condition or cash flows.

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

O.    LEASES

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

We lease certain buildings, warehouses, office space, pipeline capacity, land and equipment, including pipeline equipment, rail cars and information technology equipment. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. We apply the short-term policy election, which allows us to exclude from recognition leases with an initial term of 12 months or less. Our lease agreements do not include any residual value guarantees or material restrictive covenants.

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own an office building and a parking garage and lease excess space in these facilities to affiliates and others. Our consolidated lease income is not material.

In December 2019, we entered into an operating lease for pipeline capacity with a lease term of 10 years that commenced January 1, 2020. In connection with this lease, we recognized an operating lease right-of-use asset and a lease liability with remaining balances of $69.0 million and $69.9 million, respectively, as of December 31, 2020.

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the periods indicated:

Leases	Location in our Consolidated Balance Sheet	December 31, 2020	December 31, 2019
		(Thousands of dollars)
Assets
Operating leases	Other assets	$100,154	$15,147
Finance lease	Property, plant and equipment	28,286	28,286
Finance lease	Accumulated depreciation	(2,451)	(1,320)
Total leased assets		$125,989	$42,113

Liabilities
Current
Operating leases	Operating lease liability	$13,610	$1,883
Finance lease	Other current liabilities	2,153	1,949
Noncurrent
Operating leases	Operating lease liability	87,610	13,509
Finance lease	Other deferred credits	22,143	24,296
Total lease liabilities		$125,516	$41,637

The following table sets forth supplemental cash flow information related to our leases:

	Years Ended December 31,
	2020	2019
	(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$13,245	$6,213
Financing cash flows for finance lease	$1,949	$1,764
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$99,547	$4,097

The following table sets forth information about our lease costs for the periods indicated:

		Years Ended December 31,
	Location in our Consolidated Statement of Income	2020	2019
		(Thousands of dollars)
Operating leases	Operations and maintenance	$17,162	$6,803
Finance lease
Amortization of lease assets	Depreciation and amortization	1,131	1,131
Interest on lease liabilities	Interest expense	2,537	2,721
Total lease cost		$20,830	$10,655

The following table sets forth information about our leases for the periods indicated:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	8.3	10.4
Finance lease	7.8	8.8
Weighted average discount rate (a)
Operating leases	3.20%	4.58%
Finance lease	10.00%	10.00%
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of December 31, 2020:

	Finance Lease	Operating Leases
	(Millions of dollars)
2021	$4.5	$16.5
2022	4.5	15.1
2023	4.5	13.8
2024	4.5	12.5
2025	4.5	11.1
2026 and beyond	12.6	47.1
Total lease payments	35.1	116.1
Less: Interest	10.8	14.9
Present value of lease liabilities	$24.3	$101.2

P.    REVENUES

Accounting Policies - See Note A for revenue recognition accounting policies.

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the years ended December 31, 2020 and 2019, are not material. The following table sets forth the changes in our contract liability balances for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2019	$31.7
Revenue recognized included in beginning balance	(15.6)
Net additions	41.0
Balance at December 31, 2019 (a)	57.1
Revenue recognized included in beginning balance (c)	(36.1)
Net additions	20.4
Balance at December 31, 2020 (b)	$41.4
(a) - Contract liabilities of $22.2 million and $34.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $23.7 million and $17.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(c) - Includes a contract settlement of revenue previously deferred.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2020 and 2019, relate to customer receivables. Revenues sources are disaggregated in Note Q.

Practical Expedients - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Transaction Price Allocated to Unsatisfied Performance Obligations - The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2020, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2021	$328.2
2022	263.0
2023	235.4
2024	197.9
2025 and beyond	762.0
Total estimated transaction price allocated to unsatisfied performance obligations	$1,786.5

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

Q.    SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:
•our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;
•our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•our Natural Gas Pipelines segment transports and stores natural gas via regulated intrastate and interstate natural gas transmission pipelines and natural gas storage facilities.

Other and eliminations consist of corporate costs, the operating and leasing activities of our headquarters building and related parking facility and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

Accounting Policies - The accounting policies of the segments are described in Note A.

For each of the years ended December 31, 2020, 2019 and 2018, we had no single customer from which we received 10% or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$889,388	$6,409,332	$—	$7,298,720
Residue natural gas sales	771,486	—	8,693	780,179
Gathering, processing and exchange services revenue	141,943	488,574	—	630,517
Transportation and storage revenue	—	182,915	470,097	653,012
Other	17,304	9,192	1,192	27,688
Total revenues (c)	1,820,121	7,090,013	479,982	9,390,116
Cost of sales and fuel (exclusive of depreciation and operating costs)	(843,976)	(5,108,558)	(6,809)	(5,959,343)
Operating costs	(326,938)	(412,900)	(141,713)	(881,551)
Equity in net earnings (loss) from investments	(1,123)	39,938	104,426	143,241
Noncash compensation expense and other	1,952	8,748	1,540	12,240
Segment adjusted EBITDA	$650,036	$1,617,241	$437,426	$2,704,703

Depreciation and amortization	$(247,010)	$(271,900)	$(55,739)	$(574,649)
Impairment charges	$(566,145)	$(78,785)	$—	$(644,930)
Investments in unconsolidated affiliates	$22,757	$423,494	$358,781	$805,032
Total assets	$6,499,908	$13,636,109	$2,100,213	$22,236,230
Capital expenditures	$446,142	$1,655,759	$71,918	$2,173,819
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.0 billion, of which $1.8 billion related to sales within the segment, and cost of sales and fuel of $520.6 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $298.5 million and cost of sales and fuel of $30.4 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price, which is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $865.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2020	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$7,298,720	$(820,851)	$6,477,869
Residue natural gas sales	780,179	(10,860)	769,319
Gathering, processing and exchange services revenue	630,517	—	630,517
Transportation and storage revenue	653,012	(14,599)	638,413
Other	27,688	(1,564)	26,124
Total revenues (a)	$9,390,116	$(847,874)	$8,542,242

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,959,343)	$849,197	$(5,110,146)
Operating costs	$(881,551)	$(4,653)	$(886,204)
Depreciation and amortization	$(574,649)	$(4,013)	$(578,662)
Impairment charges	$(644,930)	$—	$(644,930)
Equity in net earnings from investments	$143,241	$—	$143,241
Investments in unconsolidated affiliates	$805,032	$—	$805,032
Total assets	$22,236,230	$842,524	$23,078,754
Capital expenditures	$2,173,819	$21,562	$2,195,381
(a) - Noncustomer revenue for the year ended December 31, 2020, totaled $65.8 million related primarily to gains from derivatives on commodity contracts.

Year Ended December 31, 2019	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,224,378	$7,910,833	$—	$9,135,211
Residue natural gas sales	966,149	—	1,244	967,393
Gathering, processing and exchange services revenue	164,299	414,238	—	578,537
Transportation and storage revenue	—	197,483	466,266	663,749
Other	13,813	9,962	4,477	28,252
Total revenues (c)	2,368,639	8,532,516	471,987	11,373,142
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,302,310)	(6,690,918)	(4,628)	(7,997,856)
Operating costs	(368,352)	(456,892)	(157,230)	(982,474)
Equity in net earnings (loss) from investments	(6,292)	65,123	95,710	154,541
Noncash compensation expense and other	10,965	15,936	2,977	29,878
Segment adjusted EBITDA	$702,650	$1,465,765	$408,816	$2,577,231

Depreciation and amortization	$(219,519)	$(196,132)	$(57,250)	$(472,901)
Investments in unconsolidated affiliates	$34,426	$439,393	$388,025	$861,844
Total assets	$6,795,744	$12,551,476	$2,094,072	$21,441,292
Capital expenditures	$926,489	$2,796,604	$99,221	$3,822,314
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.4 billion, of which $1.2 billion related to revenues within the segment, and cost of sales and fuel of $496.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $285.3 million and cost of sales and fuel of $20.0 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price, which is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.2 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $1.1 billion related to revenues within the segment, and cost of sales and fuel of $506.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $266.6 million and cost of sales and fuel of $26.0 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price, which is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.8 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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

	Years Ended December 31,
	2020	2019	2018
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$612,809	$1,278,577	$1,155,032
Add:
Interest expense, net of capitalized interest	712,886	491,773	469,620
Depreciation and amortization	578,662	476,535	428,557
Income tax expense	189,507	372,414	362,903
Impairment charges	644,930	—	—
Noncash compensation expense	8,540	26,699	37,954
Other corporate costs and equity AFUDC (a)	(42,631)	(68,767)	(15,603)
Total segment adjusted EBITDA	$2,704,703	$2,577,231	$2,438,463
(a) - The year ended December 31, 2020, includes corporate net gains of $22.3 million on extinguishment of debt related to open market repurchases. The year ended December 31, 2019, includes higher equity AFUDC related to our capital-growth projects compared with 2020 and 2018.

R.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Year Ended December 31, 2020	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (c)
	(Thousands of dollars, except per share amounts)
Total revenues	$2,136,672	$1,660,729	$2,174,264	$2,570,577
Operating income (loss)	$(83,469)	$355,730	$550,433	$538,663
Net income (loss)	$(141,857)	$134,321	$312,316	$308,029
Net income (loss) available to common shareholders	$(142,132)	$134,046	$312,041	$307,754
Earnings (loss) per share total
Basic	$(0.34)	$0.32	$0.70	$0.69
Diluted	$(0.34)	$0.32	$0.70	$0.69
(a) - Due to historic events as a result of COVID-19 impacting supply, demand and commodity prices, we evaluated our goodwill, certain long-lived asset groups and equity investments for impairment and recorded $641.8 million in impairment charges.
(b) - In the second quarter 2020, due to the commodity price environment and continued global and regional economic disruptions due primarily to COVID-19, many of our crude oil and natural gas producers curtailed production, which significantly reduced volumes on our system.
(c) - In the third quarter 2020, many of our producers reversed curtailments, bringing volumes back to pre-COVID-19 levels as prices and demand improved from second quarter 2020 lows and remained stable.

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Thousands of dollars except per share amounts)
Total revenues	$2,779,958	$2,457,575	$2,263,228	$2,663,606
Operating income	$468,742	$476,146	$482,151	$487,314
Net income	$337,208	$311,963	$309,155	$320,251
Net income available to common shareholders	$336,933	$311,688	$308,880	$319,976
EPS total
Basic	$0.82	$0.75	$0.75	$0.77
Diluted	$0.81	$0.75	$0.74	$0.77

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b) (3)	(c)
Equity compensation plans approved by security holders (1)	2,854,622	—	7,937,940
Equity compensation plans not approved by security holders (2)	295,620	$38.38	—
Total	3,150,242	$38.38	7,937,940
(1) - Includes shares granted under our Employee Stock Purchase Plan, Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Long-Term Incentive Plan, our former Equity Compensation Plan and our Equity Incentive Plan. For a brief description of the material features of these plans, see Note J of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 1,031,485, 130,204 and 6,776,251 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Notes K and J of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - There is no exercise price associated with restrictive stock incentive unit awards and performance unit awards. Compensation deferred into our common stock under our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $38.38, which represents the 2020 year-end closing price of our common stock on the NYSE.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	57-59

(b)	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018	60

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	61

(d)	Consolidated Balance Sheets as of December 31, 2020 and 2019	62-63

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	65

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	66-67

(g)	Notes to Consolidated Financial Statements	68-106

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

4.21
Fourth Supplemental Indenture, dated September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85% Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 28, 2007 (File No. 1-12202)).

4.22
Fifth Supplemental Indenture, dated March 3, 2009, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed March 3, 2009 (File No. 1-12202)).

4.23
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 13, 2012 (File No. 1-12202)).

4.24
Form of Class B unit certificate of ONEOK Partners, L.P. (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Current Report on Form 8-K filed April 12, 2006 (File No. 1-12202)).

4.25
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-12202)).

4.26
Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.27
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

4.29
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.30
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.31
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

4.33
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

4.35
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

4.37
Thirteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.200% Senior Notes due 2025 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.38
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.100% Senior Notes due 2030 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.39
Fifteenth Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes due 2050 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 20, 2020 (File No. 1-13643)).

4.40
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.850% Senior Notes due 2026 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.41
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.350% Senior Notes due 2031 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.42
Eighteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 7.150% Senior Notes due 2051 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.43	Description of securities

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

10.29	Form of Master Forward Confirmation (incorporated by reference from Exhibit 1.2 to ONEOK Inc.’s Current Report on Form 8-K with a filing date of July 24, 2020 (File No. 1-13643)).

10.30
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

10.33	Form of 2021 Restricted Unit Award Agreement.

10.34	Form of 2021 Performance Unit Award Agreement.

10.35
Form of 2020 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.35 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.36
Form of 2020 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.36 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.37
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 23, 2012 (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-13643)).

10.38
Form of First Amendment to 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.38 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.39
Form of First Amendment to 2018 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.39 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.40	ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan dated July 24, 2019 and effective as of January 1, 2020.

21	Required information concerning the registrant’s subsidiaries.

22	List of subsidiary guarantors and issuers of guaranteed securities.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Balance Sheets at December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 23, 2021	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategy
and Corporate Affairs
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2021.

/s/ John W. Gibson	/s/ Terry K. Spencer
John W. Gibson	Terry K. Spencer
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Vice President and
Executive Vice President, Strategy	Chief Accounting Officer
and Corporate Affairs

/s/ Brian L. Derksen	/s/ Julie H. Edwards
Brian L. Derksen	Julie H. Edwards
Director	Director

/s/ Mark W. Helderman	/s/ Randall J. Larson
Mark W. Helderman	Randall J. Larson
Director	Director

/s/ Steven J. Malcolm	/s/ Jim W. Mogg
Steven J. Malcolm	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Eduardo A. Rodriguez
Pattye L. Moore	Eduardo A. Rodriguez
Director	Director

/s/ Gerald B. Smith
Gerald B. Smith
Director