Form 10-Q
period 2021-03-31
ONEOK INC /NEW/
filed 2021-04-28
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.
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

On April 19, 2021, the Company had 445,536,572 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings (loss) per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,836,109	$1,808,620
Services	358,570	328,052
Total revenues (Note K)	3,194,679	2,136,672
Cost of sales and fuel (exclusive of items shown separately below)	2,121,510	1,276,928
Operations and maintenance	207,158	175,096
Depreciation and amortization	157,120	132,353
Impairment charges	—	604,024
General taxes	44,439	31,944
Gain on sale of assets	(269)	(204)
Operating income (loss)	664,721	(83,469)
Equity in net earnings from investments (Note I)	33,320	44,627
Impairment of equity investments	—	(37,730)
Allowance for equity funds used during construction	812	15,409
Other income	215	16,475
Other expense	(5,237)	(11,948)
Interest expense (net of capitalized interest of $5,095 and $30,875, respectively)	(185,523)	(140,616)
Income (loss) before income taxes	508,308	(197,252)
Income tax (expense) benefit	(122,132)	55,395
Net income (loss)	386,176	(141,857)
Less: Preferred stock dividends	275	275
Net income (loss) available to common shareholders	$385,901	$(142,132)

Basic EPS (Note G)	$0.87	$(0.34)

Diluted EPS (Note G)	$0.86	$(0.34)
Average shares (thousands)
Basic	445,894	414,282
Diluted	446,885	414,282
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars)
Net income (loss)	$386,176	$(141,857)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(9,857) and $31,705, respectively	32,998	(106,141)
Derivative amounts reclassified to net income (loss), net of tax of $(12,361) and $4,518, respectively	41,387	(15,164)
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,087) and $(1,064), respectively	3,638	3,562
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(2,339) and $2,283, respectively	7,830	(7,643)
Total other comprehensive income (loss), net of tax	85,853	(125,386)
Comprehensive income (loss)	$472,029	$(267,243)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$402,413	$524,496
Accounts receivable, net	909,972	829,796
Materials and supplies	143,583	143,178
NGLs and natural gas in storage	369,604	227,810
Commodity imbalances	16,798	11,959
Other current assets	155,224	132,536
Total current assets	1,997,594	1,869,775
Property, plant and equipment
Property, plant and equipment	23,192,548	23,072,935
Accumulated depreciation and amortization	4,067,297	3,918,007
Net property, plant and equipment	19,125,251	19,154,928
Investments and other assets
Investments in unconsolidated affiliates	807,721	805,032
Goodwill and intangible assets	771,116	773,723
Other assets	478,247	475,296
Total investments and other assets	2,057,084	2,054,051
Total assets	$23,179,929	$23,078,754

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2021	2020
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$543,757	$7,650
Accounts payable	929,771	719,302
Commodity imbalances	209,626	186,372
Accrued taxes	65,862	89,428
Accrued interest	140,281	245,153
Operating lease liability	13,408	13,610
Other current liabilities	145,249	83,032
Total current liabilities	2,047,954	1,344,547
Long-term debt, excluding current maturities (Note D)	13,638,767	14,228,421
Deferred credits and other liabilities
Deferred income taxes	814,528	669,697
Operating lease liability	85,295	87,610
Other deferred credits	496,420	706,081
Total deferred credits and other liabilities	1,396,243	1,463,388
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 445,534,180 shares at March 31, 2021; issued 474,916,234 shares and outstanding 444,872,383 shares at December 31, 2020	4,749	4,749
Paid-in capital	7,305,274	7,353,396
Accumulated other comprehensive loss (Note F)	(465,596)	(551,449)
Retained earnings	—	—
Treasury stock, at cost: 29,382,054 shares at March 31, 2021, and 30,043,851 shares at December 31, 2020	(747,462)	(764,298)
Total equity	6,096,965	6,042,398
Total liabilities and equity	$23,179,929	$23,078,754
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income (loss)	$386,176	$(141,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,120	132,353
Impairment charges	—	641,754
Equity in net earnings from investments	(33,320)	(44,627)
Distributions received from unconsolidated affiliates	30,862	41,577
Deferred income tax expense (benefit)	119,194	(55,949)
Other, net	11,672	(30,380)
Changes in assets and liabilities:
Accounts receivable	(85,212)	334,370
NGLs and natural gas in storage	(141,794)	173,885
Accounts payable	251,344	(350,701)
Commodity imbalances	18,415	(37,919)
Accrued interest	(104,872)	(68,918)
Risk-management assets and liabilities	(19,302)	(78,856)
Other assets and liabilities	(56,966)	(92,011)
Cash provided by operating activities	533,317	422,721
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(176,734)	(949,679)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	10,191	6,949
Other, net	(4,148)	(22,062)
Cash used in investing activities	(170,691)	(964,792)
Financing activities
Dividends paid	(416,229)	(386,667)
Repayment of short-term borrowings, net	—	(220,000)
Issuance of long-term debt, net of discounts	—	1,748,221
Debt financing costs	—	(15,444)
Repayment of long-term debt	(56,492)	(52,389)
Other, net	(11,988)	(20,978)
Cash provided by (used in) financing activities	(484,709)	1,052,743
Change in cash and cash equivalents	(122,083)	510,672
Cash and cash equivalents at beginning of period	524,496	20,958
Cash and cash equivalents at end of period	$402,413	$531,630
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)			(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)			(Thousands of dollars)
January 1, 2020	20,000	445,016,234	$—	$4,450	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	20,000	445,016,234	$—	$4,450	$6,989,453

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income (Note F)	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share (Note E)	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2020 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not discussed below or in our Annual Report were assessed and determined to be either not applicable or clarifications of ASUs previously issued. Except as discussed below or in our Annual Report, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us.

In January 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies certain concepts in Topic 740, Income Taxes. The impact of adopting this standard was not material.

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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at March 31, 2021, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are primarily accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2021
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$6,380	$—	$113,776	$120,156	$(120,156)	$—
Interest-rate contracts	—	241	—	241	—	241
Total derivative assets	$6,380	$241	$113,776	$120,397	$(120,156)	$241
Derivative liabilities
Commodity contracts
Financial contracts	$(18,986)	$—	$(155,570)	$(174,556)	$174,556	$—
Interest-rate contracts	—	(97,363)	—	(97,363)	—	(97,363)
Total derivative liabilities	$(18,986)	$(97,363)	$(155,570)	$(271,919)	$174,556	$(97,363)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2021, we held no cash and posted $108.0 million of cash with various counterparties, including $54.4 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $53.6 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2021	2020
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(31,321)	$30,772
Total changes in fair value:
Settlements included in net income (loss) (a)	24,738	(16,146)
New Level 3 derivatives included in other comprehensive income (loss) (b)	(4,612)	20,993
Unrealized change included in other comprehensive income (loss) (b)	(30,599)	21,782
Net assets (liabilities) at end of period	$(41,794)	$57,401
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2021 and 2020, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $15.8 billion and $16.3 billion at March 31, 2021, and December 31, 2020, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.2 billion at March 31, 2021, and December 31, 2020. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may decrease, which impacts the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At March 31, 2021, and December 31, 2020, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At March 31, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		March 31, 2021		December 31, 2020
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$113,909	$(168,369)	$107,461	$(142,573)
Interest-rate contracts	Other current assets/ liabilities	241	(65,329)	—	—
	Other deferred credits	—	(32,034)	—	(203,407)
Total derivatives designated as hedging instruments		114,150	(265,732)	107,461	(345,980)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		6,247	(6,187)	3,037	(3,038)
Total derivatives not designated as hedging instruments		6,247	(6,187)	3,037	(3,038)
Total derivatives		$120,397	$(271,919)	$110,498	$(349,018)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At March 31, 2021, and December 31, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $54.4 million and $35.1 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2021	December 31, 2020
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments: (a)
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(80.9)	(43.3)
- Crude oil and NGLs (MMBbl)	Futures	(10.9)	(4.6)
Basis
- Natural gas (Bcf)	Futures	(80.9)	(43.3)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1
(a) - Notional amounts for derivatives not designated as hedging instruments are excluded from the table above due to fully offsetting notional quantities of 0.5 MMBbl and 0.8 MMBbl for NGLs fixed priced derivative instruments at March 31, 2021, and December 31, 2020, respectively.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Commodity contracts	$(63,430)	$87,195
Interest-rate contracts	106,285	(225,041)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$42,855	$(137,846)

The following table sets forth the effect of cash flow hedges on net income (loss) for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Loss)	Three Months Ended
		March 31,
		2021	2020
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(130,518)	$44,999
	Cost of sales and fuel	86,436	(15,039)
Interest-rate contracts	Interest expense	(9,666)	(10,278)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) on derivatives		$(53,748)	$19,682

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2021.

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

At March 31, 2021, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	March 31, 2021	December 31, 2020
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$700,000 at 4.25% due February 2022	536,107	541,877
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	713,676
$500,000 at 4.5% due March 2050	443,015	451,270
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
Weighted average 7.85% due December 2022	11,745	13,657
Total debt	14,304,561	14,361,644
Unamortized portion of terminated swaps	12,884	13,314
Unamortized debt issuance costs and discounts	(134,921)	(138,887)
Current maturities of long-term debt	(543,757)	(7,650)
Long-term debt	$13,638,767	$14,228,421

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In 2020, we acquired additional interest in one of our equity investments and a related asset for $27 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the fourth quarter 2020 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At March 31, 2021, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 4.6 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Repurchases - During the three months ended March 31, 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

Debt Guarantees - We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2021 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on April 26, 2021, payable May 14, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 14, 2021.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2021	$(377,446)	$(157,635)	$(16,368)	$(551,449)
Other comprehensive income (loss) before reclassifications	32,998	(167)	7,372	40,203
Amounts reclassified to net income (c)	41,387	3,805	458	45,650
Other comprehensive income	74,385	3,638	7,830	85,853
March 31, 2021	$(303,061)	$(153,997)	$(8,538)	$(465,596)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at March 31, 2021, representing unrealized gains (losses) related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 33 months (b)	$(42,201)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(186,076)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(74,784)
Accumulated other comprehensive loss at March 31, 2021	$(303,061)
(a) - All amounts are presented net of tax.
(b) - Based on commodity prices on March 31, 2021, we expect $47.7 million in net losses, net of tax, over the next 12 months and $5.5 million in net gains, net of tax, thereafter.
(c) - We expect net losses of $30.5 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$385,901	445,894	$0.87
Diluted EPS
Effect of dilutive securities	—	991
Net income available for common stock and common stock equivalents	$385,901	446,885	$0.86

	Three Months Ended March 31, 2020
	Loss	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net loss available for common stock	$(142,132)	414,282	$(0.34)
Diluted EPS
Effect of dilutive securities	—	—
Net loss available for common stock and common stock equivalents (a)	$(142,132)	414,282	$(0.34)
(a) - For the three months ended March 31, 2020, 1,065,880 weighted-average shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive due to our net loss available for common stock.

H.    EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$2,076	$2,036	$115	$115
Interest cost	4,220	4,574	442	442
Expected return on plan assets	(6,269)	(6,232)	(722)	(722)
Amortization of prior service cost (a)	28	28	—	—
Amortization of net loss (a)	4,913	4,571	1	1
Net periodic benefit cost (income)	$4,968	$4,977	$(164)	$(164)
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $1.1 million reclassified to income tax (expense) benefit for both the three months ended March 31, 2021 and 2020.

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Northern Border Pipeline	$20,239	$22,120
Overland Pass Pipeline	2,972	14,111
Roadrunner	7,749	6,433
Other	2,360	1,963
Equity in net earnings from investments	$33,320	$44,627
Impairment of equity investments	$—	$(37,730)

Equity in net earnings from Overland Pass Pipeline decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to lower volumes.

For the three months ended March 31, 2020, we incurred a noncash impairment charge of $30.5 million related to our 10.2% investment in Venice Energy Services Company in our Natural Gas Gathering and Processing segment, which includes $22.3 million related to equity-method goodwill, and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company in our Natural Gas Liquids segment.

We incurred expenses in transactions with unconsolidated affiliates of $15.6 million and $45.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Accounts payable to our equity-method investees at March 31, 2021, and December 31, 2020, were $5.2 million and $8.4 million, respectively.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs, which are included in operating income (loss) in our Consolidated Statements of Income.

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

K.    REVENUES

Accounting Policies - Many of the contract types described within Note A of the Notes to Consolidated Financial Statement in our Annual Report contain additional fees or charges payable by customers for nonperformance (e.g., minimum volume commitments or product specifications), which are considered to be variable consideration. These fees and charges are not recorded until it is probable that a significant reversal of the associated revenue will not occur.

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2020 (a)	$41.4
Revenue recognized included in beginning balance	(20.4)
Net additions	12.3
Balance at March 31, 2021 (b)	$33.3
(a) - Contract liabilities of $23.7 million and $17.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $15.9 million and $17.4 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2021, and December 31, 2020, relate to customer receivables. Revenues sources are disaggregated in Note L.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2021, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2021	$247.6
2022	273.4
2023	244.3
2024	204.1
2025 and beyond	796.1
Total estimated transaction price allocated to unsatisfied performance obligations	$1,765.5

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
•    our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and
•    our Natural Gas Pipelines segment transports and stores natural gas via regulated intrastate and interstate natural gas transmission pipelines and natural gas storage facilities.

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$491,807	$2,414,830	$—	$2,906,637
Residue natural gas sales	312,247	—	115,455	427,702
Gathering, processing and exchange services revenue	31,687	113,231	—	144,918
Transportation and storage revenue	—	48,728	132,947	181,675
Other	4,000	33,276	412	37,688
Total revenues (c)	839,741	2,610,065	248,814	3,698,620

Cost of sales and fuel (exclusive of depreciation and operating costs)	(555,306)	(2,060,319)	(10,013)	(2,625,638)
Operating costs	(84,598)	(124,369)	(42,317)	(251,284)
Equity in net earnings from investments	1,728	3,604	27,988	33,320
Noncash compensation expense and other	3,151	6,647	1,703	11,501
Segment adjusted EBITDA	$204,716	$435,628	$226,175	$866,519

Depreciation and amortization	$(67,032)	$(74,542)	$(14,476)	$(156,050)
Investments in unconsolidated affiliates	$24,584	$420,614	$362,523	$807,721
Total assets	$6,535,260	$13,944,887	$2,096,459	$22,576,606
Capital expenditures	$39,651	$112,021	$21,157	$172,829
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $570.6 million, of which $516.1 million related to revenues within the segment, and cost of sales and fuel of $135.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $181.4 million and cost of sales and fuel of $12.8 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $481.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$2,906,637	$(500,064)	$2,406,573
Residue natural gas sales	427,702	—	427,702
Gathering, processing and exchange services revenue	144,918	—	144,918
Transportation and storage revenue	181,675	(3,535)	178,140
Other	37,688	(342)	37,346
Total revenues (a)	$3,698,620	$(503,941)	$3,194,679

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,625,638)	$504,128	$(2,121,510)
Operating costs	$(251,284)	$(313)	$(251,597)
Depreciation and amortization	$(156,050)	$(1,070)	$(157,120)
Equity in net earnings from investments	$33,320	$—	$33,320
Investments in unconsolidated affiliates	$807,721	$—	$807,721
Total assets	$22,576,606	$603,323	$23,179,929
Capital expenditures	$172,829	$3,905	$176,734
(a) - Noncustomer revenue for the three months ended March 31, 2021, totaled $(132.2) million related primarily to losses from derivatives on commodity contracts.

Three Months Ended March 31, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$219,917	$1,596,711	$—	$1,816,628
Residue natural gas sales	189,051	—	2,035	191,086
Gathering, processing and exchange services revenue	37,937	120,536	—	158,473
Transportation and storage revenue	—	50,755	118,364	169,119
Other	3,075	2,590	384	6,049
Total revenues (c)	449,980	1,770,592	120,783	2,341,355

Cost of sales and fuel (exclusive of depreciation and operating costs)	(202,170)	(1,278,754)	(1,539)	(1,482,463)
Operating costs	(84,470)	(89,571)	(33,307)	(207,348)
Equity in net earnings from investments	806	15,268	28,553	44,627
Noncash compensation expense and other	(4,498)	(6,619)	(1,966)	(13,083)
Segment adjusted EBITDA	$159,648	$410,916	$112,524	$683,088

Depreciation and amortization	$(58,756)	$(57,841)	$(14,769)	$(131,366)
Impairment charges (d)	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$4,276	$435,024	$371,179	$810,479
Total assets	$6,374,552	$12,682,807	$2,089,362	$21,146,721
Capital expenditures	$181,610	$746,183	$16,590	$944,383
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
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $213.3 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.
(d) - Includes noncash impairment charges of $380.5 million related primarily to long-lived assets, $153.4 million related to goodwill and $30.5 million related to an investment in an unconsolidated affiliate in our Natural Gas Gathering and Processing segment; and $70.2 million related to long-lived assets and $7.2 million related to an investment in an unconsolidated affiliate in our Natural Gas Liquids segment.

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

	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Reconciliation of net income (loss) to total segment adjusted EBITDA
Net income (loss)	$386,176	$(141,857)
Add:
Interest expense, net of capitalized interest	185,523	140,616
Depreciation and amortization	157,120	132,353
Income tax expense (benefit)	122,132	(55,395)
Impairment charges	—	641,754
Noncash compensation expense	16,283	(1,302)
Other corporate costs and equity AFUDC (a)	(715)	(33,081)
Total segment adjusted EBITDA	$866,519	$683,088
(a) - The three months ended March 31, 2020, includes corporate gains of $15.8 million on extinguishment of debt related to open market repurchases.

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

Market Conditions, COVID-19 and Business Update - Despite the COVID-19 pandemic, we expect earnings growth in 2021 due primarily to increasing volumes, available capacity and efficiency gains from recently completed capital-growth projects, continued flared natural gas capture and rising gas-to-oil ratios in the Williston Basin. Although the energy industry has experienced many up and down cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2021. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of reduced drilling and completion activity, declining well productivity, severe weather disruption, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm fee-based contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees. We continue to protect our workforce and, as always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We continue to monitor the COVID-19 outbreak and have previously implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security and, therefore, our workforce has remained fully engaged within federal, state and local government issued guidelines and safety-related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families and continue to take precautions for our employees who work in the field or need to report to a ONEOK facility, such as facility access restrictions, workspace modifications, social distancing, face covering protocols and sanitation procedures. As COVID-19 vaccinations are becoming more readily available, we anticipate implementing a return to office plan later this year. We continue to apply risk-management and cybersecurity measures designed so that our systems remain functional in order to both serve our operational needs and to provide service to our customers.

In February 2021, Winter Storm Uri brought significant challenges to the energy industry and our operating areas. Our employees were proactive in preparing for the severe winter weather, made the necessary operational adjustments to keep our assets running and provided exceptional service to meet the needs of our customers during the difficult weather conditions as demand for natural gas, propane and electricity soared. This increased demand, coupled with supply reductions from wellhead freeze-offs and power outages to processing plants in the Mid-Continent and Rocky Mountain regions and the Permian Basin and fractionators in the Mid-Continent region, resulted in record high commodity prices at certain market hubs, particularly in the Mid-Continent region and in Texas. Commodity prices quickly returned to previous levels as the weather improved and natural gas supply returned.

Winter Storm Uri impacted all three of our operating segments, resulting in a net positive impact to our financial results, as our ability to meet increased demand for natural gas and NGLs during the period more than offset the unfavorable volume impacts. Our well-positioned natural gas storage assets and market connected pipelines in our Natural Gas Pipelines segment were able to meet critical needs during this period of severe winter weather. The reliability of our interstate and intrastate assets enabled us to continue to provide our customers access to transportation services, park-and-loan services and additional natural gas supply if available, which improved our financial results. However, wellhead freeze-offs reduced February volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which negatively impacted our financial results.

We expect to maintain sufficient liquidity and financial stability in 2021 due to cash flows from operations, our undrawn $2.5 Billion Credit Agreement, $402.4 million in cash and cash equivalents and no debt maturities until 2022.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Sustainability - We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. In 2021, we qualified for inclusion in the S&P Global Sustainability Yearbook and received Industry Mover status, which is awarded to a company that recorded the strongest year-over-year improvement in its industry. In addition, we received a perfect score of 100 in the Human Rights Campaign 2021 Corporate Equality Index. We have a stand-alone environmental sustainability team, formed in 2017, that accelerated our ongoing environmental stewardship efforts and is exploring ways to lower our greenhouse gas emissions. We are actively researching opportunities that will complement our extensive midstream assets and help enhance the vital role we expect to play in a future transition to a low-carbon economy.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes in the Rocky Mountain region increased in the three months ended March 31, 2021, compared with the same period in 2020, due primarily to the completion of capital-growth projects and the capture of natural gas previously flared. In February 2021, we experienced severe winter weather as a result of Winter Storm Uri that reduced volumes across our operating system. However, volume levels quickly returned and exceeded 1.2 Bcf/d in the Rocky Mountain region in March 2021. We expect these Rocky Mountain region volumes to be sustainable for the remainder of 2021, even with no increase in producer activity, due to the completion of previously drilled but uncompleted wells, the capture of natural gas previously flared and rising gas-to-oil ratios in the Williston Basin. In addition, as prices and volumes continue to strengthen, we currently have the processing capacity to benefit from production growth. Our Bear Creek plant expansion, which was previously paused, is expected to be completed later this year, which will increase our total processing capacity to approximately 1.7 Bcf/d in the Williston Basin.

In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via our Roadrunner joint venture and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and our Northern Border Pipeline joint venture, which enable us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions in 2019 and 2020 that position us well to provide additional expansions for our customers when needed. In February 2021, severe winter weather impacted our operations. Due to the reliability of our pipeline and storage assets, we were able to continue to provide services to customers serving critical needs during the winter storm. Our natural gas transportation capacity contracted is not significantly impacted by market conditions, as our end users rely on natural gas to support their business regardless of commodity price fluctuations. We continue to experience stable fee-based earnings with transportation capacity more than 95% contracted with firm commitments, and we expect these stable fee-based earnings to continue throughout 2021 at similarly contracted levels. In addition, during the first quarter 2021, we sold natural gas that we owned and held in storage, which benefited our segment’s financial results. During the extreme winter weather periods, we maximized natural gas storage withdrawals for firm service customers serving critical needs.

NGLs - In our Natural Gas Liquids segment, NGL volumes decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to the unfavorable impact of Winter Storm Uri in February 2021 across our operations, offset partially by increased volumes in the Rocky Mountain region. Volumes quickly returned, and our average daily raw feed throughput volumes in March 2021 increased, compared with both the first and fourth quarters 2020, and we expect these improved NGL volumes to continue. We expect to benefit from increasing volumes, without significant capital investment, on our integrated assets, which were strengthened through our recently completed capital-growth projects.

Growth Projects - We operate an integrated, reliable and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. We have completed significant capital-growth projects that include NGL pipelines, NGL fractionators, natural gas processing plants and related natural gas and NGL infrastructure. These projects provide us the capacity to benefit from future supply growth without significant capital investment. In the first quarter 2020, due to the decline in commodity prices and economic demand disruption caused by COVID-19, we paused various projects, which can be restarted quickly when producer activity warrants additional infrastructure. Our announced capital-growth projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Q4 2021
	Supported by acreage dedications with long-term primarily fee-based contracts
Natural Gas Liquids
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Q2 2021
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (c)
	Fully contracted with long-term contracts
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (b)
	Supported by long-term dedicated production from third-party processing plants expected to produce up to 45 MBbl/d
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (c)
(a) - Excludes capitalized interest/AFUDC.
(b) - We do not expect to complete construction by the original target completion date.
(c) - While many of the construction activities on these projects were paused in 2020, some activity continued in order to complete the infrastructure necessary to support volumes until market conditions warrant full project completion.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to process ethane as an NGL or leave some of the ethane component in the natural gas stream. As a result of these ethane economics, ethane volumes on our system can also fluctuate period to period. Ethane volumes under long-term contracts delivered to our NGL system averaged 355 MBbl/d in the first quarter 2021, compared with 370 MBbl/d in the first quarter 2020, due primarily to decreased volumes related to Winter Storm Uri in February 2021 across our operations. We expect ethane production to increase from the first quarter 2021 volumes and continue to fluctuate throughout 2021. We estimate that there are ethane volumes of approximately 100 MBbl/d in both the Rocky Mountain and Mid-Continent regions that represent potential ethane opportunity for our Natural Gas Liquids segment.

Debt Repurchases - During the three months ended March 31, 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

Dividends - In February 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in April 2021. The quarterly dividend will be paid May 14, 2021, to shareholders of record at the close of business on April 26, 2021.

FINANCIAL RESULTS AND OPERATING INFORMATION

How We Evaluate Our Operations

Management uses a variety of financial and operating metrics to analyze our performance. Our consolidated financial metrics include: (1) operating income (loss); (2) net income (loss); (3) diluted EPS; and (4) the following non-GAAP financial measures: adjusted EBITDA and distributable cash flow. We evaluate segment operating results using adjusted EBITDA and our operating metrics, which include various volume and rate statistics that are relevant for the respective segment. These operating metrics allow investors to analyze the various components of segment financial results in terms of volumes and rate/

price. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. For additional information on our operating metrics, see the respective segment subsections of this “Financial Results and Operating Information” section.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Financial Results	2021	2020	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$2,836.1	$1,808.6	1,027.5
Services	358.6	328.1	30.5
Total revenues	3,194.7	2,136.7	1,058.0
Cost of sales and fuel (exclusive of items shown separately below)	2,121.5	1,276.9	844.6
Operating costs	251.7	207.1	44.6
Depreciation and amortization	157.1	132.4	24.7
Impairment charges	—	604.0	(604.0)
Gain on sale of assets	(0.3)	(0.2)	0.1
Operating income (loss)	$664.7	$(83.5)	748.2
Equity in net earnings from investments	$33.3	$44.6	(11.3)
Impairment of equity investments	$—	$(37.7)	(37.7)
Interest expense, net of capitalized interest	$(185.5)	$(140.6)	44.9
Net income (loss)	$386.2	$(141.9)	528.1
Diluted EPS	$0.86	$(0.34)	1.20
Adjusted EBITDA	$866.4	$700.8	165.6
Distributable cash flow	$661.9	$522.3	139.6
Capital expenditures	$176.7	$949.7	(773.0)
See reconciliation of net income (loss) to adjusted EBITDA and distributable cash flow in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income increased $748.2 million for the three months ended March 31, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the three months ended March 31, 2020;
•Natural Gas Pipelines - an increase of $104.9 million due primarily to increased natural gas sales;

•Natural Gas Liquids - increases of $63.8 million in exchange services related primarily to higher volumes in the Rocky Mountain region and $38.8 million in optimization and marketing, offset by a $46.2 million decrease from the impact of Winter Storm Uri in exchange services; and
•Natural Gas Gathering and Processing - an increase of $45.6 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts; offset by
•an increase of $44.6 million in operating costs due primarily to a benefit related to the mark-to-market of our share-based deferred compensation plan in the prior year, higher employee-related costs, ad valorem taxes and supplies expense; and
•an increase of $24.7 million in depreciation expense due to capital projects placed in service.

Net income and diluted EPS increased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to the items discussed above and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the prior year. These increases were offset partially by higher interest expense related to higher debt balances and lower capitalized interest, and lower equity AFUDC due to completed projects.

Capital expenditures decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to our previously completed and paused capital-growth projects.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2021 and into 2022. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate volumetric risk.

Growth Projects - Our Natural Gas Gathering and Processing segment has invested in growth projects in NGL-rich areas in the Williston Basin. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth project.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Financial Results	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
NGL sales	$457.6	$178.4	279.2
Condensate sales	34.2	41.5	(7.3)
Residue natural gas sales	312.2	189.1	123.1
Gathering, compression, dehydration and processing fees and other revenue	35.7	41.0	(5.3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(555.3)	(202.2)	353.1
Operating costs, excluding noncash compensation adjustments	(80.7)	(87.8)	(7.1)
Equity in net earnings from investments	1.7	0.8	0.9
Other	(0.7)	(1.2)	0.5
Adjusted EBITDA	$204.7	$159.6	45.1
Impairment charges	$—	$564.4	(564.4)
Capital expenditures	$39.7	$181.6	(141.9)
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $45.1 million for the three months ended March 31, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $45.6 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts; and
•a decrease of $7.1 million in operating costs due primarily to lower materials and supplies and outside services; offset by
•a decrease of $9.0 million due primarily to lower volumes in the Mid-Continent region related to Winter Storm Uri and natural production declines, offset partially by higher volumes in the Rocky Mountain region.

The three months ended March 31, 2020, includes $380.5 million of noncash impairment charges related primarily to certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas that were not recoverable, a $153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company.

Capital expenditures decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to capital-growth projects completed in 2020, as well as our paused capital-growth project in 2020.

	Three Months Ended
	March 31,
Operating Information (a)	2021	2020
Natural gas gathered (BBtu/d)	2,589	2,769
Natural gas processed (BBtu/d) (b)	2,380	2,568
Average fee rate ($/MMBtu)	$1.04	$0.85
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to the impact of Winter Storm Uri and natural production declines in the Mid-Continent region, offset partially by increased production in the Rocky Mountain region.

Our average fee rate increased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to an increase in the Rocky Mountain region’s contribution to our average fee rate and was also impacted by decreased volumes in the Mid-Continent region due to Winter Storm Uri.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Financial Results	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,414.8	$1,596.7	818.1
Exchange service revenues and other	146.5	123.1	23.4
Transportation and storage revenues	48.7	50.8	(2.1)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,060.3)	(1,278.8)	781.5
Operating costs, excluding noncash compensation adjustments	(116.0)	(94.4)	21.6
Equity in net earnings from investments	3.6	15.3	(11.7)
Other	(1.7)	(1.8)	0.1
Adjusted EBITDA	$435.6	$410.9	24.7
Impairment charges	$—	$77.4	(77.4)
Capital expenditures	$112.0	$746.2	(634.2)
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $24.7 million for the three months ended March 31, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $63.8 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$51.8 million in higher volumes in the Rocky Mountain region,
◦$32.9 million in lower transportation costs,
◦$15.8 million related to wider commodity price differentials, offset by
◦$19.0 million in lower average fee rates,
◦$13.2 million in lower volumes in the Permian Basin due to short-term contracts and increased ethane rejection, and
◦$9.5 million related to lower earnings on unfractionated NGLs held in inventory; and
•an increase of $38.8 million in optimization and marketing due primarily to increased activities during Winter Storm Uri and unfavorable changes in the value of NGLs held in inventory in 2020; offset by
•the negative impact of Winter Storm Uri of $46.2 million in exchange services due primarily to decreased volumes across our operations and increased electricity costs;
•an increase of $21.6 million in operating costs due primarily to higher employee-related costs and increased ad valorem taxes associated with our completed capital-growth projects; and
•a decrease of $11.7 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The three months ended March 31, 2020, includes $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company.

Capital expenditures decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to completed and paused capital-growth projects.

	Three Months Ended
	March 31,
Operating Information	2021	2020
Raw feed throughput (MBbl/d) (a)	1,036	1,091
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$(0.02)	$0.01
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to the unfavorable impact of Winter Storm Uri across our operations, offset partially by increased production at new and existing processing plants in the Rocky Mountain region.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment, through its wholly owned assets primarily in Oklahoma, Texas and the upper Midwest, provides transportation and storage services to end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Financial Results	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$117.1	$101.9	15.2
Storage revenues	15.8	16.5	(0.7)
Residue natural gas sales and other revenues	115.9	2.4	113.5
Cost of sales and fuel (exclusive of depreciation and operating costs)	(10.0)	(1.5)	8.5
Operating costs, excluding noncash compensation adjustments	(40.1)	(34.7)	5.4
Equity in net earnings from investments	28.0	28.6	(0.6)
Other	(0.5)	(0.7)	0.2
Adjusted EBITDA	$226.2	$112.5	113.7
Capital expenditures	$21.2	$16.6	4.6
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $113.7 million for the three months ended March 31, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $104.9 million due primarily to higher average natural gas prices on 5.2 Bcf of natural gas sales in the first quarter 2021 of volumes previously held in inventory, compared with 1.2 Bcf in the first quarter 2020; and
•an increase of $15.4 million in transportation services due primarily to higher park-and-loan revenue and higher interruptible transportation revenue; offset by
•an increase of $5.4 million in operating costs due primarily to higher employee-related costs and supplies expenses.

Capital expenditures increased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to capital-growth projects.

	Three Months Ended
	March 31,
Operating Information (a)	2021	2020
Natural gas transportation capacity contracted (MDth/d)	7,423	7,791
Transportation capacity contracted	95%	100%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted decreased for the three months ended March 31, 2021, compared with the same period in 2020, due primarily to a contract settlement in the second quarter 2020.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2021.

In February 2021, our subsidiary, Midwestern Gas Transmission Company, filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. The FERC is currently reviewing the filing. While the ultimate outcome of the filing cannot be predicted, we do not expect the ultimate outcome to impact materially our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income (loss), the nearest comparable GAAP financial performance measure, to adjusted EBITDA, distributable cash flow and dividend coverage for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of net income (loss) to adjusted EBITDA, distributable cash flow and dividend coverage	(Thousands of dollars, except per share amounts and coverage ratios)
Net income (loss)	$386,176	$(141,857)
Add:
Interest expense, net of capitalized interest	185,523	140,616
Depreciation and amortization	157,120	132,353
Income tax expense (benefit)	122,132	(55,395)
Impairment charges	—	641,754
Noncash compensation expense (a)	16,283	(1,302)
Equity AFUDC and other noncash items	(813)	(15,409)
Adjusted EBITDA (b)	866,421	700,760
Interest expense, net of capitalized interest	(185,523)	(140,616)
Maintenance capital	(23,690)	(25,189)
Equity in net earnings from investments	(33,320)	(44,627)
Distributions received from unconsolidated affiliates	41,053	48,526
Other (b)	(3,080)	(16,524)
Distributable cash flow	661,861	522,330
Dividends paid to preferred shareholders	(275)	(275)
Distributable cash flow to shareholders	661,586	522,055
Dividends paid	(415,954)	(386,392)
Distributable cash flow in excess of dividends paid	$245,632	$135,663
Dividends paid per share	$0.935	$0.935
Dividend coverage ratio	1.59	1.35
Number of shares used in computation (thousands)	444,871	413,253
(a) - Includes a loss of $3.9 million and a benefit of $18.8 million related to the mark-to-market of our share-based deferred compensation plan for the three months ended March 31, 2021 and 2020, respectively.
(b) - Three months ended March 31, 2020, includes gains of $15.8 million on extinguishment of debt related to open market repurchases.

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$204,716	$159,648
Natural Gas Liquids	435,628	410,916
Natural Gas Pipelines	226,175	112,524
Other (a)	(98)	17,672
Adjusted EBITDA	$866,421	$700,760
(a) - Three months ended March 31, 2020, includes corporate gains of $15.8 million on extinguishment of debt related to open market repurchases.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect cash outflows for the remainder of 2021 to be primarily related to dividends paid to shareholders and capital expenditures.

We expect our sources of cash inflows to provide sufficient resources to finance our operations and quarterly cash dividends. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024 and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, we had no borrowings under our $2.5 Billion Credit Agreement, and no shares have been sold through our “at-the-market” equity program.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Guarantees and Cash Management - We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are non-guarantors, and substantially all the assets and operations reside with non-guarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of March 31, 2021, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At March 31, 2021, we had no borrowings under our $2.5 Billion Credit Agreement and $402.4 million of cash and cash equivalents.

As of March 31, 2021, we had a working capital deficit of $50.4 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at March 31, 2021, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

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

Debt Repurchases - During the three months ended March 31, 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $176.7 million and $949.7 million for the three months ended March 31, 2021 and 2020, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $525-$675 million in 2021.

Credit Ratings - Our long-term debt credit ratings as of April 19, 2021, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. Although we are in the midst of a challenging market environment, our credit ratings remained stable. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2024. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2021, we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis). A dividend of $0.935 per share was declared for the shareholders of record at the close of business on April 26, 2021, payable May 14, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 14, 2021.

For the three months ended March 31, 2021, our cash flows from operations exceeded dividends paid by $117.1 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2021 vs. 2020
	March 31,		Favorable (Unfavorable)
	2021	2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$533.3	$422.7	$110.6
Investing activities	(170.7)	(964.8)	794.1
Financing activities	(484.7)	1,052.7	(1,537.4)
Change in cash and cash equivalents	(122.1)	510.6	(632.7)
Cash and cash equivalents at beginning of period	524.5	21.0	503.5
Cash and cash equivalents at end of period	$402.4	$531.6	$(129.2)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2021, increased $128.8 million compared with the same period in 2020. This increase is due primarily to natural gas sales in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $138.4 million for the three months ended March 31, 2021, compared with a decrease of $120.2 million for the same period in 2020. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in storage, which varies from period to period and with changes in commodity prices; offset partially by changes in accounts payable resulting from the timing of payments to vendors, suppliers and other third parties; and changes in risk-management assets and liabilities and commodity imbalances, which vary from period to period and with changes in commodity prices and interest rates.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2021, decreased $794.1 million, compared with the same period in 2020, due primarily to reduced capital expenditures related to our completed and paused capital-growth projects.

Financing Cash Flows - Cash from financing activities for the three months ended March 31, 2021, decreased $1.5 billion, compared with the same period in 2020, due primarily to the issuance of $1.75 billion in long-term debt in March 2020, offset partially by the repayment of short-term borrowings in the first quarter 2020.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
•the length, severity and reemergence of a pandemic or other health crisis, such as the outbreak of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course for an extended period and increase the cost of operating our business;
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
•the timing and extent of changes in energy commodity prices, including changes due to production decisions by other countries, such as the failure of countries to abide by agreements to reduce production volumes;
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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments for the periods indicated:

Commodity Contracts	March 31, 2021	December 31, 2020
	(Millions of dollars)
Crude oil and NGLs	$44.3	$20.0
Natural gas	20.9	10.6
Total change in estimated fair value of commodity contracts	$65.2	$30.6

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.3	$0.51	/ gallon	59%
Condensate (MBbl/d) - WTI-NYMEX	2.8	$42.87	/ Bbl	78%
Natural gas (BBtu/d) - NYMEX and basis	118.7	$2.57	/ MMBtu	75%

	Year Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.0	$0.67	/ gallon	21%
Condensate (MBbl/d) - WTI-NYMEX	1.0	$57.15	/ Bbl	24%
Natural gas (BBtu/d) - NYMEX and basis	42.0	$2.60	/ MMBtu	24%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2021. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the nine months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $2.0 million and $3.0 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $1.0 million and $1.5 million, respectively; and

•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $4.4 million and $6.4 million, respectively.

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

At March 31, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest- rate derivative instruments for the periods indicated:

	March 31, 2021	December 31, 2020
	(Millions of dollars)
Forward-starting interest-rate swaps	$22.6	$12.9

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

The creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K, filed September 20, 2018 (File No. 1-13643)).

3.2
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated July 3, 2017, as amended (incorporated by reference from Exhibit 3.2 to ONEOK Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017 (File No. 1-13643)).

10.1	Form of 2021 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.33 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 23, 2021 (File No. 1-13643)).

10.2	Form of 2021 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.34 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 23, 2021 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Balance Sheets at March 31, 2021, and December 31, 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: April 28, 2021	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategy
and Corporate Affairs
(Principal Financial Officer)