Form 10-Q
period 2021-06-30
ONEOK INC /NEW/
filed 2021-08-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021.
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

On July 26, 2021, the Company had 445,660,920 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report, Response to COVID-19 and the written charters of our Board Committees also are available on our website, and we will provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, posted on our social media accounts, and any corresponding applications, are not incorporated by reference into this report.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings (loss) per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$3,074,773	$1,343,557	$5,910,882	$3,152,177
Services	314,191	317,172	672,761	645,224
Total revenues (Note K)	3,388,964	1,660,729	6,583,643	3,797,401
Cost of sales and fuel (exclusive of items shown separately below)	2,366,979	940,458	4,488,489	2,217,386
Operations and maintenance	212,319	190,138	419,477	365,234
Depreciation and amortization	156,921	140,416	314,041	272,769
Impairment charges	—	—	—	604,024
General taxes	41,940	34,326	86,379	66,270
Gain on sale of assets	(707)	(339)	(976)	(543)
Operating income	611,512	355,730	1,276,233	272,261
Equity in net earnings from investments (Note I)	25,720	25,328	59,040	69,955
Impairment of equity investments (Note I)	—	—	—	(37,730)
Allowance for equity funds used during construction	426	3,854	1,238	19,263
Other income	7,005	17,693	7,220	34,168
Other expense	(7,498)	(6,176)	(12,735)	(18,124)
Interest expense (net of capitalized interest of $5,443, $16,473, $10,538 and $47,618, respectively)	(184,957)	(218,968)	(370,480)	(359,584)
Income (loss) before income taxes	452,208	177,461	960,516	(19,791)
Income tax (expense) benefit	(110,069)	(43,140)	(232,201)	12,255
Net income (loss)	342,139	134,321	728,315	(7,536)
Less: Preferred stock dividends	275	275	550	550
Net income (loss) available to common shareholders	$341,864	$134,046	$727,765	$(8,086)

Basic EPS (Note G)	$0.77	$0.32	$1.63	$(0.02)

Diluted EPS (Note G)	$0.77	$0.32	$1.63	$(0.02)
Average shares (thousands)
Basic	446,337	419,722	446,116	417,002
Diluted	446,903	420,116	446,894	417,002
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars)
Net income (loss)	$342,139	$134,321	$728,315	$(7,536)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $51,692, $13,898, $41,835 and $45,603, respectively	(173,054)	(46,530)	(140,056)	(152,671)
Derivative amounts reclassified to net income (loss), net of tax of $(10,516), $(4,840), $(22,877) and $(322), respectively	35,204	21,013	76,591	5,849
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,567), $(1,064), $(2,654) and $(2,128), respectively	5,247	3,561	8,885	7,123
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $970, $1,064, $(1,369) and $3,347, respectively	(3,244)	(3,561)	4,586	(11,204)
Total other comprehensive loss, net of tax	(135,847)	(25,517)	(49,994)	(150,903)
Comprehensive income (loss)	$206,292	$108,804	$678,321	$(158,439)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$374,377	$524,496
Accounts receivable, net	1,091,982	829,796
Materials and supplies	144,824	143,178
NGLs and natural gas in storage	454,760	227,810
Commodity imbalances	14,873	11,959
Other current assets	154,807	132,536
Total current assets	2,235,623	1,869,775
Property, plant and equipment
Property, plant and equipment	23,393,034	23,072,935
Accumulated depreciation and amortization	4,211,515	3,918,007
Net property, plant and equipment	19,181,519	19,154,928
Investments and other assets
Investments in unconsolidated affiliates	800,351	805,032
Goodwill and net intangible assets	768,509	773,723
Other assets	451,246	475,296
Total investments and other assets	2,020,106	2,054,051
Total assets	$23,437,248	$23,078,754

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2021	2020
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$536,107	$7,650
Accounts payable	1,052,561	719,302
Commodity imbalances	244,582	186,372
Accrued taxes	94,048	89,428
Accrued interest	244,669	245,153
Operating lease liability	14,570	13,610
Other current liabilities	208,064	83,032
Total current liabilities	2,394,601	1,344,547
Long-term debt, excluding current maturities (Note D)	13,637,581	14,228,421
Deferred credits and other liabilities
Deferred income taxes	881,711	669,697
Operating lease liability	81,707	87,610
Other deferred credits	531,262	706,081
Total deferred credits and other liabilities	1,494,680	1,463,388
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 445,817,509 shares at June 30, 2021; issued 474,916,234 shares and outstanding 444,872,383 shares at December 31, 2020	4,749	4,749
Paid-in capital	7,247,334	7,353,396
Accumulated other comprehensive loss (Note F)	(601,443)	(551,449)
Retained earnings	—	—
Treasury stock, at cost: 29,098,725 shares at June 30, 2021, and 30,043,851 shares at December 31, 2020	(740,254)	(764,298)
Total equity	5,910,386	6,042,398
Total liabilities and equity	$23,437,248	$23,078,754
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income (loss)	$728,315	$(7,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	314,041	272,769
Impairment charges	—	641,754
Equity in net earnings from investments	(59,040)	(69,955)
Distributions received from unconsolidated affiliates	58,486	71,656
Deferred income tax expense (benefit)	226,963	(13,541)
Other, net	39,837	(25,944)
Changes in assets and liabilities:
Accounts receivable	(268,541)	220,558
NGLs and natural gas in storage	(226,950)	103,043
Accounts payable	363,694	(240,841)
Risk-management assets and liabilities	(158,927)	(139,724)
Other assets and liabilities	60,105	(75,821)
Cash provided by operating activities	1,077,983	736,418
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(324,122)	(1,543,961)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	11,695	18,081
Other, net	(12,138)	(29,006)
Cash used in investing activities	(324,565)	(1,554,886)
Financing activities
Dividends paid	(833,083)	(773,961)
Repayment of short-term borrowings, net	—	(220,000)
Issuance of long-term debt, net of discounts	—	3,244,777
Repayment of long-term debt	(68,787)	(1,406,119)
Issuance of common stock	16,327	954,423
Other	(17,994)	(55,878)
Cash provided by (used in) financing activities	(903,537)	1,743,242
Change in cash and cash equivalents	(150,119)	924,774
Cash and cash equivalents at beginning of period	524,496	20,958
Cash and cash equivalents at end of period	$374,377	$945,732
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	7,115
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(74,765)
Other, net	—	—	—	—	9,710
June 30, 2021	20,000	474,916,234	$—	$4,749	$7,247,334

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	20,000	445,016,234	$—	$4,450	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	20,000	445,016,234	$—	$4,450	$6,989,453
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	29,900,000	—	299	939,038
Common stock dividends - $0.935 per share	—	—	—	—	(387,037)
Other, net	—	—	—	—	8,652
June 30, 2020	20,000	474,916,234	$—	$4,749	$7,549,831

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income (Note F)	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share (Note E)	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965
Net income	—	342,139	—	342,139
Other comprehensive loss (Note F)	(135,847)	—	—	(135,847)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	7,208	14,323
Common stock dividends - $0.935 per share (Note E)	—	(341,864)	—	(416,629)
Other, net	—	—	—	9,710
June 30, 2021	$(601,443)	$—	$(740,254)	$5,910,386

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641
Net income	—	134,321	—	134,321
Other comprehensive loss	(25,517)	—	—	(25,517)
Preferred stock dividends - $13.75 per share	—	—	—	(275)
Common stock issued	—	—	10,530	949,867
Common stock dividends - $0.935 per share	—	—	—	(387,037)
Other, net	—	—	—	8,652
June 30, 2020	$(524,903)	$(7,536)	$(781,489)	$6,240,652
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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at June 30, 2021, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are primarily accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2021
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$27,397	$—	$268,570	$295,967	$(295,967)	$—
Total derivative assets	$27,397	$—	$268,570	$295,967	$(295,967)	$—
Derivative liabilities
Commodity contracts
Financial contracts	$(99,751)	$—	$(390,320)	$(490,071)	$490,071	$—
Interest-rate contracts	—	(146,391)	—	(146,391)	—	(146,391)
Total derivative liabilities	$(99,751)	$(146,391)	$(390,320)	$(636,462)	$490,071	$(146,391)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2021, we held no cash and posted $227.3 million of cash with various counterparties, including $194.1 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $33.2 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2021	2020	2021	2020
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(41,794)	$57,401	$(31,321)	$30,772
Total changes in fair value:
Settlements included in net income (loss) (a)	17,731	(34,478)	26,852	(23,383)
New Level 3 derivatives included in other comprehensive loss (b)	(20,262)	3,407	(68,237)	2,002
Unrealized change included in other comprehensive loss (b)	(77,425)	(20,747)	(49,044)	(3,808)
Net assets (liabilities) at end of period	$(121,750)	$5,583	$(121,750)	$5,583
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2021 and 2020, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $16.5 billion and $16.3 billion at June 30, 2021, and December 31, 2020, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.2 billion at June 30, 2021, and December 31, 2020. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At June 30, 2021, and December 31, 2020, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At June 30, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		June 30, 2021		December 31, 2020
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$287,769	$(481,901)	$107,461	$(142,573)
Interest-rate contracts	Other current liabilities	—	(91,230)	—	—
	Other deferred credits	—	(55,161)	—	(203,407)
Total derivatives designated as hedging instruments		287,769	(628,292)	107,461	(345,980)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		8,198	(8,170)	3,037	(3,038)
Total derivatives not designated as hedging instruments		8,198	(8,170)	3,037	(3,038)
Total derivatives		$295,967	$(636,462)	$110,498	$(349,018)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At June 30, 2021, and December 31, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $194.1 million and $35.1 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2021	December 31, 2020
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments: (a)
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(63.5)	(43.3)
- Crude oil and NGLs (MMBbl)	Futures	(9.2)	(4.6)
Basis
- Natural gas (Bcf)	Futures	(63.5)	(43.3)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1
(a) - Notional amounts for derivatives not designated as hedging instruments are excluded from the table above due to fully offsetting notional quantities of 0.3 MMBbl and 0.8 MMBbl for NGLs fixed priced derivative instruments at June 30, 2021, and December 31, 2020, respectively.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Commodity contracts	$(175,477)	$(39,056)	$(238,907)	$48,139
Interest-rate contracts	(49,269)	(21,372)	57,016	(246,413)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(224,746)	$(60,428)	$(181,891)	$(198,274)

The following table sets forth the effect of cash flow hedges on net income (loss) for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Loss)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2021	2020	2021	2020
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(85,162)	$53,138	$(215,680)	$98,137
	Cost of sales and fuel	49,357	(14,450)	135,793	(29,489)
Interest-rate contracts (a)	Interest expense	(9,915)	(64,541)	(19,581)	(74,819)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) on derivatives		$(45,720)	$(25,853)	$(99,468)	$(6,171)
(a) - The three and six months ended June 30, 2020, include a loss of $48.3 million on the settlement of $1.3 billion of interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2021.

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

At June 30, 2021, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2021	December 31, 2020
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$700,000 at 4.25% due February 2022	536,107	541,877
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	713,676
$500,000 at 4.5% due March 2050	443,015	451,270
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
Weighted average 7.85% due December 2022	—	13,657
Total debt	14,292,816	14,361,644
Unamortized portion of terminated swaps	12,455	13,314
Unamortized debt issuance costs and discounts	(131,583)	(138,887)
Current maturities of long-term debt	(536,107)	(7,650)
Long-term debt	$13,637,581	$14,228,421

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In 2020, we acquired additional interest in one of our equity investments and a related asset for $27 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the fourth quarter 2020 and the two following quarters. Beginning in the third quarter 2021, the covenant decreased to 5.0 to 1. At June 30, 2021, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 4.4 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Repayments - In the first quarter 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

Debt Guarantees - We, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for our and ONEOK Partners’ indebtedness.

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2021 and May 2021 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on August 2, 2021, payable August 16, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021 and May 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 16, 2021.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2021	$(377,446)	$(157,635)	$(16,368)	$(551,449)
Other comprehensive income (loss) before reclassifications	(140,056)	(142)	3,651	(136,547)
Amounts reclassified to net income (c)	76,591	9,027	935	86,553
Other comprehensive income (loss)	(63,465)	8,885	4,586	(49,994)
June 30, 2021	$(440,911)	$(148,750)	$(11,782)	$(601,443)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at June 30, 2021, representing unrealized losses related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 30 months (b)	$(149,749)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(178,441)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(112,721)
Accumulated other comprehensive loss at June 30, 2021	$(440,911)
(a) - All amounts are presented net of tax.
(b) - Based on commodity prices on June 30, 2021, we expect $142.7 million in net losses, net of tax, over the next 12 months and $7.0 million in net losses, net of tax, thereafter.
(c) - We expect net losses of $30.3 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$341,864	446,337	$0.77
Diluted EPS
Effect of dilutive securities	—	566
Net income available for common stock and common stock equivalents	$341,864	446,903	$0.77

	Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$134,046	419,722	$0.32
Diluted EPS
Effect of dilutive securities	—	394
Net income available for common stock and common stock equivalents	$134,046	420,116	$0.32

	Six Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$727,765	446,116	$1.63
Diluted EPS
Effect of dilutive securities	—	778
Net income available for common stock and common stock equivalents	$727,765	446,894	$1.63

	Six Months Ended June 30, 2020
	Loss	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net loss available for common stock	$(8,086)	417,002	$(0.02)
Diluted EPS
Effect of dilutive securities	—	—
Net loss available for common stock and common stock equivalents (a)	$(8,086)	417,002	$(0.02)
(a) - For the six months ended June 30, 2020, 730 thousand weighted-average shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive due to our net loss available for common stock.

H.    EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$2,076	$2,036	$95	$115
Interest cost	4,220	4,574	284	442
Expected return on plan assets	(6,269)	(6,232)	42	(722)
Amortization of prior service cost (a)	28	28	—	—
Amortization of net loss (a)	4,913	4,571	1,841	1
Net periodic benefit cost (income)	$4,968	$4,977	$2,262	$(164)
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $1.6 million and $1.0 million reclassified to income tax (expense) benefit for the three months ended June 30, 2021 and 2020, respectively.

	Retirement Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$4,152	$4,072	$210	$230
Interest cost	8,440	9,148	726	884
Expected return on plan assets	(12,538)	(12,464)	(680)	(1,444)
Amortization of prior service cost (a)	56	56	—	—
Amortization of net loss (a)	9,826	9,142	1,842	2
Net periodic benefit cost (income)	$9,936	$9,954	$2,098	$(328)
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $2.7 million and $2.1 million reclassified to income tax (expense) benefit for the six months ended June 30, 2021 and 2020, respectively.

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Northern Border Pipeline	$12,586	$12,871	$32,825	$34,991
Overland Pass Pipeline	4,739	7,972	7,711	22,083
Roadrunner	7,602	6,809	15,351	13,242
Other	793	(2,324)	3,153	(361)
Equity in net earnings from investments	$25,720	$25,328	$59,040	$69,955
Impairment of equity investments	$—	$—	$—	$(37,730)

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

We incurred expenses in transactions with unconsolidated affiliates of $12.5 million and $41.8 million for the three months ended June 30, 2021 and 2020, respectively, and $28.0 million and $87.1 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Revenue earned from and accounts payable to our equity-method investees were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs, which are included in operating income in our Consolidated Statements of Income.

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

Legal Proceedings - We are a party to various legal proceedings that have arisen in the normal course of our operations. While the results of these proceedings cannot be predicted with certainty, we believe the reasonably possible losses from such proceedings, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2020 (a)	$41.4
Revenue recognized included in beginning balance	(21.5)
Net additions	32.6
Balance at June 30, 2021 (b)	$52.5
(a) - Contract liabilities of $23.7 million and $17.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $35.6 million and $16.9 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2021, and December 31, 2020, relate to customer receivables. Revenues sources are disaggregated in Note L.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2021, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2021	$177.2
2022	307.5
2023	272.9
2024	232.3
2025 and beyond	825.1
Total estimated transaction price allocated to unsatisfied performance obligations	$1,815.0

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$566,383	$2,829,604	$—	$3,395,987
Residue natural gas sales	257,802	—	4	257,806
Gathering, processing and exchange services revenue	34,139	129,624	—	163,763
Transportation and storage revenue	—	37,864	112,337	150,201
Other	5,128	2,386	103	7,617
Total revenues (c)	863,452	2,999,478	112,444	3,975,374

Cost of sales and fuel (exclusive of depreciation and operating costs)	(550,486)	(2,399,919)	(544)	(2,950,949)
Operating costs	(86,429)	(128,834)	(38,506)	(253,769)
Equity in net earnings from investments	442	5,090	20,188	25,720
Noncash compensation expense and other	2,287	4,476	1,114	7,877
Segment adjusted EBITDA	$229,266	$480,291	$94,696	$804,253

Depreciation and amortization	$(67,268)	$(74,151)	$(14,489)	$(155,908)
Capital expenditures	$56,872	$59,967	$27,796	$144,635
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $603.1 million, of which $557.2 million related to revenues within the segment, and cost of sales and fuel of $153.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $69.4 million and cost of sales and fuel of $3.8 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $555.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$3,395,987	$(582,140)	$2,813,847
Residue natural gas sales	257,806	—	257,806
Gathering, processing and exchange services revenue	163,763	—	163,763
Transportation and storage revenue	150,201	(3,506)	146,695
Other	7,617	(764)	6,853
Total revenues (a)	$3,975,374	$(586,410)	$3,388,964

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,950,949)	$583,970	$(2,366,979)
Operating costs	$(253,769)	$(490)	$(254,259)
Depreciation and amortization	$(155,908)	$(1,013)	$(156,921)
Equity in net earnings from investments	$25,720	$—	$25,720
Capital expenditures	$144,635	$2,753	$147,388
(a) - Noncustomer revenue for the three months ended June 30, 2021, totaled $(76.0) million related primarily to losses from derivatives on commodity contracts.

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
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $108.2 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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

Six Months Ended June 30, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,058,190	$5,244,434	$—	$6,302,624
Residue natural gas sales	570,049	—	115,459	685,508
Gathering, processing and exchange services revenue	65,826	242,855	—	308,681
Transportation and storage revenue	—	86,592	245,284	331,876
Other	9,128	35,662	515	45,305
Total revenues (c)	1,703,193	5,609,543	361,258	7,673,994

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,105,792)	(4,460,238)	(10,557)	(5,576,587)
Operating costs	(171,027)	(253,203)	(80,823)	(505,053)
Equity in net earnings from investments	2,170	8,694	48,176	59,040
Noncash compensation expense and other	5,438	11,123	2,817	19,378
Segment adjusted EBITDA	$433,982	$915,919	$320,871	$1,670,772

Depreciation and amortization	$(134,300)	$(148,693)	$(28,965)	$(311,958)
Investments in unconsolidated affiliates	$23,529	$420,949	$355,873	$800,351
Total assets	$6,564,118	$14,309,709	$2,110,459	$22,984,286
Capital expenditures	$96,523	$171,988	$48,953	$317,464
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $1.1 billion related to revenues within the segment, and cost of sales and fuel of $289.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $250.8 million and cost of sales and fuel of $16.6 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.0 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$6,302,624	$(1,082,204)	$5,220,420
Residue natural gas sales	685,508	—	685,508
Gathering, processing and exchange services revenue	308,681	—	308,681
Transportation and storage revenue	331,876	(7,041)	324,835
Other	45,305	(1,106)	44,199
Total revenues (a)	$7,673,994	$(1,090,351)	$6,583,643

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,576,587)	$1,088,098	$(4,488,489)
Operating costs	$(505,053)	$(803)	$(505,856)
Depreciation and amortization	$(311,958)	$(2,083)	$(314,041)
Equity in net earnings from investments	$59,040	$—	$59,040
Investments in unconsolidated affiliates	$800,351	$—	$800,351
Total assets	$22,984,286	$452,962	$23,437,248
Capital expenditures	$317,464	$6,658	$324,122
(a) - Noncustomer revenue for the six months ended June 30, 2021, totaled $(208.2) million related primarily to losses from derivatives on commodity contracts.

Six Months Ended June 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$329,498	$2,771,291	$—	$3,100,789
Residue natural gas sales	339,943	—	2,035	341,978
Gathering, processing and exchange services revenue	73,886	238,710	—	312,596
Transportation and storage revenue	—	91,636	240,141	331,777
Other	6,462	4,669	665	11,796
Total revenues (c)	749,789	3,106,306	242,841	4,098,936

Cost of sales and fuel (exclusive of depreciation and operating costs)	(334,391)	(2,183,908)	(1,707)	(2,520,006)
Operating costs	(163,138)	(196,548)	(66,399)	(426,085)
Equity in net earnings (loss) from investments	(1,343)	23,065	48,233	69,955
Noncash compensation expense and other	(2,520)	(357)	(611)	(3,488)
Segment adjusted EBITDA	$248,397	$748,558	$222,357	$1,219,312

Depreciation and amortization	$(114,175)	$(126,906)	$(29,694)	$(270,775)
Impairment charges (d)	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$2,250	$427,032	$360,753	$790,035
Total assets	$6,426,121	$13,183,168	$2,064,197	$21,673,486
Capital expenditures	$299,781	$1,205,990	$27,500	$1,533,271
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
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $321.5 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Reconciliation of net income (loss) to total segment adjusted EBITDA
Net income (loss)	$342,139	$134,321	$728,315	$(7,536)
Add:
Interest expense, net of capitalized interest	184,957	218,968	370,480	359,584
Depreciation and amortization	156,921	140,416	314,041	272,769
Income tax expense (benefit)	110,069	43,140	232,201	(12,255)
Impairment charges	—	—	—	641,754
Noncash compensation expense (benefit)	7,825	957	24,108	(345)
Other corporate costs and equity AFUDC (a)	2,342	(1,578)	1,627	(34,659)
Total segment adjusted EBITDA	$804,253	$536,224	$1,670,772	$1,219,312
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

Market Conditions, COVID-19 and Business Update - We experienced earnings growth from increased volumes in the second quarter 2021, compared with the second quarter 2020, due primarily to increased producer activity in the Rocky Mountain region and higher commodity prices, highlighting the economic recovery from the pandemic. Although the energy industry has experienced many up and down cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2021. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of reduced drilling and completion activity, declining well productivity, severe weather disruption, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm fee-based contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees. We continue to protect our workforce and, as always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We continue to monitor the COVID-19 outbreak and have previously implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security and, therefore, our workforce has remained fully engaged within federal, state and local government issued guidelines and safety-related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families and continue to take precautions for our employees who work in the field or need to report to a ONEOK facility. As COVID-19 vaccinations are readily available, we anticipate implementing a return to office plan later this year. We continue to apply risk-management and cybersecurity measures designed so that our systems remain functional in order to both serve our operational needs and to provide service to our customers.

Due to higher commodity prices and increased producer activity in the regions we operate, volumes in the second quarter 2021 increased, compared with the first quarter 2021, in both our Natural Gas Gathering and Processing and Natural Gas Liquids segments. We expect volumes to remain strong for the remainder of 2021 due to continued increases in producer activity and increased ethane demand from the petrochemical industry.

In February 2021, Winter Storm Uri brought significant challenges to the energy industry and our operating areas. Our employees were proactive in preparing for the severe winter weather, made the necessary operational adjustments to keep our assets operational and provided exceptional service to meet the needs of our customers during the difficult weather conditions as demand for natural gas, propane and electricity soared. This increased demand, coupled with supply reductions from wellhead freeze-offs and power outages to processing plants in the Mid-Continent and Rocky Mountain regions and the Permian Basin and fractionators in the Mid-Continent region, resulted in record high commodity prices at certain market hubs, particularly in the Mid-Continent region and in Texas. Commodity prices quickly returned to previous levels as the weather improved and natural gas supply returned.

Winter Storm Uri impacted all three of our operating segments, resulting in a net positive impact to our financial results, primarily in the first quarter 2021 and for the six months ended June 30, 2021, as our ability to meet increased demand for natural gas and to provide services during the period offset the unfavorable volume impacts. Our well-positioned natural gas storage assets and market connected pipelines in our Natural Gas Pipelines segment were able to meet critical needs during this period of severe winter weather. The reliability of our interstate and intrastate assets enabled us to continue to provide our customers access to transportation services, park-and-loan services and additional natural gas supply if available, which improved our financial results. However, wellhead freeze-offs reduced February volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which negatively impacted our financial results in the first quarter 2021.

We expect to maintain sufficient liquidity and financial stability in 2021 due to cash flows from operations, our undrawn $2.5 Billion Credit Agreement, $374.4 million in cash and cash equivalents and no debt maturities until 2022.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Sustainability and Social Responsibility - We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. In 2021, we qualified for inclusion in the S&P Global Sustainability Yearbook and received Industry Mover status, which is awarded to a company that recorded the strongest year-over-year improvement in its industry. In addition, we received a perfect score of 100 in the Human Rights Campaign 2021 Corporate Equality Index. We have a stand-alone environmental sustainability team, formed in 2017, that accelerated our ongoing environmental stewardship efforts and is exploring ways to lower our greenhouse gas emissions. Additionally, in 2020, we created a group dedicated to the commercial development of renewable energy and low-carbon projects. Together with our sustainability team, we are actively researching opportunities that will complement our extensive midstream assets and expertise, strengthening the vital role we expect to play in the transformation to a lower-carbon economy.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes in the Rocky Mountain region increased in the second quarter 2021, compared with the first quarter 2021, due primarily to increased production and the impact of seasonal winter weather in the first quarter 2021, and increased compared with the second quarter 2020, due primarily to increased production and the impact of curtailed production in the second quarter 2020. We expect volumes in the Rocky Mountain region to continue to increase for the remainder of 2021 due to increased producer activity, which includes the completion of previously drilled but uncompleted wells. Our Bear Creek plant expansion, which was previously paused, is expected to be completed in the fourth quarter 2021, which will increase our total processing capacity to approximately 1.7 Bcf/d in the Williston Basin.

In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border Pipeline, which enable us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions in 2019, 2020, 2021 and expansions expected to be completed in 2022 that position us well to provide additional services to our customers when needed. In February 2021, severe winter weather impacted our operations. Due to the reliability of our pipeline and storage assets, we were able to continue to provide services to customers meeting critical needs during the winter storm. The contracted portion of our natural gas transportation capacity is not significantly impacted by commodity prices, as our end users rely on natural gas to support their business regardless of commodity price fluctuations. We continue to experience stable fee-based earnings with transportation capacity approximately 95% contracted with firm commitments, which we expect to continue throughout 2021 at similarly contracted levels. Our ability to provide reliable service throughout the extreme weather conditions highlighted the importance of market-connected pipelines and storage assets and the value of these services. Since the storm, we have received increased interest from customers seeking additional long-term transportation and storage capacity on our system, and we have recontracted storage services at higher rates and longer terms. In addition, during the first quarter 2021, we sold natural gas that we owned and held in storage, which benefited our segment’s financial results. During the extreme winter weather periods, we maximized natural gas storage withdrawals for firm service customers serving critical needs.

NGLs - In our Natural Gas Liquids segment, NGL volumes were higher in the second quarter 2021, compared with the first quarter 2021, due primarily to increased producer activity and ethane production across our system and the negative impact of Winter Storm Uri on volumes in the first quarter 2021. Volumes were also higher, compared with the second quarter 2020, due primarily to the impact of curtailed production in the second quarter 2020, and increased producer activity and ethane production across our system in 2021. We expect NGL volumes to continue to increase due to increased producer activity driven by stronger demand for energy as a result of economic recovery from the pandemic. We also expect volumes to increase as demand for ethane increases as new petrochemical plants come on-line. We expect to benefit from these higher volumes, without significant investment, due to our recently completed capital-growth projects.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream. As a result of these ethane economics, ethane volumes on our system can fluctuate period to period. Ethane volumes under long-term contracts delivered to our NGL system averaged 435 MBbl/d in the second quarter 2021, compared with 355 MBbl/d in the first quarter 2021, due primarily to changes in ethane extraction economics and the negative impact of Winter Storm Uri in the first quarter 2021. We estimate that there is approximately 225 MBbl/d of discretionary ethane, consisting of approximately 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system. Ethane recovery opportunities will fluctuate based on regional natural gas pricing, ethane economics and potential incentivized recovery.

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

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Q4 2021
	Supported by acreage dedications with long-term primarily fee-based contracts
Natural Gas Liquids
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Completed
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (b)
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (b)
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (b)
(a) - Excludes capitalized interest/AFUDC.
(b) - We do not expect to complete construction by the original target completion date. While many of the construction activities on these projects were paused in 2020, some activity continued in order to complete the infrastructure necessary to support volumes until market conditions warrant full project completion.

Debt Repayments - In the first quarter 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

Dividends - In February 2021 and May 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the respective quarters in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in July 2021. The quarterly dividend will be paid August 16, 2021, to shareholders of record at the close of business on August 2, 2021.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,074.8	$1,343.6	$5,910.9	$3,152.2	1,731.2	2,758.7
Services	314.2	317.1	672.7	645.2	(2.9)	27.5
Total revenues	3,389.0	1,660.7	6,583.6	3,797.4	1,728.3	2,786.2
Cost of sales and fuel (exclusive of items shown separately below)	2,367.0	940.5	4,488.5	2,217.4	1,426.5	2,271.1
Operating costs	254.3	224.4	505.9	431.4	29.9	74.5
Depreciation and amortization	156.9	140.4	314.0	272.8	16.5	41.2
Impairment charges	—	—	—	604.0	—	(604.0)
Gain on sale of assets	(0.7)	(0.3)	(1.0)	(0.5)	0.4	0.5
Operating income	$611.5	$355.7	$1,276.2	$272.3	255.8	1,003.9
Equity in net earnings from investments	$25.7	$25.3	$59.0	$70.0	0.4	(11.0)
Impairment of equity investments	$—	$—	$—	$(37.7)	—	(37.7)
Interest expense, net of capitalized interest	$(185.0)	$(219.0)	$(370.5)	$(359.6)	(34.0)	10.9
Net income (loss)	$342.1	$134.3	$728.3	$(7.5)	207.8	735.8
Diluted EPS	$0.77	$0.32	$1.63	$(0.02)	0.45	1.65
Adjusted EBITDA	$801.5	$533.9	$1,667.9	$1,234.7	267.6	433.2
Distributable cash flow	$570.0	$300.5	$1,231.8	$822.9	269.5	408.9
Capital expenditures	$147.4	$594.3	$324.1	$1,544.0	(446.9)	(1,219.9)
See reconciliation of net income (loss) to adjusted EBITDA and distributable cash flow in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income increased $255.8 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•Natural Gas Liquids - increases of $137.5 million in exchange services related primarily to higher volumes in the Rocky Mountain region and $35.9 million in optimization and marketing; and
•Natural Gas Gathering and Processing - an increase of $85.3 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts and $60.1 million from higher volumes due primarily to prior year production curtailments and increased production in the Rocky Mountain region; offset by
•an increase of $29.9 million in consolidated operating costs due primarily to higher materials and supplies, outside services, employee-related costs and ad valorem taxes;
•an increase of $16.5 million in depreciation expense due to capital projects placed in service; and
•Natural Gas Pipelines - a decrease of $10.9 million from lower transportation services due primarily to a favorable $13.5 million contract settlement in April 2020.

Operating income increased $1.0 billion for the six months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the six months ended June 30, 2020;
•Natural Gas Liquids - increases of $201.2 million in exchange services related primarily to higher volumes in the Rocky Mountain region and $74.7 million in optimization and marketing, offset by a $46.2 million decrease from the impact of Winter Storm Uri in exchange services;
•Natural Gas Gathering and Processing - an increase of $130.9 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts and $51.0 million from higher volumes due primarily to increased production and prior year curtailments in the Rocky Mountain region; and
•Natural Gas Pipelines - an increase of $105.4 million due primarily to increased natural gas sales; offset by
•an increase of $74.5 million in consolidated operating costs due primarily to a benefit related to the mark-to-market of our share-based deferred compensation plan in the prior year, higher employee-related costs, ad valorem taxes and materials and supplies; and
•an increase of $41.2 million in depreciation expense due to capital projects placed in service.

Net income and diluted EPS increased for the three months ended June 30, 2021, compared with the same period in 2020, due primarily to the items discussed above and higher interest expense in the prior year related to the settlement of our $1.3 billion of interest-rate swaps used to hedge our LIBOR-based interest payments. These increases were offset partially by higher income taxes.

Net income and diluted EPS increased for the six months ended June 30, 2021, compared with the same period in 2020, due primarily to the items discussed above and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the prior year. These increases were offset partially by higher income taxes, a $20.0 million gain in 2020 on extinguishment of debt related to open market repurchases and lower equity AFUDC due to completed projects.

Capital expenditures decreased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to our previously completed and paused capital-growth projects.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL sales	$535.9	$94.0	$993.5	$272.4	441.9	721.1
Condensate sales	30.5	15.6	64.7	57.1	14.9	7.6
Residue natural gas sales	257.8	150.9	570.0	339.9	106.9	230.1
Gathering, compression, dehydration and processing fees and other revenue	39.3	39.3	75.0	80.4	—	(5.4)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(550.5)	(132.2)	(1,105.8)	(334.4)	418.3	771.4
Operating costs, excluding noncash compensation adjustments	(82.0)	(74.7)	(162.7)	(162.4)	7.3	0.3
Equity in net earnings from investments	0.4	(2.1)	2.2	(1.3)	2.5	3.5
Other	(2.1)	(2.1)	(2.9)	(3.3)	—	0.4
Adjusted EBITDA	$229.3	$88.7	$434.0	$248.4	140.6	185.6
Impairment charges	$—	$—	$—	$564.4	—	(564.4)
Capital expenditures	$56.9	$118.2	$96.5	$299.8	(61.3)	(203.3)
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $140.6 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $85.3 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts; and
•an increase of $60.1 million from higher volumes due primarily to prior year production curtailments and increased production in the Rocky Mountain region, offset partially by natural production declines in the Mid-Continent region; offset by
•an increase of $7.3 million in operating costs due primarily to higher materials and supplies and outside services.

Adjusted EBITDA increased $185.6 million for the six months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $130.9 million due primarily to lower realized prices in the prior year impacting our fee with POP contracts; and
•an increase of $51.0 million from higher volumes due primarily to increased production and prior year curtailments in the Rocky Mountain region, offset partially by natural production declines in the Mid-Continent region.

Capital expenditures decreased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to capital-growth projects completed in the prior year. The six months ended June 30, 2021, also decreased due to spending in the first quarter 2020 on capital-growth projects that were paused at the end of the first quarter 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2021	2020	2021	2020
Natural gas gathered (BBtu/d)	2,732	2,225	2,661	2,497
Natural gas processed (BBtu/d) (b)	2,481	2,067	2,431	2,317
Average fee rate ($/MMBtu)	$1.06	$0.71	$1.05	$0.78
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes increased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to increased production and the impact of curtailed production in the second quarter 2020 in the Rocky Mountain region, offset partially by natural production declines in the Mid-Continent region.

Our average fee rate increased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to an increase in the Rocky Mountain region’s contribution to our average fee rate.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,829.6	$1,174.6	$5,244.4	$2,771.3	1,655.0	2,473.1
Exchange service revenues and other	132.0	120.3	278.5	243.4	11.7	35.1
Transportation and storage revenues	37.9	40.9	86.6	91.6	(3.0)	(5.0)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,399.9)	(905.2)	(4,460.2)	(2,183.9)	1,494.7	2,276.3
Operating costs, excluding noncash compensation adjustments	(121.1)	(99.2)	(237.1)	(193.6)	21.9	43.5
Equity in net earnings from investments	5.1	7.8	8.7	23.1	(2.7)	(14.4)
Other	(3.3)	(1.6)	(5.0)	(3.3)	(1.7)	(1.7)
Adjusted EBITDA	$480.3	$337.6	$915.9	$748.6	142.7	167.3
Impairment charges	$—	$—	$—	$77.4	—	(77.4)
Capital expenditures	$60.0	$459.8	$172.0	$1,206.0	(399.8)	(1,034.0)
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $142.7 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $137.5 million in exchange services due primarily to:
◦$118.2 million in higher volumes in the Rocky Mountain region and lower transportation costs,
◦$20.6 million related to wider commodity price differentials, and
◦$12.3 million related to the recognition of proceeds previously considered a gain contingency, offset by
◦$12.1 million related to lower earnings on higher unfractionated NGLs held in inventory resulting from planned and unplanned outages at our fractionation facilities. We expect an earnings benefit of approximately $12.5 million in the second half of 2021 as current inventory is fractionated and sold; and
•an increase of $35.9 million in optimization and marketing due primarily to wider location price differentials and increased optimization volumes; offset by
•an increase of $21.9 million in operating costs due primarily to increased ad valorem taxes associated with our completed capital-growth projects, higher outside services and employee-related costs.

Adjusted EBITDA increased $167.3 million for the six months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $201.2 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$187.6 million in higher volumes in the Rocky Mountain region and lower transportation costs, offset by $11.0 million in lower volumes in the Permian Basin due to short-term contracts in 2020 and increased ethane rejection in 2021,
◦$36.4 million related to wider commodity price differentials, and
◦$12.3 million related to the recognition of proceeds previously considered a gain contingency, offset by
◦$21.6 million related to lower earnings on higher unfractionated NGLs held in inventory resulting from planned and unplanned outages at our fractionation facilities. We expect an earnings benefit of approximately $12.5 million in the second half of 2021 as current inventory is fractionated and sold; and
•an increase of $74.7 million in optimization and marketing due primarily to increased activities during Winter Storm Uri, unfavorable changes in the value of NGLs held in inventory in 2020 and wider 2021 location price differentials; offset by
•the negative impact of Winter Storm Uri of $46.2 million in exchange services due primarily to decreased volumes across our operations and increased electricity costs;

•an increase of $43.5 million in operating costs due primarily to higher employee-related costs and increased ad valorem taxes associated with our completed capital-growth projects; and
•a decrease of $14.4 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The six months ended June 30, 2020, includes $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company.

Capital expenditures decreased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to previously completed and paused capital-growth projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2021	2020	2021	2020
Raw feed throughput (MBbl/d) (a)	1,209	1,010	1,123	1,050
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.00	$(0.01)	$0.01
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes increased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to the impact of curtailed production across our system in the second quarter 2020 due to the effects of the pandemic, increased production primarily in the Rocky Mountain region and increased ethane production across our system. Volumes for the six months ended June 30, 2021, were partially offset by the impact of Winter Storm Uri in February 2021.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$94.7	$104.8	$211.8	$206.7	(10.1)	5.1
Storage revenues	17.6	17.0	33.5	33.4	0.6	0.1
Residue natural gas sales and other revenues	0.1	0.3	116.0	2.7	(0.2)	113.3
Cost of sales and fuel (exclusive of depreciation and operating costs)	(0.5)	(0.2)	(10.6)	(1.7)	0.3	8.9
Operating costs, excluding noncash compensation adjustments	(36.2)	(30.9)	(76.2)	(65.6)	5.3	10.6
Equity in net earnings from investments	20.2	19.7	48.2	48.2	0.5	—
Other	(1.2)	(0.9)	(1.8)	(1.3)	(0.3)	(0.5)
Adjusted EBITDA	$94.7	$109.8	$320.9	$222.4	(15.1)	98.5
Capital expenditures	$27.8	$10.9	$49.0	$27.5	16.9	21.5
See reconciliation of net income (loss) to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA decreased $15.1 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•a decrease of $10.9 million in transportation services due primarily to a favorable $13.5 million contract settlement in April 2020; and

•an increase of $5.3 million in operating costs due primarily to higher supplies expenses, outside services and employee-related costs.

Adjusted EBITDA increased $98.5 million for the six months ended June 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $105.4 million due primarily to higher average natural gas prices on 5.2 Bcf of natural gas sales in the first quarter 2021 of volumes previously held in inventory, compared with 1.2 Bcf in the first quarter 2020; and
•an increase of $4.5 million in transportation services due primarily to higher park-and-loan revenue and higher interruptible transportation revenue in the first quarter 2021, offset partially by a favorable $13.5 million contract settlement in April 2020; offset by
•an increase of $10.6 million in operating costs due primarily to higher supplies expenses and employee-related costs.

Capital expenditures increased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to capital-growth projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2021	2020	2021	2020
Natural gas transportation capacity contracted (MDth/d)	7,280	7,314	7,362	7,553
Transportation capacity contracted	93%	94%	94%	97%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted decreased for the three and six months ended June 30, 2021, compared with the same periods in 2020, due primarily to a contract settlement in the second quarter 2020.

Roadrunner has contracted all of its westbound capacity through 2041.

Northern Border Pipeline has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2021.

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

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income (loss), the nearest comparable GAAP financial performance measure, to adjusted EBITDA, distributable cash flow and dividend coverage for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) to adjusted EBITDA, distributable cash flow and dividend coverage	(Thousands of dollars, except per share amounts and coverage ratios)
Net income (loss)	$342,139	$134,321	$728,315	$(7,536)
Add:
Interest expense, net of capitalized interest	184,957	218,968	370,480	359,584
Depreciation and amortization	156,921	140,416	314,041	272,769
Income tax expense (benefit)	110,069	43,140	232,201	(12,255)
Impairment charges	—	—	—	641,754
Noncash compensation expense (benefit) (a)	7,825	957	24,108	(345)
Equity AFUDC and other noncash items	(426)	(3,853)	(1,239)	(19,262)
Adjusted EBITDA (b)	801,485	533,949	1,667,906	1,234,709
Interest expense, net of capitalized interest	(184,957)	(218,968)	(370,480)	(359,584)
Maintenance capital	(47,566)	(26,208)	(71,256)	(51,397)
Equity in net earnings from investments	(25,720)	(25,328)	(59,040)	(69,955)
Distributions received from unconsolidated affiliates	29,128	41,211	70,181	89,737
Other, net (b)	(2,418)	(4,125)	(5,498)	(20,649)
Distributable cash flow	569,952	300,531	1,231,813	822,861
Dividends paid to preferred shareholders	(275)	(275)	(550)	(550)
Distributable cash flow to shareholders	569,677	300,256	1,231,263	822,311
Dividends paid	(416,579)	(387,019)	(832,533)	(773,411)
Distributable cash flow in excess of (less than) dividends paid	$153,098	$(86,763)	$398,730	$48,900
Dividends paid per share	$0.935	$0.935	$1.870	$1.870
Dividend coverage ratio	1.37	0.78	1.48	1.06
Number of shares used in computation (thousands)	445,539	413,924	445,205	413,589
(a) - Includes a loss of $5.8 million and a benefit of $14.4 million for the six months ended June 30, 2021 and 2020, respectively, related to the mark-to-market of our share-based deferred compensation plan.
(b) - The three and six months ended June 30, 2020, includes gains of $4.3 million and $20.0 million, respectively, on extinguishment of debt related to open market repurchases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$229,266	$88,749	$433,982	$248,397
Natural Gas Liquids	480,291	337,642	915,919	748,558
Natural Gas Pipelines	94,696	109,833	320,871	222,357
Other (a)	(2,768)	(2,275)	(2,866)	15,397
Adjusted EBITDA	$801,485	$533,949	$1,667,906	$1,234,709
(a) - The three and six months ended June 30, 2020, includes corporate gains of $4.3 and $20.0 million, respectively, on extinguishment of debt related to open market repurchases.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024 and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, we had no borrowings under our $2.5 Billion Credit Agreement, and no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of June 30, 2021, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At June 30, 2021, we had no borrowings under our $2.5 Billion Credit Agreement and $374.4 million of cash and cash equivalents.

As of June 30, 2021, we had a working capital deficit of $159.0 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2021, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, as needed. Other options to obtain financing include, but are not limited to, issuing common stock, loans from financial institutions, issuance of convertible debt securities or preferred equity securities, asset securitization and the sale and lease-back of facilities.

Debt Repayments - In the first quarter 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $324.1 million and $1.5 billion for the six months ended June 30, 2021 and 2020, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $525-$675 million in 2021.

Credit Ratings - Our long-term debt credit ratings as of July 26, 2021, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2021 and May 2021, we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis). A dividend of $0.935 per share was declared for the shareholders of record at the close of business on August 2, 2021, payable August 16, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021 and May 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 16, 2021.

For the six months ended June 30, 2021, our cash flows from operations exceeded dividends paid by $244.9 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2021 vs. 2020
	June 30,		Favorable (Unfavorable)
	2021	2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,078.0	$736.4	$341.6
Investing activities	(324.6)	(1,554.9)	1,230.3
Financing activities	(903.5)	1,743.2	(2,646.7)
Change in cash and cash equivalents	(150.1)	924.7	(1,074.8)
Cash and cash equivalents at beginning of period	524.5	21.0	503.5
Cash and cash equivalents at end of period	$374.4	$945.7	$(571.3)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2021, increased $439.4 million compared with the same period in 2020. This increase is due primarily to higher exchange services in our Natural Gas Liquids segment, higher realized prices in our Natural Gas Gathering and Processing segment and natural gas sales in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $230.6 million for the six months ended June 30, 2021, compared with a decrease of $132.8 million for the same period in 2020. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in storage, both of which vary from period to period and with changes in commodity prices; offset partially by changes in accounts payable resulting from the timing of payments to vendors, suppliers and other third parties; and changes in other assets and liabilities.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2021, decreased $1.2 billion, compared with the same period in 2020, due primarily to reduced capital expenditures related to our completed and paused capital-growth projects.

Financing Cash Flows - Cash from financing activities for the six months ended June 30, 2021, decreased $2.6 billion, compared with the same period in 2020, due primarily to the issuances of $3.25 billion in long-term debt in the first half of 2020 and the issuance of common stock in the second quarter 2020, offset partially by the repayment of long-term debt in the first half of 2020.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands and waterways preservation, wildlife conservation, cultural resources protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, costs, liabilities (including joint and several liability for the obligations of others), reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot assure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

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
•the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, cybersecurity, climate change initiatives, production limits and authorized rates of recovery of natural gas and natural gas transportation costs;
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
•the results of governmental actions, administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and the CFTC;

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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments for the periods indicated:

Commodity Contracts	June 30, 2021	December 31, 2020
	(Millions of dollars)
Crude oil and NGLs	$99.5	$20.0
Natural gas	48.1	10.6
Total change in estimated fair value of commodity contracts	$147.6	$30.6

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.3	$0.53	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$42.87	/ Bbl	89%
Natural gas (BBtu/d) - NYMEX and basis	118.7	$2.57	/ MMBtu	81%

	Year Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.0	$0.75	/ gallon	43%
Condensate (MBbl/d) - WTI-NYMEX	1.0	$57.15	/ Bbl	29%
Natural gas (BBtu/d) - NYMEX and basis	74.5	$2.76	/ MMBtu	50%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2021. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the six months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $1.3 million and $2.5 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $0.4 million and $1.2 million, respectively; and

•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $2.7 million and $5.5 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At June 30, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest- rate derivative instruments for the periods indicated:

	June 30, 2021	December 31, 2020
	(Millions of dollars)
Forward-starting interest-rate swaps	$18.3	$12.9

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) between ONEOK, Inc. and Pierce H. Norton II.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Balance Sheets at June 30, 2021, and December 31, 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 4, 2021	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategy
and Corporate Affairs
(Principal Financial Officer)