Form 10-Q
period 2021-09-30
ONEOK INC /NEW/
filed 2021-11-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.
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

On October 25, 2021, the Company had 445,936,703 shares of common stock outstanding.

This page intentionally left blank.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “target,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$4,204,792	$1,852,198	$10,115,674	$5,004,375
Services	331,383	322,066	1,004,144	967,290
Total revenues (Note K)	4,536,175	2,174,264	11,119,818	5,971,665
Cost of sales and fuel (exclusive of items shown separately below)	3,449,127	1,265,674	7,937,616	3,483,060
Operations and maintenance	225,364	173,548	644,841	538,782
Depreciation and amortization	154,542	153,245	468,583	426,014
Impairment charges	—	—	—	604,024
General taxes	39,753	31,381	126,132	97,651
Gain on sale of assets	(470)	(17)	(1,446)	(560)
Operating income	667,859	550,433	1,944,092	822,694
Equity in net earnings from investments (Note I)	28,573	38,046	87,613	108,001
Impairment of equity investments (Note I)	—	—	—	(37,730)
Allowance for equity funds used during construction	247	3,084	1,485	22,347
Other income	6,662	8,175	13,882	42,343
Other expense	(5,375)	(4,496)	(18,110)	(22,620)
Interest expense (net of capitalized interest of $6,083, $13,821, $16,621 and $61,439, respectively)	(184,049)	(176,371)	(554,529)	(535,955)
Income before income taxes	513,917	418,871	1,474,433	399,080
Income taxes	(121,899)	(106,555)	(354,100)	(94,300)
Net income	392,018	312,316	1,120,333	304,780
Less: Preferred stock dividends	275	275	825	825
Net income available to common shareholders	$391,743	$312,041	$1,119,508	$303,955

Basic EPS (Note G)	$0.88	$0.70	$2.51	$0.71

Diluted EPS (Note G)	$0.88	$0.70	$2.50	$0.71
Average shares (thousands)
Basic	446,634	445,103	446,288	426,369
Diluted	447,635	445,510	447,117	426,997
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars)
Net income	$392,018	$312,316	$1,120,333	$304,780
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $39,299, $4,704, $81,134 and $50,307, respectively	(131,566)	(15,750)	(271,622)	(168,421)
Derivative amounts reclassified to net income, net of tax of $(19,845), $(3,038), $(42,722) and $(3,360), respectively	66,438	5,361	143,029	11,210
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1,355), $(1,064), $(4,009) and $(3,192), respectively	4,538	3,562	13,423	10,685
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(60), $(332), $(1,429) and $3,015, respectively	197	1,112	4,783	(10,092)
Total other comprehensive loss, net of tax	(60,393)	(5,715)	(110,387)	(156,618)
Comprehensive income	$331,625	$306,601	$1,009,946	$148,162
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$224,337	$524,496
Accounts receivable, net	1,497,549	829,796
Materials and supplies	147,800	143,178
NGLs and natural gas in storage	628,110	227,810
Commodity imbalances	22,396	11,959
Other current assets	146,669	132,536
Total current assets	2,666,861	1,869,775
Property, plant and equipment
Property, plant and equipment	23,580,308	23,072,935
Accumulated depreciation and amortization	4,358,361	3,918,007
Net property, plant and equipment	19,221,947	19,154,928
Investments and other assets
Investments in unconsolidated affiliates	797,233	805,032
Goodwill and net intangible assets	765,902	773,723
Other assets	420,388	475,296
Total investments and other assets	1,983,523	2,054,051
Total assets	$23,872,331	$23,078,754

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2021	2020
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$536,107	$7,650
Accounts payable	1,442,984	719,302
Commodity imbalances	316,270	186,372
Accrued taxes	121,228	89,428
Accrued interest	140,689	245,153
Operating lease liability	14,378	13,610
Other current liabilities	231,214	83,032
Total current liabilities	2,802,870	1,344,547
Long-term debt, excluding current maturities (Note D)	13,640,467	14,228,421
Deferred credits and other liabilities
Deferred income taxes	981,823	669,697
Operating lease liability	78,497	87,610
Other deferred credits	527,799	706,081
Total deferred credits and other liabilities	1,588,119	1,463,388
Commitments and contingencies (Note J)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at September 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 445,933,921 shares at September 30, 2021; issued 474,916,234 shares and outstanding 444,872,383 shares at December 31, 2020	4,749	4,749
Paid-in capital	7,235,255	7,353,396
Accumulated other comprehensive loss (Note F)	(661,836)	(551,449)
Retained earnings	—	—
Treasury stock, at cost: 28,982,313 shares at September 30, 2021, and 30,043,851 shares at December 31, 2020	(737,293)	(764,298)
Total equity	5,840,875	6,042,398
Total liabilities and equity	$23,872,331	$23,078,754
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income	$1,120,333	$304,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,583	426,014
Impairment charges	—	641,754
Equity in net earnings from investments	(87,613)	(108,001)
Distributions received from unconsolidated affiliates	88,389	109,595
Deferred income tax expense	344,808	93,174
Other, net	57,479	(17,599)
Changes in assets and liabilities:
Accounts receivable	(687,031)	111,629
NGLs and natural gas in storage	(400,300)	4,349
Accounts payable	756,072	(198,809)
Risk-management assets and liabilities	(254,163)	(136,543)
Other assets and liabilities	84,605	(127,215)
Cash provided by operating activities	1,491,162	1,103,128
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(490,329)	(1,924,003)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	19,188	22,280
Other, net	(4,286)	(80,148)
Cash used in investing activities	(475,427)	(1,981,871)
Financing activities
Dividends paid	(1,250,204)	(1,189,575)
Repayment of short-term borrowings, net	—	(220,000)
Issuance of long-term debt, net of discounts	—	3,244,777
Repayment of long-term debt	(68,787)	(1,433,480)
Issuance of common stock	21,871	959,653
Other	(18,774)	(56,461)
Cash provided by (used in) financing activities	(1,315,894)	1,304,914
Change in cash and cash equivalents	(300,159)	426,171
Cash and cash equivalents at beginning of period	524,496	20,958
Cash and cash equivalents at end of period	$224,337	$447,129
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	7,115
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(74,765)
Other, net	—	—	—	—	9,710
June 30, 2021	20,000	474,916,234	$—	$4,749	$7,247,334
Net income	—	—	—	—	—
Other comprehensive loss (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	3,237
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(25,204)
Other net	—	—	—	—	9,888
September 30, 2021	20,000	474,916,234	$—	$4,749	$7,235,255

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income (Note F)	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share (Note E)	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965
Net income	—	342,139	—	342,139
Other comprehensive loss (Note F)	(135,847)	—	—	(135,847)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	7,208	14,323
Common stock dividends - $0.935 per share (Note E)	—	(341,864)	—	(416,629)
Other, net	—	—	—	9,710
June 30, 2021	$(601,443)	$—	$(740,254)	$5,910,386
Net income	—	392,018	—	392,018
Other comprehensive loss (Note F)	(60,393)	—	—	(60,393)
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	2,961	6,198
Common stock dividends - $0.935 per share (Note E)	—	(391,743)	—	(416,947)
Other, net	—	—	—	9,888
September 30, 2021	$(661,836)	$—	$(737,293)	$5,840,875
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	20,000	445,016,234	$—	$4,450	$7,403,895
Net loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	—	—	—	(9,286)
Common stock dividends - $0.935 per share	—	—	—	—	(386,931)
Other, net	—	—	—	—	(17,950)
March 31, 2020	20,000	445,016,234	$—	$4,450	$6,989,453
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	(275)
Common stock issued	—	29,900,000	—	299	939,038
Common stock dividends - $0.935 per share	—	—	—	—	(387,037)
Other, net	—	—	—	—	8,652
June 30, 2020	20,000	474,916,234	$—	$4,749	$7,549,831
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	803
Common stock dividends - $0.935 per share	—	—	—	—	(110,948)
Other, net	—	—	—	—	8,798
September 30, 2020	20,000	474,916,234	$—	$4,749	$7,448,484

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net loss	—	(141,857)	—	(141,857)
Other comprehensive loss	(125,386)	—	—	(125,386)
Preferred stock dividends - $13.75 per share	—	—	—	(275)
Common stock issued	—	—	16,375	7,089
Common stock dividends - $0.935 per share	—	—	—	(386,931)
Other, net	—	—	—	(17,950)
March 31, 2020	$(499,386)	$(141,857)	$(792,019)	$5,560,641
Net income	—	134,321	—	134,321
Other comprehensive loss	(25,517)	—	—	(25,517)
Preferred stock dividends - $13.75 per share	—	—	—	(275)
Common stock issued	—	—	10,530	949,867
Common stock dividends - $0.935 per share	—	—	—	(387,037)
Other, net	—	—	—	8,652
June 30, 2020	$(524,903)	$(7,536)	$(781,489)	$6,240,652
Net income	—	312,316	—	312,316
Other comprehensive loss	(5,715)	—	—	(5,715)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	4,986	5,789
Common stock dividends - $0.935 per share	—	(304,505)	—	(415,453)
Other, net	—	—	—	8,798
September 30, 2020	$(530,618)	$—	$(776,503)	$6,146,112
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2021, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk and natural gas basis risk between various transaction locations and the NYMEX Henry Hub. Our commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at September 30, 2021, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as our derivatives are primarily accounted for as hedges.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2021
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$78,930	$—	$430,855	$509,785	$(509,785)	$—
Total derivative assets	$78,930	$—	$430,855	$509,785	$(509,785)	$—
Derivative liabilities
Commodity contracts
Financial contracts	$(201,124)	$—	$(598,063)	$(799,187)	$799,187	$—
Interest-rate contracts	—	(145,591)	—	(145,591)	—	(145,591)
Total derivative liabilities	$(201,124)	$(145,591)	$(598,063)	$(944,778)	$799,187	$(145,591)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2021, we held no cash and posted $319.2 million of cash with various counterparties, including $289.4 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $29.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2021	2020	2021	2020
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(121,750)	$5,583	$(31,321)	$30,772
Total changes in fair value:
Settlements included in net income (a)	46,797	(6,194)	28,028	(29,471)
New Level 3 derivatives included in other comprehensive loss (b)	(23,151)	(2,033)	(129,805)	(5,140)
Unrealized change included in other comprehensive loss (b)	(69,104)	(2,700)	(34,110)	(1,505)
Net liabilities at end of period	$(167,208)	$(5,344)	$(167,208)	$(5,344)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $16.5 billion and $16.3 billion at September 30, 2021, and December 31, 2020, respectively. The book value of our consolidated long-term debt, including current maturities, was $14.2 billion at September 30, 2021, and December 31, 2020. The estimated fair value of the aggregate long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may decrease, which would impact the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At September 30, 2021, and December 31, 2020, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At September 30, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		September 30, 2021		December 31, 2020
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$503,132	$(792,548)	$107,461	$(142,573)
Interest-rate contracts	Other current liabilities	—	(91,081)	—	—
	Other deferred credits	—	(54,510)	—	(203,407)
Total derivatives designated as hedging instruments		503,132	(938,139)	107,461	(345,980)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		6,653	(6,639)	3,037	(3,038)
Total derivatives not designated as hedging instruments		6,653	(6,639)	3,037	(3,038)
Total derivatives		$509,785	$(944,778)	$110,498	$(349,018)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At September 30, 2021, and December 31, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $289.4 million and $35.1 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2021	December 31, 2020
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments: (a)
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(38.1)	(43.3)
- Crude oil and NGLs (MMBbl)	Futures	(9.1)	(4.6)
Basis
- Natural gas (Bcf)	Futures	(35.8)	(43.3)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1
(a) - Notional amounts for derivatives not designated as hedging instruments are excluded from the table above due to fully offsetting notional quantities of 0.2 MMBbl and 0.8 MMBbl for NGLs fixed priced derivative instruments at September 30, 2021, and December 31, 2020, respectively.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Commodity contracts	$(171,665)	$(29,667)	$(410,572)	$18,472
Interest-rate contracts	800	9,213	57,816	(237,200)
Total unrealized change in fair value of cash flow hedges in other comprehensive loss	$(170,865)	$(20,454)	$(352,756)	$(218,728)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2021	2020	2021	2020
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(223,741)	$2,167	$(439,421)	$100,304
	Cost of sales and fuel	147,360	(1,568)	283,153	(31,057)
Interest-rate contracts (a)	Interest expense	(9,902)	(8,998)	(29,483)	(83,817)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(86,283)	$(8,399)	$(185,751)	$(14,570)
(a) - The nine months ended September 30, 2020, include a loss of $48.3 million on the settlement of $1.3 billion of interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2021.

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

At September 30, 2021, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2021	December 31, 2020
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$700,000 at 4.25% due February 2022	536,107	541,877
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	713,676
$500,000 at 4.5% due March 2050	443,015	451,270
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
Weighted average 7.85% due December 2022	—	13,657
Total debt	14,292,816	14,361,644
Unamortized portion of terminated swaps	12,025	13,314
Unamortized debt issuance costs and discounts	(128,267)	(138,887)
Current maturities of long-term debt	(536,107)	(7,650)
Long-term debt	$13,640,467	$14,228,421

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at September 30, 2021. At September 30, 2021, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Repayments - On November 1, 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of October 31, 2021, we had $150 million of short-term borrowings outstanding.

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

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2021, May 2021 and August 2021 were $0.935 per share. A dividend of $0.935 per share was declared for shareholders of record at the close of business on November 1, 2021, payable November 15, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021, May 2021 and August 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 15, 2021.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2021	$(377,446)	$(157,635)	$(16,368)	$(551,449)
Other comprehensive income (loss) before reclassifications	(271,622)	(118)	3,350	(268,390)
Amounts reclassified to net income (c)	143,029	13,541	1,433	158,003
Other comprehensive income (loss)	(128,593)	13,423	4,783	(110,387)
September 30, 2021	$(506,039)	$(144,212)	$(11,585)	$(661,836)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note H for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at September 30, 2021, representing unrealized losses related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 27 months (b)	$(223,117)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(170,817)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(112,105)
Accumulated other comprehensive loss at September 30, 2021	$(506,039)
(a) - All amounts are presented net of tax.
(b) - Based on commodity prices on September 30, 2021, we expect $206.4 million in net losses, net of tax, over the next 12 months.
(c) - We expect net losses of $30.1 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$391,743	446,634	$0.88
Diluted EPS
Effect of dilutive securities	—	1,001
Net income available for common stock and common stock equivalents	$391,743	447,635	$0.88

	Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$312,041	445,103	$0.70
Diluted EPS
Effect of dilutive securities	—	407
Net income available for common stock and common stock equivalents	$312,041	445,510	$0.70

	Nine Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,119,508	446,288	$2.51
Diluted EPS
Effect of dilutive securities	—	829
Net income available for common stock and common stock equivalents	$1,119,508	447,117	$2.50

	Nine Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$303,955	426,369	$0.71
Diluted EPS
Effect of dilutive securities	—	628
Net income available for common stock and common stock equivalents	$303,955	426,997	$0.71

H.    EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$2,076	$2,036	$105	$115
Interest cost	4,220	4,574	363	442
Expected return on plan assets	(6,269)	(6,232)	(340)	(722)
Amortization of prior service cost (a)	28	28	—	—
Amortization of net loss (a)	4,913	4,571	921	1
Net periodic benefit cost (income)	$4,968	$4,977	$1,049	$(164)
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $1.3 million and $1.1 million reclassified to income taxes for the three months ended September 30, 2021 and 2020, respectively.

	Retirement Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (income)
Service cost	$6,228	$6,108	$315	$345
Interest cost	12,660	13,722	1,089	1,326
Expected return on plan assets	(18,807)	(18,696)	(1,020)	(2,166)
Amortization of prior service cost (a)	84	84	—	—
Amortization of net loss (a)	14,739	13,713	2,763	3
Net periodic benefit cost (income)	$14,904	$14,931	$3,147	$(492)
(a) - These components of net periodic benefit cost (income) are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $4.0 million and $3.2 million reclassified to income taxes for the nine months ended September 30, 2021 and 2020, respectively.

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Northern Border Pipeline	$14,634	$22,037	$47,459	$57,028
Overland Pass Pipeline	5,241	8,007	12,952	30,090
Roadrunner	8,056	8,033	23,407	21,275
Other	642	(31)	3,795	(392)
Equity in net earnings from investments	$28,573	$38,046	$87,613	$108,001
Impairment of equity investments	$—	$—	$—	$(37,730)

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

We incurred expenses in transactions with unconsolidated affiliates of $16.2 million and $35.8 million for the three months ended September 30, 2021 and 2020, respectively, and $44.2 million and $108.4 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

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

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2020 (a)	$41.4
Revenue recognized included in beginning balance	(22.8)
Net additions	33.9
Balance at September 30, 2021 (b)	$52.5
(a) - Contract liabilities of $23.7 million and $17.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $35.8 million and $16.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2021, and December 31, 2020, relate to customer receivables. Revenues sources are disaggregated in Note L.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2021, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2021	$93.4
2022	327.0
2023	282.2
2024	240.7
2025 and beyond	953.9
Total estimated transaction price allocated to unsatisfied performance obligations	$1,897.2

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$815,993	$3,853,078	$—	$4,669,071
Residue natural gas sales	370,801	—	19	370,820
Gathering, processing and exchange services revenue	35,395	133,574	—	168,969
Transportation and storage revenue	—	40,465	120,294	160,759
Other	6,294	2,499	167	8,960
Total revenues (c)	1,228,483	4,029,616	120,480	5,378,579

Cost of sales and fuel (exclusive of depreciation and operating costs)	(913,931)	(3,377,903)	(344)	(4,292,178)
Operating costs	(95,210)	(128,809)	(41,020)	(265,039)
Equity in net earnings from investments	499	5,384	22,690	28,573
Noncash compensation expense and other	9,816	3,871	920	14,607
Segment adjusted EBITDA	$229,657	$532,159	$102,726	$864,542

Depreciation and amortization	$(63,750)	$(74,986)	$(14,821)	$(153,557)
Capital expenditures	$80,839	$53,778	$24,587	$159,204
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $618.8 million, of which $567.7 million related to revenues within the segment, and cost of sales and fuel of $160.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $72.4 million and cost of sales and fuel of $3.9 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $837.7 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended September 30, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,669,071	$(838,279)	$3,830,792
Residue natural gas sales	370,820	—	370,820
Gathering, processing and exchange services revenue	168,969	—	168,969
Transportation and storage revenue	160,759	(3,500)	157,259
Other	8,960	(625)	8,335
Total revenues (a)	$5,378,579	$(842,404)	$4,536,175

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(4,292,178)	$843,051	$(3,449,127)
Operating costs	$(265,039)	$(78)	$(265,117)
Depreciation and amortization	$(153,557)	$(985)	$(154,542)
Equity in net earnings from investments	$28,573	$—	$28,573
Capital expenditures	$159,204	$7,003	$166,207
(a) - Noncustomer revenue for the three months ended September 30, 2021, totaled $(178.7) million related primarily to losses from derivatives on commodity contracts.

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
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $235.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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

Nine Months Ended September 30, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,874,183	$9,097,512	$—	$10,971,695
Residue natural gas sales	940,850	—	115,478	1,056,328
Gathering, processing and exchange services revenue	101,221	376,429	—	477,650
Transportation and storage revenue	—	127,057	365,578	492,635
Other	15,422	38,161	682	54,265
Total revenues (c)	2,931,676	9,639,159	481,738	13,052,573

Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,019,723)	(7,838,141)	(10,901)	(9,868,765)
Operating costs	(266,237)	(382,012)	(121,843)	(770,092)
Equity in net earnings from investments	2,669	14,078	70,866	87,613
Noncash compensation expense and other	15,254	14,994	3,737	33,985
Segment adjusted EBITDA	$663,639	$1,448,078	$423,597	$2,535,314

Depreciation and amortization	$(198,050)	$(223,679)	$(43,786)	$(465,515)
Investments in unconsolidated affiliates	$25,734	$417,573	$353,926	$797,233
Total assets	$6,725,753	$14,898,568	$2,129,406	$23,753,727
Capital expenditures	$177,362	$225,766	$73,540	$476,668
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.8 billion, of which $1.6 billion related to revenues within the segment, and cost of sales and fuel of $449.1 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $323.2 million and cost of sales and fuel of $20.5 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.9 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Nine Months Ended September 30, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$10,971,695	$(1,920,483)	$9,051,212
Residue natural gas sales	1,056,328	—	1,056,328
Gathering, processing and exchange services revenue	477,650	—	477,650
Transportation and storage revenue	492,635	(10,541)	482,094
Other	54,265	(1,731)	52,534
Total revenues (a)	$13,052,573	$(1,932,755)	$11,119,818

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(9,868,765)	$1,931,149	$(7,937,616)
Operating costs	$(770,092)	$(881)	$(770,973)
Depreciation and amortization	$(465,515)	$(3,068)	$(468,583)
Equity in net earnings from investments	$87,613	$—	$87,613
Investments in unconsolidated affiliates	$797,233	$—	$797,233
Total assets	$23,753,727	$118,604	$23,872,331
Capital expenditures	$476,668	$13,661	$490,329
(a) - Noncustomer revenue for the nine months ended September 30, 2021, totaled $(386.9) million related primarily to losses from derivatives on commodity contracts.

Nine Months Ended September 30, 2020	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$569,308	$4,429,414	$—	$4,998,722
Residue natural gas sales	518,435	—	6,033	524,468
Gathering, processing and exchange services revenue	110,345	370,920	—	481,265
Transportation and storage revenue	—	131,410	353,188	484,598
Other	11,106	6,779	916	18,801
Total revenues (c)	1,209,194	4,938,523	360,137	6,507,854

Cost of sales and fuel (exclusive of depreciation and operating costs)	(541,910)	(3,473,575)	(5,096)	(4,020,581)
Operating costs	(232,489)	(297,771)	(100,966)	(631,226)
Equity in net earnings (loss) from investments	(1,385)	31,083	78,303	108,001
Noncash compensation expense and other	(1,865)	1,541	(184)	(508)
Segment adjusted EBITDA	$431,545	$1,199,801	$332,194	$1,963,540

Depreciation and amortization	$(180,634)	$(198,440)	$(43,937)	$(423,011)
Impairment charges (d)	$(564,353)	$(77,401)	$—	$(641,754)
Investments in unconsolidated affiliates	$2,276	$426,621	$361,476	$790,373
Total assets	$6,437,301	$13,449,529	$2,082,846	$21,969,676
Capital expenditures	$362,811	$1,504,881	$40,478	$1,908,170
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of 1.5 billion, of which 1.3 billion related to revenues within the segment, and cost of sales and fuel of $375.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $225.6 million and cost of sales and fuel of $22.4 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $557.1 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$392,018	$312,316	$1,120,333	$304,780
Add:
Interest expense, net of capitalized interest	184,049	176,371	554,529	535,955
Depreciation and amortization	154,542	153,245	468,583	426,014
Income tax expense	121,899	106,555	354,100	94,300
Impairment charges	—	—	—	641,754
Noncash compensation expense	12,978	1,606	37,086	1,261
Other corporate costs and equity AFUDC (a)	(944)	(5,865)	683	(40,524)
Total segment adjusted EBITDA	$864,542	$744,228	$2,535,314	$1,963,540
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

Market Conditions, COVID-19 and Business Update - We experienced earnings growth from increased volumes in the third quarter 2021, compared with the third quarter 2020, due primarily to increased producer activity and rising gas-to-oil ratios in the Rocky Mountain region, increased ethane production across our system and higher commodity prices, highlighting both the resiliency of our integrated assets and the economic recovery from the pandemic. Although the energy industry has experienced many up and down cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2021. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, normal volumetric well decline, severe weather disruption, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm fee-based contracts.

In continued response to COVID-19, we remain committed to managing the impact of the pandemic on our employees. We continue to protect our workforce and, as always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. We continue to monitor the COVID-19 pandemic and have previously implemented our business continuity plans. ONEOK is a critical infrastructure business as defined by the United States Department of Homeland Security and, therefore, our workforce has remained fully engaged within federal, state and local government issued guidelines and safety-related ordinances. We continue to practice remote work procedures when possible to protect the safety of our employees and their families and continue to take precautions for our employees who work in the field or need to report to a ONEOK facility. We anticipate implementing a return to office plan in early 2022. We continue to apply risk-management and cybersecurity measures designed so that our systems remain functional in order to both serve our operational needs and to provide service to our customers.

Due to higher commodity prices, increased producer activity in the regions we operate and increased ethane production across our system, volumes in the third quarter 2021 increased, compared with the second quarter 2021, in both our Natural Gas Gathering and Processing and Natural Gas Liquids segments. We expect volumes to remain strong for the remainder of 2021 and into 2022 due to continued increases in producer activity, rising gas-to-oil ratios in the Rocky Mountain region and increased ethane demand from the petrochemical industry.

In February 2021, Winter Storm Uri brought significant challenges to the energy industry and our operating areas. Our employees were proactive in preparing for the severe winter weather, made the necessary operational adjustments to keep our assets operational and provided exceptional service to meet the needs of our customers during the difficult weather conditions as demand for natural gas, propane and electricity soared. This increased demand, coupled with supply reductions from producer wellhead freeze-offs and power outages impacting processing plants in the Mid-Continent and Rocky Mountain regions and the Permian Basin and fractionators in the Mid-Continent region, resulted in record high commodity prices at certain market hubs, particularly in the Mid-Continent region and in Texas. Commodity prices quickly returned to previous levels as the weather improved and natural gas supply returned.

Winter Storm Uri impacted all three of our operating segments, resulting in a net positive impact to our financial results, primarily in the first quarter 2021, as our ability to meet increased demand for natural gas and to provide services during the period offset the unfavorable volume impacts. Our well-positioned natural gas storage assets and market connected pipelines in our Natural Gas Pipelines segment were able to meet critical needs during this period of severe winter weather. The reliability of our interstate and intrastate assets enabled us to continue to provide our customers access to transportation services, park-and-loan services and additional natural gas supply if available, which improved our financial results. However, producer wellhead freeze-offs reduced February volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, which negatively impacted our financial results in the first quarter 2021.

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

In September 2021, we announced a 30% absolute greenhouse gas emissions reduction target, or 2.2 million metric tons, of our combined Scope 1 and Scope 2 emissions by 2030, compared with 2019 base-year levels. Scope 1 and 2 emissions represent our total operational emissions, including direct emissions from sources we operate and indirect emissions from the generation of purchased power. We anticipate several potential pathways toward achieving our emissions reduction target, which could include the electrification of certain natural gas compression assets across our operations, methane mitigation through best management practices and system optimizations. Additionally, we are identifying potential opportunities to collaborate with utilities and power generators to accelerate the availability of lower-carbon power options across our operations. We will maintain a disciplined capital approach and continue to discuss our total capital expenditures and provide our expected total capital spend annually in the “Liquidity and Capital Resources” section. We also expect to provide periodic updates regarding our progress towards our emissions reduction target at least annually.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes in the Rocky Mountain region increased in the third quarter 2021, compared with the second quarter 2021, due primarily to increased production. Volumes in the Rocky Mountain region also increased, compared with the third quarter 2020, due primarily to increased producer activity, rising gas-to-oil ratios and the impact of curtailed production in 2020. We expect to benefit from increased producer activity in the Rocky Mountain region, which includes the completion of previously drilled but uncompleted wells, and from our Bear Creek plant expansion that is complete and in-service. Our Bear Creek plant expansion increased our total processing capacity to approximately 1.7 Bcf/d in the Williston Basin.

In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border Pipeline, which enable us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions in 2019, 2020, 2021 and expansions expected to be completed in 2022 that position us well to provide additional services to our customers when needed. The contracted portion of our natural gas transportation capacity is not significantly impacted by commodity prices, as our end users rely on natural gas to support their business regardless of commodity price fluctuations. We continue to experience stable fee-based earnings with transportation capacity approximately

95% contracted with firm commitments, which we expect to continue for the remainder of 2021 at similarly contracted levels. Our ability to provide reliable service throughout the extreme weather conditions of Winter Storm Uri highlighted the importance of market-connected pipelines and storage assets and the value of these services. Since the storm, we have received increased interest from customers seeking additional long-term transportation and storage capacity on our system. As a result, we have recontracted storage services at higher rates and longer terms. Additionally, we are expanding the capacity of our storage facilities in Texas and exploring additional storage capacity expansion opportunities. In addition, during the first quarter 2021, we sold natural gas that we owned and held in storage, which benefited our segment’s financial results. During the extreme winter weather periods, we maximized natural gas storage withdrawals for firm service customers serving critical needs.

NGLs - In our Natural Gas Liquids segment, NGL volumes were higher in the third quarter 2021, compared with the second quarter 2021, due primarily to increased producer activity in the Rocky Mountain region and Permian Basin and increased ethane production across our system. Volumes were also higher, compared with the third quarter 2020, due primarily to increased producer activity in the Rocky Mountain region and Permian Basin, increased ethane production across our system in 2021 and the impact of curtailed production in 2020, offset partially by lower volumes in the Barnett Shale. We expect to benefit from increased producer activity and increased demand for ethane as the economic recovery continues and two new petrochemical plants are expected to come online in the next six to twelve months.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream. As a result of these ethane economics, ethane volumes on our system can fluctuate period to period. Ethane volumes under long-term contracts delivered to our NGL system increased approximately 20 MBbl/d to an average of 455 MBbl/d in the third quarter 2021, compared with 435 MBbl/d in the second quarter 2021, due primarily to changes in ethane extraction economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system. Ethane recovery opportunities will fluctuate based on regional natural gas pricing, ethane economics and potential incentivized recovery.

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

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Completed
	Supported by acreage dedications with long-term primarily fee-based contracts
Natural Gas Liquids
Arbuckle II pipeline expansion	Increasing mainline capacity with additional pump facilities	$60	Completed
	Increases capacity to 500 MBbl/d
MB-5 fractionator and related infrastructure	125 MBbl/d NGL fractionator in Mont Belvieu, Texas, and related infrastructure, which includes additional NGL storage in Mont Belvieu	$750	Paused (b)
West Texas LPG pipeline expansion	Increasing mainline capacity by 40 MBbl/d	$145	Paused (b)
Mid-Continent fractionation facility expansions	65 MBbl/d of expansions at our Mid-Continent NGL facilities	$150	Paused (b)
(a) - Excludes capitalized interest/AFUDC.
(b) - We do not expect to complete construction by the original target completion date. While many of the construction activities on these projects were paused in 2020, some activity continued in order to complete the infrastructure necessary to support volumes until market conditions warrant full project completion.

Debt Repayments - On November 1, 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of October 31, 2021, we had $150 million of short-term borrowings outstanding.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

In the first quarter 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

Dividends - In February 2021, May 2021 and August 2021, we maintained and paid a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the respective quarters in the prior year. We declared a quarterly dividend of $0.935 per share ($3.74 per share on an annualized basis) in October 2021. The quarterly dividend will be paid November 15, 2021, to shareholders of record at the close of business on November 1, 2021.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2021, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each reporting unit was not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

FINANCIAL RESULTS AND OPERATING INFORMATION

How We Evaluate Our Operations

Management uses a variety of financial and operating metrics to analyze our performance. Our consolidated financial metrics include: (1) operating income; (2) net income; (3) diluted EPS; and (4) adjusted EBITDA. We evaluate segment operating results using adjusted EBITDA and our operating metrics, which include various volume and rate statistics that are relevant for the respective segment. These operating metrics allow investors to analyze the various components of segment financial results in terms of volumes and rate/price. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. For additional information on our operating metrics, see the respective segment subsections of this “Financial Results and Operating Information” section.

Non-GAAP Financial Measures - Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation expense and certain other noncash items. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, EPS or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$4,204.8	$1,852.2	$10,115.7	$5,004.4	2,352.6	5,111.3
Services	331.4	322.1	1,004.1	967.3	9.3	36.8
Total revenues	4,536.2	2,174.3	11,119.8	5,971.7	2,361.9	5,148.1
Cost of sales and fuel (exclusive of items shown separately below)	3,449.1	1,265.7	7,937.6	3,483.1	2,183.4	4,454.5
Operating costs	265.2	205.0	770.9	636.5	60.2	134.4
Depreciation and amortization	154.5	153.2	468.6	426.0	1.3	42.6
Impairment charges	—	—	—	604.0	—	(604.0)
Gain on sale of assets	(0.5)	—	(1.4)	(0.6)	0.5	0.8
Operating income	$667.9	$550.4	$1,944.1	$822.7	117.5	1,121.4
Equity in net earnings from investments	$28.6	$38.0	$87.6	$108.0	(9.4)	(20.4)
Impairment of equity investments	$—	$—	$—	$(37.7)	—	(37.7)
Interest expense, net of capitalized interest	$(184.0)	$(176.4)	$(554.5)	$(536.0)	7.6	18.5
Net income	$392.0	$312.3	$1,120.3	$304.8	79.7	815.5
Diluted EPS	$0.88	$0.70	$2.50	$0.71	0.18	1.79
Adjusted EBITDA	$865.2	$747.0	$2,533.1	$1,981.7	118.2	551.4
Capital expenditures	$166.2	$380.0	$490.3	$1,924.0	(213.8)	(1,433.7)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income increased $117.5 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•Natural Gas Liquids - increases of $97.8 million in exchange services related primarily to higher volumes in the Rocky Mountain region and wider commodity price differentials and $10.3 million in optimization and marketing;
•Natural Gas Gathering and Processing - increases of $36.4 million from higher volumes due primarily to increased production in the Rocky Mountain region in 2021 and production curtailments in 2020 and $26.3 million due primarily to lower realized prices in 2020 impacting our fee with POP contracts; and
•Natural Gas Pipelines - an increase of $4.9 million in transportation and storage services due primarily to higher storage and firm transportation rates; offset by
•an increase of $60.2 million in consolidated operating costs due primarily to higher employee-related costs, materials and supplies, outside services and property taxes.

Operating income increased $1.1 billion for the nine months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $604.0 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the nine months ended September 30, 2020;
•Natural Gas Liquids - increases of $299.0 million in exchange services related primarily to higher volumes in the Rocky Mountain region and $85.1 million in optimization and marketing, offset by a $46.2 million decrease from the impact of Winter Storm Uri in exchange services;
•Natural Gas Gathering and Processing - increases of $150.5 million due primarily to lower realized prices in 2020 impacting our fee with POP contracts and $94.2 million from higher volumes due primarily to increased production in the Rocky Mountain region in 2021 and production curtailments in 2020; and
•Natural Gas Pipelines - an increase of $106.8 million due primarily to increased natural gas sales; offset by

•an increase of $134.4 million in consolidated operating costs due primarily to higher employee-related costs, property taxes, materials and supplies, and the impact of a loss on the mark-to-market of our share-based deferred compensation plan in 2021 compared with a benefit in 2020; and
•an increase of $42.6 million in depreciation expense due to capital projects placed in service.

Net income and diluted EPS increased for the three months ended September 30, 2021, compared with the same period in 2020, due primarily to the items discussed above. These increases were offset partially by higher income taxes, lower equity in net earnings from investments and higher interest expense related to lower capitalized interest.

Net income and diluted EPS increased for the nine months ended September 30, 2021, compared with the same period in 2020, due primarily to the items discussed above and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the prior year. These increases were offset partially by higher income taxes, higher interest expense related to lower capitalized interest, lower equity AFUDC due to completed projects, lower equity in net earnings from investments and a $20.0 million gain in 2020 on extinguishment of debt related to open market repurchases.

Capital expenditures decreased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to our previously completed capital-growth projects, with the nine months ended September 30, 2021, also impacted by paused capital-growth projects.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2021 and into 2022. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate long-term volumetric risk.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL sales	$788.8	$216.3	$1,782.3	$488.7	572.5	1,293.6
Condensate sales	27.2	23.5	91.9	80.6	3.7	11.3
Residue natural gas sales	370.8	178.5	940.9	518.4	192.3	422.5
Gathering, compression, dehydration and processing fees and other revenue	41.7	41.1	116.6	121.5	0.6	(4.9)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(913.9)	(207.5)	(2,019.7)	(541.9)	706.4	1,477.8
Operating costs, excluding noncash compensation adjustments	(91.3)	(67.4)	(254.0)	(229.8)	23.9	24.2
Equity in net earnings (loss) from investments	0.5	—	2.7	(1.4)	0.5	4.1
Other	5.9	(1.4)	2.9	(4.6)	7.3	7.5
Adjusted EBITDA	$229.7	$183.1	$663.6	$431.5	46.6	232.1
Impairment charges	$—	$—	$—	$564.4	—	(564.4)
Capital expenditures	$80.8	$63.0	$177.4	$362.8	17.8	(185.4)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $46.6 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $36.4 million from higher volumes due primarily to increased production in the Rocky Mountain region in 2021 and production curtailments in 2020, offset partially by natural production declines in the Mid-Continent region;
•an increase of $26.3 million due primarily to lower realized prices in 2020 impacting our fee with POP contracts; and
•an increase of $7.3 million from a gain on the partial sale of an equity investment; offset by
•an increase of $23.9 million in operating costs due primarily to higher materials and supplies, employee-related costs and outside services due primarily to the growth of our operations.

Adjusted EBITDA increased $232.1 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $150.5 million due primarily to lower realized prices in 2020 impacting our fee with POP contracts; and
•an increase of $94.2 million from higher volumes due primarily to increased production in the Rocky Mountain region in 2021 and production curtailments in 2020, offset partially by natural production declines in the Mid-Continent region; offset by
•an increase of $24.2 million in operating costs due primarily to higher materials and supplies, employee-related costs and outside services due primarily to the growth of our operations.

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

Capital expenditures increased for the three months ended September 30, 2021, compared with the same period in 2020, due primarily to our Bear Creek plant expansion and decreased for the nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to our previously completed capital-growth projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2021	2020	2021	2020
Natural gas gathered (BBtu/d)	2,757	2,514	2,693	2,503
Natural gas processed (BBtu/d) (b)	2,549	2,345	2,471	2,327
Average fee rate ($/MMBtu)	$1.02	$0.94	$1.04	$0.84
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes increased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to increased producer activity and rising gas-to-oil ratios in the Rocky Mountain region and the impact of curtailed production in 2020, offset partially by natural production declines in the Mid-Continent region.

Our average fee rate increased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to an increase in the Rocky Mountain region’s contribution to our average fee rate.

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

In the nine months ended September 30, 2021, we connected one third-party natural gas processing plant in the Permian Basin and one third-party natural gas processing plant in the Rocky Mountain region to our NGL system.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,853.1	$1,658.1	$9,097.5	$4,429.4	2,195.0	4,668.1
Exchange service revenues and other	136.0	134.3	414.6	377.7	1.7	36.9
Transportation and storage revenues	40.5	39.8	127.1	131.4	0.7	(4.3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,377.9)	(1,289.7)	(7,838.1)	(3,473.6)	2,088.2	4,364.5
Operating costs, excluding noncash compensation adjustments	(122.4)	(97.0)	(359.5)	(290.6)	25.4	68.9
Equity in net earnings from investments	5.4	8.0	14.1	31.1	(2.6)	(17.0)
Other	(2.5)	(2.3)	(7.6)	(5.6)	(0.2)	(2.0)
Adjusted EBITDA	$532.2	$451.2	$1,448.1	$1,199.8	81.0	248.3
Impairment charges	$—	$—	$—	$77.4	—	(77.4)
Capital expenditures	$53.8	$298.9	$225.8	$1,504.9	(245.1)	(1,279.1)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $81.0 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $97.8 million in exchange services due primarily to $59.6 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, offset partially by lower volumes in the Barnett Shale, and $29.5 million related to wider commodity price differentials; and
•an increase of $10.3 million in optimization and marketing due primarily to wider locations and commodity price differentials; offset by
•an increase of $25.4 million in operating costs due primarily to higher employee-related costs, increased property taxes associated with our completed capital-growth projects and higher outside services.

Adjusted EBITDA increased $248.3 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $299.0 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$249.6 million in higher volumes in the Rocky Mountain region and lower transportation costs, offset by $11.3 million in lower volumes primarily in the Barnett Shale,
◦$65.9 million related to wider commodity price differentials, and
◦$12.9 million related to the recognition of proceeds previously considered a gain contingency, offset by
◦$15.6 million related to lower earnings on unfractionated NGLs held in inventory due primarily to decreasing inventory levels throughout 2020; and
•an increase of $85.1 million in optimization and marketing due primarily to wider location and commodity price differentials, increased activities during Winter Storm Uri and higher earnings on purity NGL sales; offset by
•the negative impact of Winter Storm Uri of $46.2 million in exchange services due primarily to decreased volumes across our operations and higher electricity costs;
•an increase of $68.9 million in operating costs due primarily to higher employee-related costs, increased property taxes associated with our completed capital-growth projects and higher outside services; and
•a decrease of $17.0 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

The nine months ended September 30, 2020, includes $70.2 million of noncash impairment charges related to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company.

Capital expenditures decreased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to previously completed capital-growth projects, with the nine months ended also impacted by paused capital-growth projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2021	2020	2021	2020
Raw feed throughput (MBbl/d) (a)	1,275	1,162	1,174	1,088
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.03	$(0.01)	$0.01
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

Volumes increased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to increased production primarily in the Rocky Mountain region and increased ethane production across our system.

Volumes for the nine months ended September 30, 2021, also increased due to the impact of curtailed production across our system in 2020 and were offset partially by the impact of Winter Storm Uri in 2021. Volumes for the three months ended September 30, 2021, have also benefited from increased production in the Permian Basin, offset partially by lower volumes in the Barnett Shale.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2021 vs. 2020	2021 vs. 2020
Financial Results	2021	2020	2021	2020	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$101.2	$96.4	$313.0	$303.1	4.8	9.9
Storage revenues	19.1	16.6	52.6	50.1	2.5	2.5
Residue natural gas sales and other revenues	0.2	4.3	116.1	6.9	(4.1)	109.2
Cost of sales and fuel (exclusive of depreciation and operating costs)	(0.3)	(3.4)	(10.9)	(5.1)	(3.1)	5.8
Operating costs, excluding noncash compensation adjustments	(39.2)	(33.4)	(115.4)	(99.0)	5.8	16.4
Equity in net earnings from investments	22.7	30.1	70.9	78.3	(7.4)	(7.4)
Other	(1.0)	(0.8)	(2.7)	(2.1)	(0.2)	(0.6)
Adjusted EBITDA	$102.7	$109.8	$423.6	$332.2	(7.1)	91.4
Capital expenditures	$24.6	$13.0	$73.5	$40.5	11.6	33.0
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA decreased $7.1 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•a decrease of $7.4 million from lower equity in net earnings from investments due primarily to decreased firm transportation revenues on Northern Border Pipeline; and
•an increase of $5.8 million in operating costs due primarily to higher employee-related costs and higher supplies expenses; offset by
•an increase of $4.9 million in transportation and storage services due primarily to higher storage and firm transportation rates.

Adjusted EBITDA increased $91.4 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily as a result of the following:
•an increase of $106.8 million due primarily to higher average natural gas prices on 5.2 Bcf of natural gas sales in the first quarter 2021 of volumes previously held in inventory, compared with 1.2 Bcf in the first quarter 2020; and
•an increase of $7.0 million in transportation services due primarily to higher park-and-loan revenue and higher interruptible transportation revenue in the first quarter 2021, offset partially by a favorable $13.5 million contract settlement in April 2020; offset by
•an increase of $16.4 million in operating costs due primarily to higher employee-related costs and higher supplies expenses; and
•a decrease of $7.4 million from lower equity in net earnings from investments due primarily to decreased firm transportation revenues on Northern Border Pipeline.

Capital expenditures increased for the three and nine months ended September 30, 2021, compared with the same periods in 2020, due primarily to capital-growth and maintenance capital projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2021	2020	2021	2020
Natural gas transportation capacity contracted (MDth/d)	7,335	7,349	7,353	7,485
Transportation capacity contracted	94%	94%	94%	96%
(a) - Includes volumes for consolidated entities only.

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

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$392,018	$312,316	$1,120,333	$304,780
Add:
Interest expense, net of capitalized interest	184,049	176,371	554,529	535,955
Depreciation and amortization	154,542	153,245	468,583	426,014
Income tax expense	121,899	106,555	354,100	94,300
Impairment charges	—	—	—	641,754
Noncash compensation expense (a)	12,978	1,606	37,086	1,261
Equity AFUDC and other noncash items	(246)	(3,084)	(1,485)	(22,346)
Adjusted EBITDA (b)	865,240	747,009	2,533,146	1,981,718
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$229,657	$183,148	$663,639	$431,545
Natural Gas Liquids	532,159	451,243	1,448,078	1,199,801
Natural Gas Pipelines	102,726	109,837	423,597	332,194
Other (b)	698	2,781	(2,168)	18,178
Adjusted EBITDA	$865,240	$747,009	$2,533,146	$1,981,718
(a) - Includes a loss of $6.9 million and a benefit of $16.9 million for the nine months ended September 30, 2021 and 2020, respectively, related to the mark-to-market of our share-based deferred compensation plan.
(b) - The three and nine months ended September 30, 2020, includes corporate gains of $2.2 million and $22.2 million, respectively, on extinguishment of debt related to open market repurchases.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures and quarterly cash dividends. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024 and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of September 30, 2021, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At September 30, 2021, we had no borrowings under our $2.5 Billion Credit Agreement and $224.3 million of cash and cash equivalents.

As of September 30, 2021, we had a working capital deficit of $136.0 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at September 30, 2021, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

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

Debt Repayments - On November 1, 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of October 31, 2021, we had $150 million of short-term borrowings outstanding.

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

Capital expenditures, excluding AFUDC and capitalized interest, were $490.3 million and $1.9 billion for the nine months ended September 30, 2021 and 2020, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $525-$675 million in 2021.

Credit Ratings - Our long-term debt credit ratings as of October 25, 2021, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2021, May 2021 and August 2021 we paid a dividend of $0.935 per share ($3.74 per share on an annualized basis). A dividend of $0.935 per share was declared for the shareholders of record at the close of business on November 1, 2021, payable November 15, 2021.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2021, May 2021 and August 2021. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 15, 2021.

For the nine months ended September 30, 2021, our cash flows from operations exceeded dividends paid by $241.0 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2021 vs. 2020
	September 30,		Favorable (Unfavorable)
	2021	2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,491.1	$1,103.1	$388.0
Investing activities	(475.4)	(1,981.9)	1,506.5
Financing activities	(1,315.9)	1,304.9	(2,620.8)
Change in cash and cash equivalents	(300.2)	426.1	(726.3)
Cash and cash equivalents at beginning of period	524.5	21.0	503.5
Cash and cash equivalents at end of period	$224.3	$447.1	$(222.8)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2021, increased $542.3 million compared with the same period in 2020. This increase is due primarily to higher net income resulting from higher exchange services in our Natural Gas Liquids segment, higher realized prices and increased volumes in our Natural Gas Gathering and Processing segment and natural gas sales in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $500.8 million for the nine months ended September 30, 2021, compared with a decrease of $346.6 million for the same period in 2020. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in storage, both of which vary from period to period and with changes in commodity prices; offset partially by changes in accounts payable resulting from the timing of payments to vendors, suppliers and other third parties; and changes in other assets and liabilities.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2021, decreased $1.5 billion, compared with the same period in 2020, due primarily to reduced capital expenditures related to our completed and paused capital-growth projects.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2021, decreased $2.6 billion, compared with the same period in 2020, due primarily to the issuances of $3.25 billion in long-term debt and the issuance of common stock in 2020, offset partially by the repayment of long-term debt in 2020.

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

Pipeline Security - The United States Department of Homeland Security’s Transportation Security Administration (TSA) issued two Security Directives in 2021 in response to ongoing cybersecurity threats to the pipeline industry. The first Security Directive was issued in May 2021 and requires critical pipeline owners and operators to (1) report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA); (2) designate a cybersecurity coordinator to be available 24 hours a day, seven days a week; (3) review current practices; and, (4) identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. The second Security Directive was issued in July 2021 and requires owners and operators of TSA-designated critical pipelines to implement specific mitigation measures to protect against ransomware and other known threats to information technology and operational technology systems, develop and implement a cybersecurity contingency and recovery plan, and conduct a cybersecurity architecture design review. While compliance with the Security Directives is utilizing significant internal resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “target,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “will,” “would,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
•the length, severity and reemergence of a pandemic or other health crisis, such as the COVID-19 pandemic and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course for an extended period and increase the cost of operating our business;
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
•the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, cybersecurity, climate change initiatives, emissions credits, carbon offsets, carbon pricing, production limits and authorized rates of recovery of natural gas and natural gas transportation costs;
•changes in demand for the use of natural gas, NGLs and crude oil because of the development of new technologies or other market conditions caused by concerns about climate change;
•the transition to a lower-carbon economy, including the timing and extent of the transition, as well as the expected role of different energy sources in such a transition;
•the pace of technological advancements and industry innovation, including those focused on reducing greenhouse gas emissions and advancing other climate-related initiatives, and our ability to take advantage of those innovations and developments;
•the effectiveness of our risk management strategies, including mitigating climate-related risks;
•our ability to identify and execute opportunities, and the economic viability of those opportunities, including those relating to renewable natural gas, carbon capture, use and storage, other renewable energy sources such as solar and wind and alternative low carbon fuel sources such as hydrogen;
•the ability of our existing assets and our ability to apply and continue to develop our expertise to support the growth of, and transition to, various renewable and alternative energy opportunities, including through the positioning and optimization of our assets;
•our ability to efficiently reduce the carbon intensity of our operations (both Scope 1 and 2 emissions), including through the use of lower carbon power alternatives, management practices and system optimizations;
•the necessity to direct our focus on maintaining and enhancing our existing assets instead of efforts to reduce our greenhouse gas emissions;
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
•the results of governmental actions, administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the Department of Homeland Security, the PHMSA, the EPA and the CFTC;
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

Although our businesses are primarily fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may decrease, which would impact the average fee rate in our Natural Gas Gathering and Processing segment. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments for the periods indicated:

Commodity Contracts	September 30, 2021	December 31, 2020
	(Millions of dollars)
Crude oil and NGLs	$50.4	$20.0
Natural gas	19.5	10.6
Total change in estimated fair value of commodity contracts	$69.9	$30.6

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

The following tables set forth hedging information as of October 31, 2021, for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2021
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.3	$0.54	/ gallon	59%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$42.87	/ Bbl	75%
Natural gas (BBtu/d) - NYMEX and basis	118.7	$2.57	/ MMBtu	74%

	Year Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	9.9	$0.85	/ gallon	59%
Condensate (MBbl/d) - WTI-NYMEX	1.6	$63.10	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	109.5	$3.26	/ MMBtu	75%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2021. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the three months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $0.7 million and $2.6 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $0.2 million and $0.8 million, respectively; and
•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2021, and for the year ending December 31, 2022, by approximately $1.5 million and $5.3 million, respectively.

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

At September 30, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest- rate derivative instruments for the periods indicated:

	September 30, 2021	December 31, 2020
	(Millions of dollars)
Forward-starting interest-rate swaps	$18.5	$12.9

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Balance Sheets at September 30, 2021, and December 31, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 3, 2021	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategy
and Corporate Affairs
(Principal Financial Officer)