Form 10-K
period 2021-12-31
ONEOK INC /NEW/
filed 2022-03-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2021, was $24.4 billion.

On February 22, 2022, the Company had 446,213,285 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2022, are incorporated by reference in Part III.

ONEOK, Inc.
2021 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.

OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We are a leading midstream service provider and own one of the nation’s premier NGL systems, connecting NGL supply in the Rocky Mountain, Permian and Mid-Continent regions with key market centers and own an extensive network of natural gas gathering, processing, storage and transportation assets. We apply our core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through vertical integration across the midstream value chain to provide our customers with premium services while generating consistent and sustainable earnings growth.
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

Natural Gas Gathering & Processing

Natural Gas Liquids

Natural Gas Pipelines

Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline.

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

EXECUTIVE SUMMARY

Business Update and Market Conditions - We experienced earnings growth from increased volumes in 2021, compared with 2020, due primarily to increased producer activity and rising gas-to-oil ratios in the Rocky Mountain region, production curtailments in 2020, increased ethane production in the Rocky Mountain region and higher commodity prices, in both our Natural Gas Gathering and Processing and Natural Gas Liquids segments, highlighting both the resiliency of our integrated assets and the economic recovery from the pandemic. We expect volumes to increase in 2022 due to continued increases in producer activity, continued rising gas-to-oil ratios in the Rocky Mountain region, the recent completion of our Bear Creek plant expansion and increased ethane demand from the petrochemical industry.

Although the energy industry has experienced many up and down cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three segments are primarily fee-based, and our consolidated earnings were approximately 90% fee-based in 2021. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In our Natural Gas Liquids segment, we are primarily exposed to commodity price risk resulting from the relative values of the various NGL products to each other, the value of NGLs in storage and the relative value of NGLs to natural gas. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, normal volumetric well decline, severe weather disruption, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term firm fee-based contracts.

In the first quarter 2021, Winter Storm Uri brought significant challenges to the energy industry and our operating areas. Our employees were proactive in preparing for the severe winter weather, made the necessary adjustments to keep our assets operational and provided exceptional service to meet the needs of our customers during the difficult weather conditions. Increased demand for natural gas, propane and electricity, coupled with supply reductions from producer wellhead freeze-offs and power outages impacting processing plants in the Mid-Continent and Rocky Mountain regions and the Permian Basin and fractionators in the Mid-Continent region, resulted in high commodity prices at certain market hubs, particularly in the Mid-Continent region and in Texas. Commodity prices quickly returned to previous levels as the weather improved and natural gas supply returned.

Winter Storm Uri impacted all three of our operating segments, resulting in a net positive impact to our financial results, primarily in the first quarter 2021, as our ability to meet increased demand for natural gas and to provide services during the period offset the unfavorable volume impacts and higher electricity costs. Our well-positioned natural gas storage assets and market connected pipelines in our Natural Gas Pipelines segment were able to meet critical needs during this period of severe winter weather. The reliability of our interstate and intrastate assets, including storage, enabled us to continue to provide our customers access to transportation services, park-and-loan services and additional natural gas supply, if available, which improved our financial results. However, this was partially offset by producer wellhead freeze-offs, which reduced February volumes in our Natural Gas Gathering and Processing and Natural Gas Liquids segments.

As we continue to monitor the COVID-19 pandemic, we remain committed to managing the impact of the pandemic on our employees. We continue to protect our workforce and, as always, we remain focused on operating our assets safely, reliably and in an environmentally responsible manner. ONEOK is a critical infrastructure business as defined by Homeland Security and, therefore, our workforce has remained fully engaged within federal, state and local government issued guidelines and safety-related ordinances. We began implementing our return to office plan in early 2022, and we will continue to take safety precautions for our employees who work in the field or report to a ONEOK facility. We continue to apply risk-management and cybersecurity measures designed so that our systems remain functional in order to both serve our operational needs and to provide service to our customers.

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report for more information on our exposure to market risk.

Sustainability and Social Responsibility - In 2021 and 2022, we qualified for inclusion in the S&P Global Sustainability Yearbook. In addition, we received a perfect score of 100 in the Human Rights Campaign 2021 Corporate Equality Index, were upgraded from A to AA at MSCI Inc. ESG ratings, were named a Top 100 U.S. Companies Supporting Healthy Communities and Families, were listed as one of America’s Most Responsible Companies for 2022 by Newsweek and were ranked in the top 10% in the Refiners and Pipelines industry group in Sustainalytics ESG Risk Ranking. We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. We have an environmental sustainability team that accelerated our ongoing environmental stewardship efforts and is exploring ways to lower our GHG emissions even further. We are dedicated to the evaluation and development of renewable energy and low-carbon projects and are actively researching opportunities that will complement our extensive midstream assets and expertise, strengthening the role we expect to play in the transformation to a lower-carbon economy.

In September 2021, we announced a 30% absolute GHG emissions reduction target, or 2.2 million metric tons, of our combined Scope 1 and Scope 2 emissions by 2030, compared with 2019 base-year levels. Scope 1 and 2 emissions represent our total operational emissions, including direct emissions from sources we operate and indirect emissions from the generation of purchased power. We anticipate several potential pathways toward achieving our emissions reduction target, which could include the electrification of certain natural gas compression assets across our operations, methane mitigation through best management practices and system optimizations. Additionally, we are identifying potential opportunities to collaborate with utilities and power generators to accelerate the availability of lower-carbon power options across our operations. We will maintain a disciplined capital approach and will continue to discuss our total capital expenditures and provide our expected total capital spend annually in the “Liquidity and Capital Resources” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this, and future, Annual Reports.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes in the Rocky Mountain region increased in 2021, compared with 2020, due primarily to increased producer activity, rising gas-to-oil ratios and the impact of curtailed production in 2020. In November 2021, we announced the completion of our Bear Creek plant expansion, which increased our total processing capacity to approximately 1.7 Bcf/d in the Williston Basin. In addition, as we expect to continue to benefit from increased producer activity and continued rising gas-to-oil ratios in the Rocky Mountain region, we recently announced plans to restart construction on our 200 MMcf/d Demicks Lake III natural gas processing plant. Upon completion of Demicks Lake III, which is expected in the first quarter 2023, our total processing capacity will be approximately 1.9 Bcf/d in the Williston Basin. In the Mid-Continent region, we are experiencing increased producer drilling activity in 2022 in the SCOOP and STACK areas.

In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border Pipeline, which enable us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers when needed. Our ability to provide reliable service throughout the extreme weather conditions of Winter Storm Uri highlighted the importance of market-connected pipelines and storage assets and the value of these services. In addition, during the first quarter 2021, we sold natural gas that we owned and held in storage, which benefited our segment’s financial results. We continue to monitor market conditions and sell our natural gas in storage during favorable market conditions. During the extreme winter weather periods, we maximized natural gas storage withdrawals for firm service customers serving critical needs.

NGLs - In our Natural Gas Liquids segment, NGL volumes increased in 2021, compared with 2020, due primarily to increased production in the Rocky Mountain region, Mid-Continent region and Permian Basin, increased ethane production in the Rocky Mountain region and the impact of curtailed production across our system in 2020, offset partially by the impact of Winter Storm Uri in 2021 and lower volumes in the Barnett Shale. In response to increased producer activity and the expected increased demand for ethane as two new petrochemical plants come online in 2022, we recently announced plans to restart construction on our 125 MBbl/d MB-5 fractionator in Mont Belvieu, Texas, which is fully contracted. MB-5 is expected to be completed in the third quarter 2023 and will increase our NGL fractionation capacity to more than 1 MMBbl/d across our entire system.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our mission is to deliver energy products and services vital to an advancing world. Our vision is to create exceptional value for our stakeholders by providing solutions for a transforming energy future. Our business strategy is focused on:
•Zero incidents - we commit to a zero-incident culture for the well-being of our employees, contractors and communities. Safety and environmental responsibility continue to be a primary focus for us, and our emphasis on personal and process safety has produced improving trends in the key indicators we track.
•Highly engaged workforce - we strive to be an employer of choice and continue to focus on attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.
•Sustainable business model - we aim to maintain prudent financial strength and flexibility while operating a safe, reliable and resilient asset base. We seek to maintain investment-grade credit ratings and a strong balance sheet. We believe our internally generated cash flows will allow us to fund capital-growth projects in our existing operating regions and to provide value-added products and services that contribute to long-term growth, profitability and business diversification. We continue to actively research opportunities that will complement our extensive midstream assets and expertise, strengthening the role we expect to play in the transformation to a lower-carbon economy.
•Maximizing total shareholder return - we plan to grow earnings and sustain our dividend by efficiently allocating capital to investments that produce returns above our cost of capital. Producing consistent and strong returns on invested capital will allow us to not only reward our shareholders, but also provide the means and opportunity to serve our additional stakeholders, including employees, communities and the environment.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:
•Natural Gas Gathering and Processing;
•Natural Gas Liquids; and
•Natural Gas Pipelines.

BAKKEN SHALE
WILLISTON BASIN
POWDER RIVER BASIN
NIOBRARA SHALE
PICEANCE BASIN
CONWAY
STACK
WOODFORD
SCOOP
CANA-WOODFORD
BARNETT SHALE
PERMIAN BASIN
MONT BELVIEU
EAGLE FORD
Natural Gas Gathering & Processing
Natural Gas Liquids
Natural Gas Pipelines
Natural Gas Gathering Plants
Natural Gas Liquids Fractionator
Natural Gas Pipelines Storage
NGL Market Hub
Growth Projects

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations. Our recently completed Bear Creek plant expansion increased our gathering and processing total capacity to approximately 1.7 Bcf/d and will enable us to capture expected natural gas production from new wells.

The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the eastern portion of Wyoming.

Mid-Continent region - The Mid-Continent region includes the oil-producing, NGL-rich STACK and SCOOP areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas, and the Hugoton Basin.

BAKKEN SHALE
WILLISTON BASIN
POWDER RIVER BASIN
NIOBRARA SHALE
STACK
SCOOP
WOODFORD
CANA-WOODFORD
Natural Gas Gathering and Processing Pipelines
ONEOK Processing Plants
Growth Projects

Property - Our Natural Gas Gathering and Processing segment includes the following assets:
•17,500 miles of natural gas gathering pipelines;
•13 natural gas processing plants with 1.7 Bcf/d of processing capacity in the Rocky Mountain region, and nine natural gas processing plants with 0.9 Bcf/d of processing capacity in the Mid-Continent region, and up to 150 MMcf/d of processing capacity in the Mid-Continent region through a long-term processing services agreement with an unaffiliated third party; and
•14 MBbl/d of NGL fractionation capacity and 26 MBbl/d of de-ethanizer capacity at various natural gas processing plants.

We are in the process of constructing our 200 MMcf/d Demicks Lake III natural gas processing plant in the Williston Basin, which is not included in the assets listed above.

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

Utilization - The utilization rates for our natural gas processing plants were 69% and 66% for 2021 and 2020, respectively, which includes 81% and 70% in the Rocky Mountain region for 2021 and 2020, respectively. Our utilization rates in the Rocky Mountain region increased in 2021 due primarily to increased producer activity, rising gas-to-oil ratios and the impact of curtailed production in 2020. Our 2021 utilization rates include the impact of capacity made available by our Demicks Lake II processing plant and Bear Creek plant expansion. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service.

Unconsolidated Affiliates - Our unconsolidated affiliates in this segment are not material.

See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act. Although the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, our natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction. The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe our natural gas gathering facilities upstream of our natural gas processing plants meet the criteria used by the FERC for nonjurisdictional natural gas gathering facility status. Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. We transport residue natural gas from certain of our natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act. Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, to varying degrees, the gathering of natural gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

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

Property - Our Natural Gas Liquids segment includes the following assets:
•9,120 miles of gathering pipelines with operating capacity of 1,790 MBbl/d, including 6,330 miles of FERC-regulated pipelines with operating capacity of 1,490 MBbl/d;
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

We are in the process of constructing our 125 MBbl/d MB-5 NGL fractionator in Mont Belvieu, Texas, which is not included in the assets listed above.

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

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from commodity sales and purchases and fee-based services. We purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our business activities are categorized as follows:
•Exchange services - We utilize our assets to gather, transport, treat and fractionate unfractionated NGLs, thereby converting them into marketable NGL products delivered to a market center or customer-designated location. Some of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.
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
•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through the purchase and sale of unfractionated NGLs and NGL products. We primarily transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our NGL storage facilities to capture seasonal price differentials and serving truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

In the majority of our exchange services contracts, we purchase the unfractionated NGLs at the tailgate of the processing plant and deduct contractual fees related to the transportation and fractionation services we must perform before we can sell them as NGL products. To the extent we hold unfractionated NGLs in inventory, the related contractual fees will not be recognized until the unfractionated inventory is fractionated and sold.

Utilization - Increased volumes drove higher utilization rates at our NGL fractionators, which were offset by the full year impact of increased capacity on our NGL gathering pipelines. The utilization rates for 2021 and 2020, respectively, were as follows:
•our NGL gathering pipelines were 61% and 61%;
•our NGL distribution pipelines were 51% and 51%; and
•our NGL fractionators were 91% and 77%.

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
•Viking Gas Transmission, which is a bidirectional system that interconnects with a TC Energy Corporation pipeline at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin;
•Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution and electric generation companies in Wisconsin; and
•OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Intrastate Pipelines and Storage - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas throughout the state and have access to the major natural gas production areas in the Mid-Continent region, which include the STACK and SCOOP areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha area where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas. Our intrastate pipelines are also connected to our storage assets in Oklahoma and Texas.

BAKKEN SHALE
WILLISTON BASIN
POWDER RIVER BASIN
NIOBRARA SHALE
PICEANCE BASIN
STACK
SCOOP
WOODFORD
CANA-WOODFORD
BARNETT SHALE
PERMIAN BASIN
EAGLE FORD
Natural Gas Pipelines
Joint ventures (50% ownership interest)
Natural Gas Pipelines Storage

Property - Our Natural Gas Pipelines segment includes the following assets:
•1,500 miles of FERC-regulated interstate natural gas pipelines with 3.5 Bcf/d of transportation capacity;
•5,100 miles of state-regulated intrastate transmission pipelines with transportation capacity of 4.3 Bcf/d; and
•six underground natural gas storage facilities with 52.2 Bcf of total active working natural gas storage capacity.

Our storage includes two underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

We are in the process of expanding the capacity of our Texas natural gas storage facilities by 1.1 Bcf, which is not included in the assets listed above.

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

Utilization - Our natural gas pipelines were 95% and 96% subscribed in 2021 and 2020, respectively, and our natural gas storage facilities were 70% and 71% subscribed in 2021 and 2020, respectively.

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

Market Conditions and Seasonality

Supply and Demand - Supply for each of our segments depends on crude oil and natural gas drilling and production activities, which are driven by the strength of the economy; natural gas, crude oil and NGL prices; the demand for each of these products from end users; the decline rate of existing production; producer access to capital and investment in the industry; or producer firm commitments to transportation pipelines.

Demand for gathering and processing services is dependent on natural gas production by producers in the regions in which we operate. Producers’ targets to limit natural gas flaring have increased the need for our services to capture, gather and process natural gas. Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, butanes and natural gasoline are also used by the petrochemical industry to produce chemical components, used for a range of products that improve our daily lives and promote economic growth, including health care products, recyclable food packaging, clothing, technology, building materials, industrial, manufacturing and energy infrastructure, lightweight vehicle components and batteries. Propane is also used to heat homes and businesses.

Commodity Prices - Our earnings are primarily fee-based in all three of our segments, however in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may decrease, which would impact the average fee rate in our Natural Gas Gathering and Processing segment. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market. In our Natural Gas Pipelines segment, we are exposed to minimal commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which may affect our customer demand for our natural gas storage services.

See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Seasonality - Cold temperatures usually increase demand for natural gas and certain NGL products, such as propane, which are heating fuels for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generation for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, are also subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. During periods of peak demand for a certain commodity, prices for that product typically increase.

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

We have remained competitive by making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and improving operating efficiency so that we compete effectively. Our and our competitors’ infrastructure projects may affect commodity prices and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market centers.

Customers - Our Natural Gas Gathering and Processing and Natural Gas Liquids segments derive services revenue from major and independent crude oil and natural gas producers. Our Natural Gas Liquids segment’s customers also include other NGL and natural gas gathering and processing companies. Our downstream commodity sales customers are primarily petrochemical, refining and marketing companies, utilities, large industrial companies, natural gasoline distributors, propane distributors and municipalities. Our Natural Gas Pipeline segment’s assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

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

Recently, the EPA has proposed updating the New Source Performance Standards Subpart OOOO regulations to further reduce methane emissions, which includes increased monitoring frequency and more stringent repair requirements for new and modified oil and gas facilities. In addition, the EPA is proposing new nationwide emission guidelines for states to limit methane emissions from existing facilities.

PHMSA has submitted to the Federal Register an advisory bulletin underscoring to pipeline and pipeline facility operators requirements to minimize methane emissions in the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020. The PIPES Act directs pipeline operators to update their inspection and maintenance plans to address the elimination of hazardous leaks, and to minimize natural gas releases from pipeline facilities. The updated plans must also address the replacement or remediation at facilities that historically have been known to experience leaks.

In September 2021, we announced a 30% absolute GHG emissions reduction target, or 2.2 million metric tons, of our combined Scope 1 and Scope 2 emissions by 2030, compared with 2019 base-year levels. Scope 1 and 2 emissions represent our total operational emissions, including direct emissions from sources we operate and indirect emissions from the generation of purchased power. We anticipate several potential pathways toward achieving our emissions reduction target, which could include the electrification of certain natural gas compression assets across our operations, methane mitigation through best management practices and system optimizations. Additionally, we are identifying potential opportunities to collaborate with utilities and power generators to accelerate the availability of lower-carbon power options across our operations.

We participate in the EPA’s Natural Gas STAR Program and the Our Nation’s Energy (ONE) Future Coalition to voluntarily report methane emission reductions and to calculate our methane intensity. We continue to focus on maintaining low methane gas release rates through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

We believe it is likely that future governmental legislation and/or regulation on the federal, state or regional level may require us to limit GHG emissions associated with our operations, pay additional taxes or purchase allowances for certain emissions. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted.

For additional information regarding the potential impact of laws and regulations on our operations see Item 1A “Risk Factors.”

Pipeline Safety - We are subject to PHMSA safety regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas (HCAs). The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) increased maximum penalties for violating federal pipeline safety regulations, directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us and may result in the imposition of more stringent regulations.

In 2015, PHMSA issued notices of proposed rule-making for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities. For natural gas and natural gas gathering pipelines, the new proposed regulations became known as “the Mega Rule.” Due to the large number of rules being considered, PHMSA partitioned the new rule-making into three sections. The first section of rules was finalized and published in 2019 in the Federal Register and became effective in July 2020. These final rules mostly address congressional mandates due to former pipeline safety reauthorizations and established criteria for verifying current operating pressures. The second section of the PHMSA Gas Mega Rule, which is still not currently published, focuses on repair requirements for HCAs and non-HCAs. The third section of the Mega Rule established new regulations for certain gas gathering lines, which were formerly unregulated, and was published in November 2021 and will become effective in May 2022.

We do not anticipate the potential capital and operating expenditures related to the first and third sections of the rules to create a material impact to our planned capital or operations and maintenance costs. At this point, we do not fully know the impact of the regulations that remain to be finalized. Coupled together, these new rules may provide increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new or pending regulations.

In 2020, legislation was passed to reauthorize PHMSA through 2024. Certain requirements for operations and maintenance, integrity management, leak detection and public awareness will be subject to future rule-making as a result. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new regulations.

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for pollutants discharged into waters of the United States and requires remediation of waters affected by such discharge.

International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit GHG emissions, including initiatives directed at issues associated with climate change. We monitor all relevant legislation and regulatory initiatives to assess the potential impact on our operations and otherwise take efforts to limit GHG emissions from our facilities, including methane. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise.

Our 2020 total estimated GHG emissions were 66.7 million metric tons of carbon dioxide equivalents, which includes 3.8 million metric tons of Scope 1 emissions and 2.5 million metric tons of Scope 2 emissions. Scope 1 emissions originate from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as fugitive methane emissions, Scope 2 emissions are generated from purchased power sources and Scope 3 emissions reflect the carbon dioxide emissions that would result from the complete combustion or oxidation of the annual quantity of NGL products produced and sold or delivered to others. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional future regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any material costs, fees or expenses on any of these emissions.

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

Chemical Site Security - Homeland Security released the Chemical Facility Anti-Terrorism Standards in 2007, and the final rule associated with these regulations was issued in December 2014. We provided information regarding our chemicals via Top-Screens submitted to Homeland Security, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk. To date, one of our facilities has been given a Tier 4 rating. Facilities receiving a Tier 4 rating are required to complete Site Security Plans, including possible physical security enhancements. The cost of the Site Security Plans and security enhancements did not have a material impact on our results of operations, financial position or cash flows.

Pipeline Security - Homeland Security’s Transportation Security Administration (TSA) and the DOT have completed a review and inspection of our “critical facilities” and identified no material security issues. Also, the TSA has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.” We have reviewed our pipeline facilities according to the new guideline requirements, and there have been no material changes required to date.

The TSA issued two security directives in 2021 in response to ongoing cybersecurity threats to the pipeline industry. The first security directive was issued in May 2021 and requires critical pipeline owners and operators to (1) report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA); (2) designate a cybersecurity coordinator to be available 24 hours a day, seven days a week; (3) review current practices; and, (4) identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. The second security directive was issued in July 2021 and requires owners and operators of TSA-designated critical pipelines to implement specific mitigation measures to protect against ransomware and other known threats to information technology and operational technology systems, develop and implement a cybersecurity contingency and recovery plan, and conduct a cybersecurity architecture design review. While compliance with the security directives is utilizing significant internal and external resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

HUMAN CAPITAL

The long-term sustainability of our business is dependent on our continued ability to maintain a highly engaged workforce. To accomplish this, our business strategy includes attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.

As of December 31, 2021, we had 2,847 employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

Values - Our success relies on the skills, experience and dedication of our employees. We are committed to cultivating an inclusive and dynamic work environment where talented people can find opportunities to succeed, grow and contribute to the success of the company. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values, listed below, guide the way in which our employees conduct our business and operations.
•Safety & Environmental: we commit to a zero-incident culture for the well-being of our employees, contractors and communities and to operate in an environmentally responsible manner.
•Ethics: we act with honesty, integrity and adherence to the highest standards of personal and professional conduct.
•Diversity & Inclusion: we respect the uniqueness and worth of each employee and believe that a diverse, inclusive workforce is essential for a sense of belonging, engagement and performance.
•Excellence: we hold ourselves and others accountable to a standard of excellence through continuous improvement and teamwork.
•Service: we invest our time, effort and resources to serve each other, our customers and communities.
•Innovation: we seek to develop creative solutions by leveraging collaboration through ingenuity and technology.

Diversity and Inclusion - Our diversity and inclusion (D&I) strategy is a cross-functional effort that draws upon contributions from employees at all levels of the organization and is focused on enhancing the workplace to retain and attract talent. The strategy is guided by a D&I Council composed of a diverse group of employees who represent different demographics, work locations, points of view, roles and levels of seniority. We also have a team within our human resources department that is wholly dedicated to supporting our D&I efforts.

In 2021, we provided funding and support for five employee-led business resource groups (BRGs): a Black/African American Resource Group; an Indigenous/Native American Resource Group; a Latinx/Hispanic American Resource Group; a Veterans Resource Group; and a Women’s Resource Group. A new LGBTQ+ (Lesbian, Gay, Bisexual, Transgender, Queer and others) BRG has been approved for 2022. Each BRG’s purpose is to promote the attraction, development, motivation and retention of members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become a supporter of one or more of our BRGs.

We embed D&I concepts into our core leadership development curriculum and sponsor a number of internal programs intended to promote D&I. In addition, we seek to give back to the communities where we operate by partnering on initiatives to support underrepresented community members and local charitable organizations.

Employee Safety - The safety of our employees is critical to our operations and success. By promoting the safety of our employees, monitoring and investing in the integrity of our assets, we are enhancing the long-term sustainability of our businesses. We continuously assess the risks our employees face in their jobs, and we work to mitigate those risks through training, appropriate engineering controls, work procedures and other preventive safety programs. Reducing incidents and improving our personal safety incident rates are important, but we are not focused only on statistics. Low personal safety incident rates alone cannot prevent a large-scale incident, which is why we continue to focus on enhancing our Environmental, Safety and Health management systems and process safety programs, such as key risk/key control identification and knowledge sharing. We endeavor to operate our assets safely, reliably and in an environmentally responsible manner. We maintain mature and robust programs that guide trained staff in the completion of these activities, and we continue to enhance and improve these programs and our internal capabilities. With respect to COVID-19, we began implementing our return to office plan in early 2022, and we will continue to take safety precautions for our employees who work in the field or report to a ONEOK facility, such as increased facility access restrictions, workspace modifications, social distancing, face covering protocols and sanitation procedures.

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas, which have access to both rapid antigen and polymerase chain reaction COVID-19 testing. In response to COVID-19, we provided temporary benefit adjustments, including waiving charges for COVID-19 diagnostic tests and COVID-19 vaccines. Current resources include a dedicated employee information site that houses regular updates regarding COVID-19 and provides resources for prevention best practices, physical health, mental health and caregiver services. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and resolving claims. We offer full pay for maternity, paternity or adoption leave of up to 240 hours per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption and/or surrogacy. Additional benefits provided for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, fertility benefits, disease prevention and management programs and full pay while on bereavement or personal and family care leave.

We also provide the opportunity for our employees to help fellow employees through the ONE Trust Fund by contributing donated vacation hours or monetary donations. The ONE Trust Fund is a nonprofit, charitable organization run entirely by employee volunteers, that serves our employees in times of personal crises due to natural disasters, medical emergencies or other hardships.

Personal and Professional Development - We provide various options to assist with career growth and development. For employees just entering the workforce who desire to advance their career and continue to learn or for the professional who is interested in developing their skills, we provide education and training in a variety of areas, including leadership, functional and industry-specific topics, professional development and skill-building opportunities. Our organizational development and D&I teams provide live in-person and virtual classroom training, computer-based self-study and one-on-one coaching that is available to all employees.

We value education and assist eligible employees with the expense of furthering their education in job-related fields, including up to $5,000 per year in qualifying tuition expenses. We also may reimburse employees for certain job-related professional certification examination fees.

Recruiting - We make it a priority to attract, select, develop, motivate, challenge and retain the talent necessary to support our key business strategies. We use targeted recruitment events, maintain strong relationships with area technical schools, colleges and universities, and we offer compensation benefits and career opportunities that are designed to position us as an employer of choice. In response to COVID-19, we continue to recruit and hire new employees for critical positions primarily through virtual interviews. D&I continues to be a priority in recruiting, and we deploy sourcing strategies designed to access talent from groups that are historically underrepresented in our industry and workplace.

Retirement - We maintain a 401(k) Plan for our employees and match 100% of employee contributions up to 6% of eligible compensation each payroll period, subject to applicable tax limits. We also have a defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. Employees that do not participate in our defined benefit pension plan are eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan. As of December 31, 2021, 96% of eligible employees were contributing to our 401(k) Plan. For additional information about our retirement benefits, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	69	2011 to present	Chairman of the Board, ONEOK
Chairman of the Board		2007 to 2017	Chairman of the Board, ONEOK Partners
Pierce H. Norton II	62	2021 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2021 to present	Member of the Board of Directors, ONEOK
		2014 to 2021	President and Chief Executive Officer, ONE Gas, Inc.
		2014 to 2021	Member of the Board of Directors, ONE Gas, Inc.
Robert F. Martinovich	64	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK
Executive Vice President and Chief Administrative Officer		2015 to 2017	Executive Vice President and Chief Administrative Officer, ONEOK Partners
Walter S. Hulse III	58	2019 to present	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs		2017 to 2019	Chief Financial Officer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
		2015 to 2017	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
Kevin L. Burdick	57	2017 to present	Executive Vice President and Chief Operating Officer, ONEOK
Executive Vice President and Chief Operating Officer		2017	Executive Vice President and Chief Commercial Officer, ONEOK and ONEOK Partners
		2016 to 2017	Senior Vice President, Natural Gas Gathering and Processing, ONEOK Partners
Charles M. Kelley	63	2018 to present	Senior Vice President, Natural Gas, ONEOK
Senior Vice President, Natural Gas		2017 to 2018	Senior Vice President, Natural Gas Gathering & Processing, ONEOK
		2015 to 2017	Senior Vice President, Corporate Planning and Development, ONEOK and ONEOK Partners
Sheridan C. Swords	52	2017 to present	Senior Vice President, Natural Gas Liquids, ONEOK
Senior Vice President, Natural Gas Liquids		2013 to 2017	Senior Vice President, Natural Gas Liquids, ONEOK Partners
Stephen B. Allen	48	2017 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK
Senior Vice President, General Counsel and Assistant Secretary		2008 to 2017	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Mary M. Spears	42	2019 to present	Vice President and Chief Accounting Officer, ONEOK
Vice President and Chief Accounting Officer		2015 to 2019	Director, SEC Reporting, ONEOK
		2015 to 2017	Director, SEC Reporting, ONEOK Partners

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

Uncertainty remains regarding the duration of global impacts due to COVID-19. This uncertainty, and the occurrence of these events and measures taken in response, could further affect adversely our results of operations by, among other things, reducing demand for the services we provide, impacting our supply chains and the availability and efficiency of our workforce, creating operational challenges and impacting our ability to access capital markets. The degree to which the pandemic further impacts our business and results of operations will depend on future developments beyond our control, including the success of vaccination efforts and the effectiveness of such vaccines against future mutations of the COVID-19 virus, how quickly and to what extent economic and operating conditions resume to pre-COVID-19 levels, and the severity and duration of reduced global and regional economic activity resulting from the pandemic.

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

Increasing attention to ESG matters, including climate change, may impact our business.

There are increasing expectations that companies across all industries address ESG matters, including climate change. Changes in regulatory policies, public sentiment or widespread adoption of technologies that aim to address climate change through reducing GHG emissions may result in a reduction in the demand for hydrocarbon products, restrictions on their use or increased use of renewable energy. These changes could reduce the demand for our services, impacting our business, results of operations, financial position and cash flows.

In addition, increasing attention to climate change has resulted in an increased likelihood of governmental regulations, investigations, shareholder activism and private litigation, which could increase our costs or otherwise affect adversely our business. For example, there are plans to propose new climate change disclosure requirements this year. While we do not know what form those requirements may take, we may face increased costs associated with complying with any new climate disclosure requirements.

Certain investors are increasingly focused on ESG matters, including climate change. Further, organizations that provide information to investors on corporate governance and related matters have also increased their focus on ESG matters and have developed ratings processes for evaluating companies on various ESG initiatives. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us. Due to climate change concerns, some investors may choose to either not invest, or to reduce their investment, in companies that gather, process, fractionate, transport, store or market products derived from hydrocarbons. If this negative investor sentiment increases, we may see reduced demand for our securities, which could impact our liquidity or the value of our securities. Additionally, certain large institutional lenders have begun to announce their own policies to meet publicly announced climate commitments, which often involve commitments to shift lending activities in the energy sector to meet GHG emissions goals. As a result, certain institutional lenders may impose additional requirements on us, or decide not to lend to us, based on ESG concerns, which could adversely affect our access to capital on reasonable terms or at all and, as a result, our financial condition. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could also negatively affect our ability to access capital or cause us to receive less favorable terms and conditions in future financings.

In September 2021, we announced a 30% absolute GHG reduction target, or 2.2 million metric tons, of our combined Scope 1 and Scope 2 emissions by 2030, compared with 2019 base-year levels. To the extent that the potential pathways we have identified to achieve this emissions reduction target are not available to us, or to the extent we otherwise are unable to make progress toward other ESG-related targets we may establish, we may face additional costs to meet these targets, or we may fail to meet them entirely, which could negatively impact our business and reputation.

We may be subject to physical and financial risks associated with climate change.

The threat of global climate change may create physical and financial risks to our business. Some of our customers’ energy needs vary with weather conditions, primarily temperature. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornados, freezing temperatures and snow or ice storms. To the extent the severity or frequency of extreme weather events increases, this could increase our cost of providing services, including the cost of insurance, and decrease the availability of certain insurance coverages. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

Our operations are subject to operational hazards and unforeseen interruptions, which could affect adversely our business and for which we may not be adequately insured.

Our operations are subject to all the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, infectious disease including a pandemic, cybersecurity attacks, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods, and other similar events beyond our control. Extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages, any of which can negatively impact our business, results of operations, financial position and cash flows. Further, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce our revenues and increase expenses, thereby impairing our ability to meet our obligations.

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

To manage the risk from market price fluctuations in natural gas, NGLs, crude oil and electricity prices, we may use derivative instruments such as swaps, futures, forwards and options. However, we do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk. Further, hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we may contract for fixed-rate swap instruments to hedge variable-rate instruments and the fixed rate exceeds the variable rate. Finally, hedging arrangements for forecasted sales and purchases are used to reduce our exposure to commodity price fluctuations and may limit the benefit we would otherwise receive if market prices for natural gas, crude oil and NGLs differ from the stated price in the hedge instrument for these commodities.

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

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these information technology systems, networks and services include, but are not limited to:
•controlling our plants and pipelines with industrial control systems including Supervisory Control and Data Acquisition;
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

Due to increased technology advances and an increase in remote work arrangements due to the COVID-19 pandemic, we have become more reliant on technology to help increase efficiency in our businesses. We use software to help manage and operate our businesses, and this may subject us to increased risks. According to experts, since the beginning of the COVID-19 pandemic there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems, or those of our vendors, could result in a disruption of our operations, physical or environmental damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in anticipating, detecting or preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to identify, assess and remedy such events. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, including sufficient insurance, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations or contractual obligations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and the TSA security directives issued in May and July 2021, have utilized significant internal and external resources, and any potential future statutes, regulations or orders could lead to further increased regulatory compliance costs, insurance coverage costs or capital expenditures. We cannot predict the potential impact to our business resulting from additional regulations.

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

We may not be able to accurately estimate hydrocarbon reserves and production volumes expected to be delivered to us for a variety of reasons, including the unavailability of sufficiently detailed information and unanticipated changes in producers’ expected drilling schedules. Accordingly, we may not have accurate estimates of total reserves committed to our assets, the anticipated life of such reserves or the expected volumes to be produced from those reserves. In such event, if we are unable to secure additional sources, then the volumes that we gather, process, fractionate and transport in the future could be less than anticipated. A decline in such volumes could affect adversely our business, results of operations, financial position and cash flows.

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

Natural gas and NGL measurement adjustments occur as part of the normal operating conditions associated with our assets. The quantification and resolution of measurement adjustments are complicated by several factors including: (i) the significant quantities (i.e., thousands) of measurement equipment that we use across our natural gas and NGL systems, primarily around our gathering and processing assets; (ii) varying qualities of natural gas in the streams gathered and processed through our systems and the mixed nature of NGLs gathered and fractionated; and (iii) variances in measurement that are inherent in metering technologies and standards. Each of these factors may contribute to measurement adjustments that may occur on our systems, which could affect adversely our business, results of operations, financial position and cash flows.

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
•change to federal, state and local taxation;
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

We believe it is likely that future governmental legislation and/or regulation on the federal, state or regional level may require us either to limit GHG emissions associated with our operations, pay additional taxes or to purchase allowances for certain emissions. These legislative and/or regulatory initiatives could make some of our activities uneconomic to maintain or operate. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG regulatory requirements. Our future results of operations, financial position or cash flows could be affected adversely if such costs are not recovered or otherwise passed on to our customers.

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
•the Clean Water Act and analogous state laws that regulate discharge of wastewater from our facilities into state and federal waters;
•the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; and
•the federal Resource Conservation and Recovery Act (RCRA) and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

Recently, the EPA has proposed updating the New Source Performance Standards Subpart OOOO regulations to further reduce methane emissions, which includes increased monitoring frequency and more stringent repair requirements for new and modified oil and gas facilities. In addition, the EPA is proposing new nationwide emission guidelines for states to limit methane emissions from existing facilities. We cannot predict the potential impact to our business resulting from these additional regulations and guidelines.

Various federal and state governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them. Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several, strict liability may be incurred without regard to fault under the CERCLA, RCRA and analogous state laws for the remediation of contaminated areas.

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

Increased litigation challenging oil and gas development, changes to laws, regulations and policies, as well as changes in regulators’ interpretation or application of such laws, regulations and policies could impact our business. These actions could, among other things, impact our customers’ activities, our existing permits and our ability to obtain permits for new development projects, which could affect adversely our business, financial position, or results of operations.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021, the administrator of LIBOR, the ICE Benchmark Administration, announced all U.S. dollar LIBOR tenors will continue to be published through June 2023, with the exception of one-week and two-month tenors, which ceased at the end of 2021. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee, a U.S.-based steering committee composed of large US financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended SOFR Term rates. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that is established, there are many uncertainties regarding a transition from LIBOR, including how this will impact the cost of our variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, although financial institutions are increasingly utilizing SOFR in credit facilities, it is unknown whether SOFR or any other alternative reference rate will attain market acceptance as a replacement for LIBOR.

Our $2.5 Billion Credit Agreement includes provisions that grant the administrative agent discretion to establish a replacement rate for LIBOR, if necessary, which could increase our short-term borrowing costs for amounts issued under this facility.

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

As of December 31, 2021, we had total indebtedness of $13.6 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
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

GENERAL RISK FACTORS

Holders of our common stock may receive dividends that vary from anticipated amounts, or no dividends at all.

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

We are connected to market areas located in the Mid-Continent, Rocky Mountain, Permian Basin, Midwest markets, including Chicago, Illinois, and Gulf Coast regions of the U.S. Our counterparties are primarily major integrated and independent exploration and production, pipeline, marketing and petrochemical companies and natural gas and electric utilities. Therefore, our counterparties may be similarly affected by changes in economic, regulatory or other factors that may affect our overall credit risk.

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

We have a defined benefit pension plan for certain employees and former employees, which closed to new participants in 2005, and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees hired prior to 2017 who retire with at least five years of full-time service. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs. For further discussion of our defined benefit pension plan and postretirement welfare plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

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

At February 22, 2022, there were 13,198 holders of record of our 446,213,285 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans, see Note J of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian Midstream Energy Select Index and a ONEOK Peer Group during the period beginning on December 31, 2016, and ending on December 31, 2021.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2016, and at the End of Every Year Through December 31, 2021.

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
ONEOK, Inc.
S&P 500 Index
ONEOK Peer Group
Alerian Midstream Energy Select Index

	Cumulative Total Return
	Years Ended December 31,
	2017	2018	2019	2020	2021

ONEOK, Inc.	$97.92	$104.07	$153.80	$87.11	$143.59
S&P 500 Index	$121.83	$116.49	$153.17	$181.35	$233.41
ONEOK Peer Group (a)	$93.45	$77.86	$87.11	$64.37	$91.97
Alerian Midstream Energy Select Index (b)	$100.76	$82.95	$101.49	$77.72	$109.39
(a) - The ONEOK Peer Group is composed of the following companies: DCP Midstream, LP; Energy Transfer LP; EnLink Midstream, LLC; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Magellan Midstream Partners, L.P.; MPLX LP; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Targa Resources Corp.; and The Williams Companies, Inc.
(b) - The Alerian Midstream Energy Select Index measures the composite performance of approximately 33 North American energy infrastructure companies who are engaged in midstream activities involving energy commodities.

ITEM 6.    [RESERVED]

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

Market Conditions - We experienced earnings growth from increased volumes in 2021, compared with 2020, due primarily to increased producer activity and rising gas-to-oil ratios in the Rocky Mountain region, production curtailments in 2020, increased ethane production in the Rocky Mountain region and higher commodity prices in both our Natural Gas Gathering and Processing and Natural Gas Liquids segments, highlighting both the resiliency of our integrated assets and the economic recovery from the pandemic.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate period to period. Ethane volumes under long-term contracts delivered to our NGL system increased approximately 55 MBbl/d to an average of 430 MBbl/d in 2021, compared with 375 MBbl/d in 2020, due primarily to changes in ethane extraction economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system. Ethane recovery opportunities will fluctuate based on regional natural gas pricing and ethane economics.

Growth Projects - We operate an integrated, reliable and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. Our publicly announced capital-growth projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Bear Creek plant expansion and related infrastructure	200 MMcf/d processing plant expansion and related gathering infrastructure in the Williston Basin	$405	Completed
	Supported by acreage dedications with long-term primarily fee-based contracts
Demicks Lake III plant	200 MMcf/d processing plant in the core of the Williston Basin	$188 (b)	First Quarter 2023
	Supported by acreage dedications with primarily fee-based contracts
Natural Gas Liquids
Arbuckle II pipeline expansion	Increased mainline capacity with additional pump facilities	$60	Completed
	Increased capacity to 500 MBbl/d
MB-5 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$750 (c)	Third Quarter 2023
(a) - Excludes capitalized interest/AFUDC.
(b) - In November 2021, we announced that we restarted construction of the Demicks Lake III natural gas processing plant. Upon announcement, the expected cost to complete was approximately $140 million.
(c) - In November 2021, we announced that we restarted construction of the MB-5 NGL fractionator. Upon announcement, the expected cost to complete was approximately $250 million.

Debt Repayments - In November 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

In 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

Dividends - During 2021, we paid common stock dividends totaling $3.74 per share, which is consistent with the prior year. In February 2022, we paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
Financial Results	2021	2020	2019	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$15,180.3	$7,255.2	$8,916.1	7,925.1	(1,660.9)
Services	1,360.0	1,287.0	1,248.3	73.0	38.7
Total revenues	16,540.3	8,542.2	10,164.4	7,998.1	(1,622.2)
Cost of sales and fuel (exclusive of items shown separately below)	12,256.7	5,110.1	6,788.0	7,146.6	(1,677.9)
Operating costs	1,067.0	886.1	982.9	180.9	(96.8)
Depreciation and amortization	621.7	578.7	476.5	43.0	102.2
Impairment charges	—	607.2	—	(607.2)	607.2
(Gain) loss on sale of assets	(1.4)	(1.3)	2.6	0.1	3.9
Operating income	$2,596.3	$1,361.4	$1,914.4	1,234.9	(553.0)
Equity in net earnings from investments	$122.5	$143.2	$154.5	(20.7)	(11.3)
Impairment of equity investments	$—	$(37.7)	$—	(37.7)	37.7
Interest expense, net of capitalized interest	$(732.9)	$(712.9)	$(491.8)	20.0	221.1
Net income	$1,499.7	$612.8	$1,278.6	886.9	(665.8)
Diluted EPS	$3.35	$1.42	$3.07	1.93	(1.65)
Adjusted EBITDA	$3,379.7	$2,723.7	$2,580.2	656.0	143.5
Capital expenditures	$696.9	$2,195.4	$3,848.3	(1,498.5)	(1,652.9)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income, and, therefore, the impact is largely offset between these line items.

2021 vs. 2020 - Operating income increased $1.2 billion primarily as a result of the following:
•an increase of $607.2 million due to noncash impairment charges in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in 2020;
•Natural Gas Liquids - increases of $421.4 million in exchange services related primarily to higher volumes in the Rocky Mountain region, the Mid-Continent region and Permian Basin and wider commodity price differentials, and $98.3 million in optimization and marketing. These increases were offset partially by a decrease of $46.2 million from the impact of Winter Storm Uri in exchange services;
•Natural Gas Gathering and Processing - increases of $143.5 million due primarily to lower realized prices in 2020 impacting our fee with POP contracts and $115.8 million from higher volumes due primarily to increased production and rising gas-to-oil ratios in the Rocky Mountain region in 2021 and production curtailments in 2020; and
•Natural Gas Pipelines - an increase of $109.1 million due to primarily to increased natural gas sales; offset by
•an increase of $180.9 million in consolidated operating costs due primarily to higher employee costs related to short-term incentives, property taxes, outside services and the impact of a loss on the mark-to-market of our share-based deferred compensation plan in 2021 compared with a benefit in 2020; and
•an increase of $43.0 million in depreciation expense due to capital projects placed in service.

Net income and diluted EPS increased due primarily to the items discussed above and noncash impairment charges related to equity investments in our Natural Gas Gathering and Processing and Natural Gas Liquids segments in the prior year. These increases were offset partially by higher income taxes, higher interest expense related to lower capitalized interest and lower equity AFUDC due to completed projects, lower equity in net earnings from investments and a gain in 2020 on extinguishment of debt related to open market repurchases.

Capital expenditures decreased due primarily to our completed and paused capital-growth projects.

Additional information regarding our financial results and operating information is provided in the discussions for each of our segments.

Selected Financial Results and Operating Information for the Year Ended December 31, 2020 vs. 2019 - The consolidated and segment financial results and operating information for the year ended December 31, 2020, compared with the year ended December 31, 2019, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
Financial Results	2021	2020	2019	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,821.2	$889.4	$1,224.4	1,931.8	(335.0)
Residue natural gas sales	1,483.9	771.5	966.1	712.4	(194.6)
Gathering, compression, dehydration and processing fees and other revenue	156.4	159.2	178.1	(2.8)	(18.9)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,226.1)	(844.0)	(1,302.3)	2,382.1	(458.3)
Operating costs, excluding noncash compensation adjustments	(351.4)	(320.0)	(352.8)	31.4	(32.8)
Equity in net earnings (loss) from investments	3.8	(1.1)	(6.3)	4.9	5.2
Other	1.3	(5.0)	(4.5)	6.3	(0.5)
Adjusted EBITDA	$889.1	$650.0	$702.7	239.1	(52.7)
Impairment charges	$—	$566.1	$—	(566.1)	566.1
Capital expenditures	$275.2	$446.1	$926.5	(170.9)	(480.4)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2021 vs. 2020 - Adjusted EBITDA increased $239.1 million, primarily as a result of the following:
•an increase of $143.5 million due primarily to lower realized prices, net of hedging, in 2020 impacting our fee with POP contracts; and
•an increase of $115.8 million from higher volumes due primarily to increased production and rising gas-to-oil ratios in the Rocky Mountain region in 2021 and production curtailments in 2020, offset partially by natural production declines in the Mid-Continent region; and
•an increase of $7.3 million from a gain on the partial sale of an equity investment; offset by
•an increase of $31.4 million in operating costs due primarily to higher employee costs related to short-term incentives.

Capital expenditures decreased due primarily to completed capital-growth projects in 2020.

	Years Ended December 31,
Operating Information (a)	2021	2020	2019
Natural gas gathered (BBtu/d)	2,736	2,553	2,753
Natural gas processed (BBtu/d) (b)	2,515	2,364	2,555
Average fee rate ($/MMBtu)	$1.04	$0.89	$0.92
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2021 vs. 2020 - Our natural gas gathered and natural gas processed volumes increased due primarily to increased producer activity and rising gas-to-oil ratios in the Rocky Mountain region and the impact of curtailed production in 2020, offset partially by natural production declines in the Mid-Continent region.

Our average fee rate increased due primarily to production curtailments in the second quarter 2020 on producer contracts with higher fees and lower POP components in the Rocky Mountain region. As these curtailed volumes have returned to our system and producer activity has continued to increase, the Rocky Mountain region’s contribution to our average fee rate increased in 2021.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Impairments - The year ended December 31, 2020, includes $382.2 million of noncash impairment charges related primarily to certain long-lived asset groups in the Powder River Basin, western Oklahoma and Kansas that were not recoverable, a

$153.4 million noncash impairment charge related to goodwill and a $30.5 million noncash impairment charge related to our 10.2% investment in Venice Energy Services Company.

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

In 2021, we connected one third-party natural gas processing plant in the Permian Basin and one third-party natural gas processing plant in the Rocky Mountain region to our NGL system. In addition, one affiliate natural gas processing plant in the Rocky Mountain region connected to our system was expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
Financial Results	2021	2020	2019	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$13,653.1	$6,409.3	$7,910.8	7,243.8	(1,501.5)
Exchange service revenues and other	559.2	497.8	424.2	61.4	73.6
Transportation and storage revenues	179.6	182.9	197.5	(3.3)	(14.6)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(11,939.7)	(5,108.6)	(6,690.9)	6,831.1	(1,582.3)
Operating costs, excluding noncash compensation adjustments	(499.4)	(396.4)	(434.4)	103.0	(38.0)
Equity in net earnings from investments	21.0	39.9	65.1	(18.9)	(25.2)
Other	(10.2)	(7.7)	(6.5)	(2.5)	(1.2)
Adjusted EBITDA	$1,963.6	$1,617.2	$1,465.8	346.4	151.4
Impairment charges	$—	$78.8	$—	(78.8)	78.8
Capital expenditures	$306.9	$1,655.8	$2,796.6	(1,348.9)	(1,140.8)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2021 vs. 2020 - Adjusted EBITDA increased $346.4 million primarily as a result of the following:
•an increase of $421.4 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$261.6 million in higher volumes primarily in the Rocky Mountain region, Mid-Continent region and Permian Basin, offset partially by lower volumes in the Barnett Shale,
◦$98.9 million related to wider commodity price differentials,
◦$63.8 million in lower transportation costs in the Rocky Mountain region, and
◦$12.9 million related to recognition of proceeds previously considered a gain contingency; and
•an increase of $98.3 million in optimization and marketing due primarily to wider location and commodity price differentials, increased activities during Winter Storm Uri and higher optimization volumes; offset by
•the negative impact of Winter Storm Uri of $46.2 million in exchange services due primarily to decreased volumes across our operations and higher electricity costs;
•an increase of $103.0 million in operating costs due primarily to increased property taxes associated with our completed capital-growth projects, higher employee costs related to short-term incentives and higher outside services; and
•a decrease of $18.9 million from lower equity in net earnings from investments due primarily to lower volumes on Overland Pass Pipeline.

Capital expenditures decreased due primarily to completed and paused capital-growth projects in 2020.

	Years Ended December 31,
Operating Information	2021	2020	2019
Raw feed throughput (MBbl/d) (a)	1,198	1,084	1,079
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$(0.01)	$0.01	$0.07
(a) - Represents physical raw feed volumes on which we charge a fee for transportation and/or fractionation services.

2021 vs. 2020 - Volumes increased due primarily to increased production primarily in the Rocky Mountain region, Mid-Continent region and Permian Basin, increased ethane production in the Rocky Mountain region, and the impact of curtailed production across our system in 2020, offset partially by the impact of Winter Storm Uri in 2021 and lower volumes in the Barnett Shale.

Impairments - The year ended December 31, 2020, includes $71.6 million of noncash impairment charges related primarily to certain inactive assets and a $7.2 million noncash impairment charge related to our 50% investment in Chisholm Pipeline Company.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
Financial Results	2021	2020	2019	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$412.9	$401.7	$393.7	11.2	8.0
Storage revenues	77.6	68.4	72.6	9.2	(4.2)
Residue natural gas sales and other revenues	116.4	9.9	5.7	106.5	4.2
Cost of sales and fuel (exclusive of depreciation and operating costs)	(11.2)	(6.8)	(4.6)	4.4	2.2
Operating costs, excluding noncash compensation adjustments	(162.1)	(137.2)	(150.8)	24.9	(13.6)
Equity in net earnings from investments	97.8	104.4	95.7	(6.6)	8.7
Other	(3.6)	(3.0)	(3.5)	(0.6)	0.5
Adjusted EBITDA	$527.8	$437.4	$408.8	90.4	28.6
Capital expenditures	$92.6	$71.9	$99.2	20.7	(27.3)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

2021 vs. 2020 - Adjusted EBITDA increased $90.4 million primarily as a result of the following:
•an increase of $109.1 million due primarily to higher average natural gas prices on 5.2 Bcf of natural gas sales in the first quarter 2021 of volumes previously held in inventory, compared with 1.2 Bcf in the first quarter 2020; and
•an increase of $8.9 million from storage services due primarily to higher storage rates; and
•an increase of $4.7 million in transportation services due primarily to higher park-and-loan revenue and higher interruptible transportation revenue in the first quarter 2021, offset partially by a favorable $13.5 million contract settlement in April 2020; offset by
•an increase of $24.9 million in operating costs due primarily to higher employee costs related primarily to short-term incentives, higher outside services and supplies expenses; and
•a decrease of $6.6 million from lower equity in net earnings from investments due primarily to decreased firm transportation revenues on Northern Border Pipeline.

Capital expenditures increased in 2021 due primarily to capital-growth projects.

	Years Ended December 31,
Operating Information (a)	2021	2020	2019
Natural gas transportation capacity contracted (MDth/d)	7,395	7,461	7,618
Transportation capacity contracted	95%	96%	98%
(a) - Includes volumes for consolidated entities only.

Roadrunner, in which we have a 50% ownership interest, has contracted all of its westbound capacity through 2041.

Northern Border Pipeline, in which we have a 50% ownership interest, has contracted substantially all of its long-haul transportation capacity through the fourth quarter 2022.

In February 2021, our subsidiary, Midwestern Gas Transmission Company (Midwestern), filed a proposed change in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2022, Midwestern filed a Stipulation and Offer of Settlement with the FERC for approval. Pending approval by the FERC, the proposed settlement is not expected to impact materially our results of operations.

NON-GAAP FINANCIAL MEASURES

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(Unaudited)	2021	2020	2019
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$1,499,706	$612,809	$1,278,577
Add:
Interest expense, net of capitalized interest	732,924	712,886	491,773
Depreciation and amortization	621,701	578,662	476,535
Income tax expense	484,498	189,507	372,414
Impairment charges	—	644,930	—
Noncash compensation expense (a)	42,592	8,540	26,699
Equity AFUDC and other noncash items	(1,681)	(23,661)	(65,811)
Adjusted EBITDA (b)	$3,379,740	$2,723,673	$2,580,187
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$889,127	$650,036	$702,650
Natural Gas Liquids	1,963,639	1,617,241	1,465,765
Natural Gas Pipelines	527,810	437,426	408,816
Other (b)	(836)	18,970	2,956
Adjusted EBITDA	$3,379,740	$2,723,673	$2,580,187
(a) - Year ended December 31, 2021 and 2020, includes a loss of $7.4 million and a benefit of $11.2 million, respectively, related to the mark-to-market of our share-based deferred compensation plan.
(b) - Year ended December 31, 2020, includes corporate net gains of $22.3 million on extinguishment of debt related to open market repurchases.

CONTINGENCIES

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of regulatory and environmental matters.

Other Legal Proceedings - We are a party to various legal proceedings that have arisen in the normal course of our operations. While the results of these proceedings cannot be predicted with certainty, we believe the reasonably possible losses from such proceedings, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, quarterly cash dividends, capital expenditures and maturities of long-term debt. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024 and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Annual Report.

Guarantees and Cash Management - In 2020, the SEC amended Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required, as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are non-guarantors, and substantially all the assets and operations reside with non-guarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, see Note F of the Notes to Consolidated Financial Statements in this Annual Report.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of December 31, 2021, we are in compliance with all covenants of our $2.5 Billion Credit Agreement.

At December 31, 2021, we had no borrowings under our $2.5 Billion Credit Agreement and $146.4 million of cash and cash equivalents.

We had a working capital (defined as current assets less current liabilities) deficit of $810.2 million and a working capital surplus of $525.2 million as of December 31, 2021, and December 31, 2020, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) scheduled debt payments, (c) the funding of capital expenditures, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances; our working capital deficit at December 31, 2021, was driven primarily by current maturities of long-term debt and our working capital surplus at December 31, 2020, was driven primarily by cash on hand. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

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

Debt Repayments - In November 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

In 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

Material Commitments - We have material cash commitments related to our capital expenditures, senior notes and corresponding interest payments, which we expect to fund through our sources of cash inflows discussed above. Our senior notes and interest payments are discussed in Note F of the Notes to Consolidated Financial Statements in this Annual Report. We also have cash commitments related to transportation, storage and other commercial contracts, as well as our financial and physical derivative obligations, which we expect to fund with cash from operations.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating or environmental efficiencies as growth capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

The following table sets forth our growth and maintenance capital expenditures, excluding AFUDC, for the periods indicated:

Capital Expenditures	2021	2020	2019
	(Millions of dollars)
Natural Gas Gathering and Processing	$275.2	$446.1	$926.5
Natural Gas Liquids	306.9	1,655.8	2,796.6
Natural Gas Pipelines	92.6	71.9	99.2
Other	22.2	21.6	26.0
Total capital expenditures	$696.9	$2,195.4	$3,848.3

Total capital expenditures decreased in 2021, compared with 2020, due primarily to our completed capital-growth projects in the prior year. We expect our 2022 capital expenditures to increase relative to 2021 due to our publicly announced capital-growth projects. See discussion of our announced capital-growth projects in the “Recent Developments” section.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $900-$1,050 million in 2022.

Credit Ratings - Our long-term debt credit ratings as of February 22, 2022, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2021, we paid common stock dividends of $3.74 per share, which is consistent with prior year. In February 2022, we paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In 2021, we paid dividends of $1.1 million for the Series E Preferred Stock. In February 2022, we paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock.

For the year ended December 31, 2021, our cash flows from operations exceeded dividends paid by $878.8 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,546.3	$1,899.0	$1,946.8
Investing activities	(665.3)	(2,270.5)	(3,768.8)
Financing activities	(2,259.1)	875.0	1,831.0
Change in cash and cash equivalents	(378.1)	503.5	9.0
Cash and cash equivalents at beginning of period	524.5	21.0	12.0
Cash and cash equivalents at end of period	$146.4	$524.5	$21.0

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

2021 vs. 2020 - Cash flows from operating activities, before changes in operating assets and liabilities, increased $628.5 million due primarily to higher net income resulting from higher exchange services in our Natural Gas Liquids segment, higher realized prices and increased volumes in our Natural Gas Gathering and Processing segment and natural gas sales in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $141.8 million for the year ended December 31, 2021, compared with a decrease of $160.5 million for the same period in 2020. The change is due primarily to changes in accounts payable resulting from the timing of payments to vendors, suppliers and other third parties and changes in commodity prices, which vary from period to period; changes in risk-management assets and liabilities, which include a loss in 2020 on the settlement of $750 million of our forward interest-rate swaps related to our March 2020 issuances of senior unsecured notes and changes in the fair value of risk-management assets and liabilities, which vary from period to period and with changes in commodity prices and interest rates; and changes in other assets and liabilities; offset partially by changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in storage, both of which vary from period to period and with changes in commodity prices.

Investing Cash Flows

2021 vs. 2020 - Cash used in investing activities decreased $1.6 billion due primarily to reduced capital expenditures related to our completed capital-growth projects.

Financing Cash Flows

2021 vs. 2020 - Cash from financing activities decreased $3.1 billion due primarily to the issuances of $3.25 billion in long-term debt and issuance of common stock in 2020, offset partially by repayments of long-term debt of $0.6 billion in 2021 compared with repayments of $1.5 billion in 2020.

Cash Flow Analysis for the Year Ended December 31, 2020 vs. 2019 - The cash flow analysis for the year ended December 31, 2020, compared with the year ended December 31, 2019, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

Our commodity derivatives are generally valued using quoted prices published by an exchange. Our fair value measurements classified as Level 3 are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk at certain market locations. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. We believe any measurement uncertainty at December 31, 2021, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship. When possible, we implement effective hedging strategies using derivative financial instruments that qualify as hedges for accounting purposes. We have not used derivative instruments for trading purposes. For a derivative designated as a cash flow hedge, the gain or loss from a change in fair value of the derivative instrument is deferred in accumulated other comprehensive loss until the forecasted transaction affects earnings, at which time the fair value of the derivative instrument is reclassified into earnings.

We assess hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective. We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as effective cash flow hedges. However, if a derivative instrument is ineligible for cash flow hedge accounting or if we fail to appropriately designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded in earnings. Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings. For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

See Notes A, B and C of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. If further testing is necessary or a quantitative test is elected, we perform a Step 1 analysis for goodwill impairment.

In a Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Our impairment tests require the use of assumptions and estimates, such as industry economic factors and the profitability of future business strategies. To estimate the fair value of these assets and investments, we use two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis includes the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating margins, operating and maintenance costs and capital expenditures. Under the market approach, our inputs include EBITDA multiples, which are estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

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
•the pace of technological advancements and industry innovation, including those focused on reducing GHG emissions and advancing other climate-related initiatives, and our ability to take advantage of those innovations and developments;
•the effectiveness of our risk-management strategies, including mitigating cyber- and climate-related risks;

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
•the necessity to direct our focus on maintaining and enhancing our existing assets instead of efforts to reduce our GHG emissions;
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
•the results of governmental actions, administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, Homeland Security, the PHMSA, the EPA and the CFTC;
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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	December 31, 2021	December 31, 2020
	(Millions of dollars)
Crude oil and NGLs	$40.6	$20.0
Natural gas	11.5	10.6
Total change in estimated fair value of commodity contracts	$52.1	$30.6

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.7	$0.96	/ gallon	69%
Condensate (MBbl/d) - WTI-NYMEX	1.6	$63.10	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	109.5	$3.27	/ MMBtu	75%

	Year Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	0.9	$1.11	/ gallon	5%
Condensate (MBbl/d) - WTI-NYMEX	0.2	$74.95	/ Bbl	7%
Natural gas (BBtu/d) - NYMEX and basis	17.3	$5.06	/ MMBtu	11%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2021. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the years ending December 31, 2022 and 2023, by $2.6 million and $2.7 million, respectively;
•a $1.00 per barrel change in the price of crude oil would change adjusted EBITDA for the years ending December 31, 2022 and 2023, by $0.8 million and $0.9 million, respectively; and
•a $0.10 per MMBtu change in the price of residue natural gas would change adjusted EBITDA for the years ending December 31, 2022 and 2023, by $5.3 million and $5.5 million, respectively.

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-

rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At December 31, 2021 and 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges. At December 31, 2021 and 2020, we had derivative liabilities of $145.5 million and $203.4 million, respectively, related to these interest-rate swaps.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest-rate derivative instruments as of the dates indicated:

	December 31, 2021	December 31, 2020
	(Millions of dollars)
Forward-starting interest-rate swaps	$19.6	$12.9

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

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2021 and 2020, approximately 90% of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. In 2021 and 2020, approximately 70% and 75%, respectively, of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2021 and 2020, approximately 85% of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Valuation of Level 3 Commodity Derivative Assets and Liabilities

As described in Notes A and B to the consolidated financial statements, the Company’s level 3 commodity contracts derivative assets and liabilities total $9.3 million and $123.6 million, respectively, as of December 31, 2021. As disclosed by management, commodity price risk includes basis risk, which is the difference in price between various locations where commodities are purchased and sold. Management records all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery. Many of the contracts in its derivative portfolio are executed in liquid markets where price transparency exists. Fair value measurements classified as Level 3 are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk. These measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves, that incorporate market data from broker quotes and third-party pricing services. The commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 1, 2022

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$15,180,264	$7,255,259	$8,916,047
Services	1,360,045	1,286,983	1,248,320
Total revenues (Note P)	16,540,309	8,542,242	10,164,367
Cost of sales and fuel (exclusive of items shown separately below)	12,256,655	5,110,146	6,788,040
Operations and maintenance	900,420	761,176	863,708
Depreciation and amortization	621,701	578,662	476,535
Impairment charges (Notes D and E)	—	607,200	—
General taxes	166,668	125,028	119,156
(Gain) loss on sale of assets	(1,394)	(1,327)	2,575
Operating income	2,596,259	1,361,357	1,914,353
Equity in net earnings from investments (Note M)	122,520	143,241	154,541
Impairment of equity investments (Note M)	—	(37,730)	—
Allowance for equity funds used during construction	1,682	23,662	64,815
Other income (expense)	(3,333)	24,672	9,055
Interest expense (net of capitalized interest of $25,150, $75,436 and $107,275, respectively)	(732,924)	(712,886)	(491,773)
Income before income taxes	1,984,204	802,316	1,650,991
Income taxes (Note L)	(484,498)	(189,507)	(372,414)
Net income	1,499,706	612,809	1,278,577
Less: Preferred stock dividends	1,100	1,100	1,100
Net income available to common shareholders	$1,498,606	$611,709	$1,277,477

Basic EPS (Note I)	$3.36	$1.42	$3.09

Diluted EPS (Note I)	$3.35	$1.42	$3.07
Average shares (thousands)
Basic	446,403	431,105	413,560
Diluted	447,403	431,782	415,444
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Net income	$1,499,706	$612,809	$1,278,577
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $60,896, $49,292 and $44,149, respectively	(203,868)	(165,023)	(147,803)
Derivative amounts reclassified to net income, net of tax of $(69,134), $(6,313) and $6,058, respectively	228,999	21,097	(21,057)
Change in retirement and other postretirement benefit plan obligations, net of tax of $(14,929), $7,812 and $2,910, respectively	49,976	(26,154)	(9,696)
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(1,490), $2,201 and $2,152, respectively	4,991	(7,369)	(7,205)
Total other comprehensive income (loss), net of tax	80,098	(177,449)	(185,761)
Comprehensive income	$1,579,804	$435,360	$1,092,816
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$146,391	$524,496
Accounts receivable, net	1,441,786	829,796
Materials and supplies	153,019	143,178
NGLs and natural gas in storage	427,880	227,810
Commodity imbalances	39,609	11,959
Other current assets	165,689	132,536
Total current assets	2,374,374	1,869,775
Property, plant and equipment
Property, plant and equipment	23,820,539	23,072,935
Accumulated depreciation and amortization	4,500,665	3,918,007
Net property, plant and equipment (Note D)	19,319,874	19,154,928
Investments and other assets
Investments in unconsolidated affiliates (Note M)	797,613	805,032
Goodwill and net intangible assets (Note E)	763,295	773,723
Other assets	366,457	475,296
Total investments and other assets	1,927,365	2,054,051
Total assets	$23,621,613	$23,078,754

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2021	2020
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note F)	$895,814	$7,650
Accounts payable	1,332,391	719,302
Commodity imbalances	309,054	186,372
Accrued taxes	97,537	89,428
Accrued interest	235,602	245,153
Operating lease liability (Note O)	13,783	13,610
Other current liabilities	300,438	83,032
Total current liabilities	3,184,619	1,344,547
Long-term debt, excluding current maturities (Note F)	12,747,636	14,228,421
Deferred credits and other liabilities
Deferred income taxes (Note L)	1,166,690	669,697
Operating lease liability (Note O)	75,636	87,610
Other deferred credits	431,869	706,081
Total deferred credits and other liabilities	1,674,195	1,463,388
Commitments and contingencies (Note N)
Equity (Note G)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at December 31, 2021, and at December 31, 2020	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 446,138,177 shares at December 31, 2021; issued 474,916,234 shares and outstanding 444,872,383 shares at December 31, 2020	4,749	4,749
Paid-in capital	7,213,861	7,353,396
Accumulated other comprehensive loss (Note H)	(471,351)	(551,449)
Retained earnings	—	—
Treasury stock, at cost: 28,778,057 shares at December 31, 2021, and 30,043,851 shares at December 31, 2020	(732,096)	(764,298)
Total equity	6,015,163	6,042,398
Total liabilities and equity	$23,621,613	$23,078,754
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Operating activities
Net income	$1,499,706	$612,809	$1,278,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621,701	578,662	476,535
Impairment charges	—	644,930	—
Equity in net earnings from investments	(122,520)	(143,241)	(154,541)
Distributions received from unconsolidated affiliates	123,010	144,352	163,476
Deferred income tax expense	472,057	186,730	372,729
Other, net	94,091	35,327	(26,101)
Changes in assets and liabilities:
Accounts receivable	(610,531)	(1,297)	(19,688)
NGLs and natural gas in storage, net of commodity imbalances	(105,038)	172,316	(10,193)
Accounts payable	622,425	(80,257)	(62,946)
Risk-management assets and liabilities	(93,713)	(187,458)	(86,268)
Other assets and liabilities, net	45,084	(63,805)	15,199
Cash provided by operating activities	2,546,272	1,899,068	1,946,779
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(696,854)	(2,195,381)	(3,848,349)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	19,363	31,808	94,168
Other, net	12,199	(106,956)	(14,577)
Cash used in investing activities	(665,292)	(2,270,529)	(3,768,758)
Financing activities
Dividends paid	(1,667,431)	(1,605,366)	(1,457,628)
Borrowing (repayment) of short-term borrowings, net	—	(220,000)	220,000
Issuance of long-term debt, net of discounts	—	3,244,777	4,185,435
Repayment of long-term debt	(604,894)	(1,457,222)	(1,057,348)
Issuance of common stock	32,791	969,759	29,040
Other	(19,551)	(56,949)	(88,537)
Cash provided by (used in) financing activities	(2,259,085)	874,999	1,830,962
Change in cash and cash equivalents	(378,105)	503,538	8,983
Cash and cash equivalents at beginning of period	524,496	20,958	11,975
Cash and cash equivalents at end of period	$146,391	$524,496	$20,958
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$691,897	$760,984	$435,165
Cash paid for income taxes, net of refunds	$8,864	$342	$2,690
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2019	20,000	445,016,234	$—	$4,450	$7,615,138
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(7,667)
Common stock dividends - $3.53 per share (Note G)	—	—	—	—	(180,421)
Other, net	—	—	—	—	(23,155)
December 31, 2019	20,000	445,016,234	—	4,450	7,403,895
Net income	—	—	—	—	—
Other comprehensive loss (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	(550)
Common stock issued	—	29,900,000	—	299	934,473
Common stock dividends - $3.74 per share (Note G)	—	—	—	—	(992,741)
Other, net	—	—	—	—	8,319
December 31, 2020	20,000	474,916,234	—	4,749	7,353,396
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	6,680
Common stock dividends - $3.74 per share (Note G)	—	—	—	—	(168,145)
Other, net	—	—	—	—	21,930
December 31, 2021	20,000	474,916,234	$—	$4,749	$7,213,861

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2019	$(188,239)	$—	$(851,806)	$6,579,543
Cumulative effect adjustment for adoption of ASU 2016-02, “Leases (Topic 842)”	—	(67)	—	(67)
Net income	—	1,278,577	—	1,278,577
Other comprehensive loss	(185,761)	—	—	(185,761)
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	(1,100)
Common stock issued	—	—	43,412	35,745
Common stock dividends - $3.53 per share (Note G)	—	(1,277,410)	—	(1,457,831)
Other, net	—	—	—	(23,155)
December 31, 2019	(374,000)	—	(808,394)	6,225,951
Net income	—	612,809	—	612,809
Other comprehensive loss (Note H)	(177,449)	—	—	(177,449)
Preferred stock dividends - $55.00 per share (Note G)	—	(550)	—	(1,100)
Common stock issued	—	—	44,096	978,868
Common stock dividends - $3.74 per share (Note G)	—	(612,259)	—	(1,605,000)
Other, net	—	—	—	8,319
December 31, 2020	(551,449)	—	(764,298)	6,042,398
Net income	—	1,499,706	—	1,499,706
Other comprehensive income (Note H)	80,098	—	—	80,098
Preferred stock dividends - $55.00 per share (Note G)	—	(1,100)	—	(1,100)
Common stock issued	—	—	32,202	38,882
Common stock dividends - $3.74 per share (Note G)	—	(1,498,606)	—	(1,666,751)
Other, net	—	—	—	21,930
December 31, 2021	$(471,351)	$—	$(732,096)	$6,015,163
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

Our Natural Gas Pipelines segment, through its wholly owned assets, provides intrastate and interstate natural gas transportation and storage services to end users. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users. Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Kansas and Texas. Our assets connect major natural gas producing basins and market hubs with end-use customers.

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

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, provisions for uncollectible accounts receivable, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month when we record actual volumes.

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

We compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from the implied forward SOFR, LIBOR or other yield curve, as appropriate. The fair value of our forward-starting interest-rate swaps is determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using counterparty-specific bond yields. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ materially from our estimates.

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
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of exchange cleared derivatives to hedge natural gas basis and NGL price risk at certain market locations and over-the-counter interest-rate derivatives.
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk at certain market locations. These commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at December 31, 2021, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Interruptible transportation contracts (Natural Gas Pipelines segment) - We agree to transport natural gas on our pipelines between the customer’s nominated receipt and delivery points if capacity is available after satisfying firm transportation service obligations. The transaction price is based on the transportation fees times the volumes transported. We use the output method based on delivery of product to the customer to measure satisfaction of the performance obligation. The total consideration for delivered volumes is recorded in revenue at the time of delivery, when the customer obtains control.

Many of the contract types described above contain additional fees or charges payable by customers for nonperformance (e.g., minimum volume commitments or product specifications), which are considered to be variable consideration. These fees and charges are not recorded until it is probable that a significant reversal of the associated revenue will not occur.

See Note P for our revenue disclosures.

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates. Our contract liabilities primarily represent deferred revenue on NGL storage contracts for which revenue is recognized over a one-year term, and deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract periods, which range from 5 to 10 years.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At December 31, 2021, our allowance for credit losses was not material.

Inventory - The values of current NGLs and natural gas in storage are determined using the lower of weighted-average cost or net realizable value. Noncurrent NGLs and natural gas are classified as property and valued at cost. Materials and supplies are valued at average cost. Certain large equipment inventory, which will ultimately be included in property, plant and equipment when utilized, is included in other assets in our Consolidated Balance Sheets and is valued at weighted-average cost.

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

Recognition and Measurement
Accounting Treatment		Balance Sheet		Income Statement
Normal purchases and normal sales	-	Fair value not recorded	-	Change in fair value not recognized in earnings
Mark-to-market	-	Recorded at fair value	-	Change in fair value recognized in earnings
Cash flow hedge	-	Recorded at fair value. The gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	-	The gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings
Fair value hedge	-	Recorded at fair value	-	The gain or loss on the derivative instrument is recognized in earnings
	-	Change in fair value of the hedged item is recorded as an adjustment to book value	-	Change in fair value of the hedged item is recognized in earnings

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply depreciation rates to functional groups of property having similar economic lives. We periodically conduct depreciation studies to assess the economic lives of our assets. For our regulated assets, these depreciation studies are completed as a part of our rate proceedings or tariff filings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are approved. For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2021, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

Goodwill - As part of our goodwill impairment test, we assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it was more likely than not that the fair value of each of our reporting units was less than their carrying amount. If further testing is necessary or a quantitative test is elected, we perform a Step 1 analysis. In a Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply EBITDA multiples to forecasted EBITDA. The multiples used are consistent with recent market transactions. The forecasted cash flows are based on probability weighted-average possible future cash flows for a reporting unit over a period of years.

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

See Notes D, E and M for our disclosures and related impairment charges related to long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates, respectively.

Regulation - Depending on the specific service provided, our natural gas transmission pipelines, NGL pipelines and certain natural gas storage facilities are subject to rate regulation and/or accounting requirements by one or more of the FERC, OCC, KCC and RRC. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. In our Consolidated Financial Statements and our Notes to Consolidated Financial Statements, regulated operations are defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification 980, Regulated Operations. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amounts we may charge our customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer (i) established by independent, third-party regulators and (ii) set at levels that will recover our costs when considering the demand and competition for our services.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. For all periods presented, we had no uncertain tax positions that required the establishment of a material reserve.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no significant effect on earnings or cash flows during 2021, 2020 and 2019. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note N for additional discussion of contingencies.

Share-Based Payments - We expense the fair value of share-based payments net of estimated forfeitures. We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

See Note J for our share-based payments disclosures.

Earnings per Common Share - Basic EPS is calculated by dividing net income available to common shareholders by the daily weighted-average number of shares of common stock outstanding during the period, vested restricted and performance units that have been deferred and share awards deferred under the compensation plan for non-employee directors. Diluted EPS is calculated by dividing net income available to common shareholders by the daily weighted-average number of shares of common stock outstanding during the period plus potentially dilutive components. The dilutive components are calculated based on the dilutive effect for each quarter. For fiscal-year periods, the dilutive components for each quarter are averaged to arrive at the fiscal year-to-date dilutive component.

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

B.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2021
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$22,019	$172,833	$9,309	$204,161	$(204,161)	$—
Total derivative assets	$22,019	$172,833	$9,309	$204,161	$(204,161)	$—

Derivative liabilities
Commodity contracts
Financial contracts	$(67,226)	$(112,922)	$(123,592)	$(303,740)	$303,740	$—
Interest-rate contracts	—	(145,524)	—	(145,524)	—	(145,524)
Total derivative liabilities	$(67,226)	$(258,446)	$(123,592)	$(449,264)	$303,740	$(145,524)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2021, we held no cash and posted $157.0 million of cash with various counterparties, including $99.6 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $57.4 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended
	December 31,
Derivative Assets (Liabilities)	2021	2020
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(31,321)	$30,772
Total changes in fair value:
Settlements included in net income (a)	31,003	(31,660)
Transfers out of Level 3 derivatives	(59,911)	—
New Level 3 derivatives included in other comprehensive income (loss) (b)	(57,325)	(36,568)
Unrealized change included in other comprehensive income (loss) (b)	3,271	6,135
Net liabilities at end of period	$(114,283)	$(31,321)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2021, transfers out of Level 3 related to commodity derivatives associated with certain locations for both NGL and natural gas basis swaps were principally due to improved transparency of market prices as a result of the volume and frequency of transactions in these markets. We consider the valuation of these commodity derivatives transacted through a clearing broker and valued with an unadjusted published price from an exchange as a Level 2 valuation. Our Level 3 fair value measurements continue to include NGL derivatives in other markets valued using forward quotes provided by third-party pricing services that are validated with other unobservable market data. During the year ended December 31, 2020, there were no transfers in or out of Level 3 of the fair value hierarchy.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market. We have investments at December 31, 2021, associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily composed of exchange-traded mutual funds classified as Level 1.

The estimated fair value of our consolidated long-term debt, including current maturities, was $15.6 billion and $16.3 billion at December 31, 2021 and 2020, respectively. The book value of our consolidated long-term debt, including current maturities, was $13.6 billion and $14.2 billion at December 31, 2021 and 2020, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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
•Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange-traded or customized and nonexchange-traded; and
•Collar - Combination of a purchased put option and a sold call option, which places a floor and ceiling price for commodity sales being hedged.

We may also use other instruments to mitigate commodity price risk.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At December 31, 2021 and 2020, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2020, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offerings of $1.75 billion senior unsecured notes resulting in a loss of $152.5 million, which is included in accumulated other comprehensive loss and amortized to interest expense over the term of the related debt. We also settled the remaining $1.3 billion of our interest-rate swaps used to hedge our LIBOR-based interest payments in 2020 resulting in a loss of $48.3 million.

At December 31, 2021, and December 31, 2020, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		December 31, 2021		December 31, 2020
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		$204,161	$(303,740)	$107,461	$(142,573)
Interest-rate contracts	Other current liabilities	—	(145,524)	—	—
	Other deferred credits	—	—	—	(203,407)
Total derivatives designated as hedging instruments		204,161	(449,264)	107,461	(345,980)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)		—	—	3,037	(3,038)
Total derivatives not designated as hedging instruments		—	—	3,037	(3,038)
Total derivatives		$204,161	$(449,264)	$110,498	$(349,018)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At December 31, 2021, and December 31, 2020, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $99.6 million and $35.1 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2021	December 31, 2020
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments: (a)
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures	(32.3)	(43.3)
-Crude oil and NGLs (MMBbl)	Futures	(10.0)	(4.6)
Basis
-Natural gas (Bcf)	Futures	(30.5)	(43.3)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1
(a) - Notional amounts for derivatives not designated as hedging instruments are excluded from the table above due to fully offsetting notional quantities of 0.8 MMBbl for NGLs fixed priced derivative instruments at December 31, 2020.

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Commodity contracts	$(322,648)	$(5,699)	$38,819
Interest-rate contracts	57,884	(208,616)	(230,771)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(264,764)	$(214,315)	$(191,952)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2021	2020	2019
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(731,793)	$85,436	$94,547
	Cost of sales and fuel	473,612	(19,170)	(44,202)
Interest-rate contracts (a)	Interest expense	(39,952)	(93,676)	(23,230)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(298,133)	$(27,410)	$27,115
(a) - The year ended December 31, 2020, includes a loss of $48.3 million on the settlement of $1.3 billion of interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at December 31, 2021.

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

At December 31, 2021, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2021	December 31, 2020
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$4,371,936	$4,143,752
Processing and fractionation and related equipment	3 to 40	5,356,508	5,084,802
Storage and related equipment	3 to 54	874,522	798,785
Transmission pipelines and related equipment	5 to 54	886,343	810,434
General plant and other	2 to 60	695,117	647,675
Construction work in process	—	1,132,961	1,265,736
Regulated
Storage and related equipment	5 to 25	9,197	9,180
Natural gas transmission pipelines and related equipment	5 to 77	1,660,034	1,569,268
NGL transmission pipelines and related equipment	5 to 88	8,595,968	8,423,544
General plant and other	2 to 50	73,449	72,535
Construction work in process	—	164,504	247,224
Property, plant and equipment		23,820,539	23,072,935
Accumulated depreciation and amortization - nonregulated		(2,885,020)	(2,514,328)
Accumulated depreciation and amortization - regulated		(1,615,645)	(1,403,679)
Net property, plant and equipment		$19,319,874	$19,154,928

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Natural Gas Liquids	2.2%	2.2%	2.0%
Natural Gas Pipelines	2.1%	2.1%	2.1%

We incurred costs for construction work in process that had not been paid at December 31, 2021, 2020 and 2019, of $130.5 million, $151.7 million and $544.8 million, respectively. Such amounts are not included in capital expenditures (less AFUDC) on the Consolidated Statements of Cash Flows.

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

E.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2021	December 31, 2020
	(Thousands of dollars)
Natural Gas Liquids	$371,217	$371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$527,592

Impairment Charges - In 2020, we experienced a significant decline in our share price and market capitalization as the energy industry experienced historic events that led to a simultaneous demand and supply disruption. Due to the impact of these events, we tested our goodwill for impairment and concluded that the carrying value of the Natural Gas Gathering and Processing reporting unit exceeded its estimated fair value, resulting in a noncash impairment charge of $153.4 million, which is included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020. At December 31, 2021 and 2020, we have no remaining goodwill in our Natural Gas Gathering and Processing segment.

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Liquids and Natural Gas Gathering and Processing segments, which are being amortized over periods of 15 to 40 years. Amortization expense for intangible assets was $10.4 million in 2021, $10.8 million in 2020, and $11.9 million in 2019, and the aggregate amortization expense for each of the next five years is estimated to be $10.4 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented:

	December 31, 2021	December 31, 2020
	(Thousands of dollars)
Gross intangible assets	$381,435	$381,435
Accumulated amortization	(145,732)	(135,304)
Net intangible assets	$235,703	$246,131

Impairment Charges - In 2020 in our Natural Gas Gathering and Processing segment, we recorded noncash impairment charges to intangible assets of $19.9 million related to supply contracts associated with our natural gas processing plant in the Powder River Basin, which was also impaired. These charges are included within impairment charges in our Consolidated Statement of Income for the year ended December 31, 2020.

F.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	December 31, 2021	December 31, 2020
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$700,000 at 4.25% due February 2022	—	541,877
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	713,676
$500,000 at 4.5% due March 2050	443,015	451,270
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
Weighted average 7.85% due December 2022	—	13,657
Total debt	13,756,709	14,361,644
Unamortized portion of terminated swaps	11,596	13,314
Unamortized debt issuance costs and discounts	(124,855)	(138,887)
Current maturities of long-term debt	(895,814)	(7,650)
Short-term borrowings (a)	—	—
Long-term debt	$12,747,636	$14,228,421
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement, which expires in June 2024, is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at December 31, 2021.

Our $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of our $2.5 Billion Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. Our $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR, or alternate benchmark rate, plus 110 basis points, and the annual facility fee is 15 basis points. At December 31,

2021, our ratio of indebtedness to adjusted EBITDA was 4.0 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

At December 31, 2021 and 2020, we had letters of credit issued totaling $7.7 million, and no borrowings outstanding under our $2.5 Billion Credit Agreement.

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

Repayments - In November 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In June 2021, we repaid the remaining $11.7 million of Guardian Pipeline’s senior notes due December 2022 with cash on hand.

In 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

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

The aggregate maturities of long-term debt outstanding and interest obligations on debt as of December 31, 2021, for the years 2022 through 2026 are shown below:

	Senior Unsecured Obligations	Interest Obligations on Debt	Total
	(Millions of dollars)
2022	$895.8	$670.5	$1,566.3
2023	$925.0	$629.3	$1,554.3
2024	$500.0	$584.6	$1,084.6
2025	$887.0	$553.6	$1,440.6
2026	$600.0	$508.8	$1,108.8

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

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid totaled $1.7 billion, $1.6 billion and $1.5 billion for 2021, 2020 and 2019, respectively. Although dividends per share did not increase in 2021 as compared with 2020, dividends paid increased due to the increase in number of shares outstanding as a result of our equity issuances. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2021	2020	2019
First Quarter	$0.935	$0.935	$0.860
Second Quarter	0.935	0.935	0.865
Third Quarter	0.935	0.935	0.890
Fourth Quarter	0.935	0.935	0.915
Total	$3.74	$3.74	$3.53

Additionally, in February 2022, we maintained and paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which was paid to shareholders of record as of January 31, 2022.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $1.1 million in 2021, 2020 and 2019. We paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock in February 2022.

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2020	$(233,520)	$(131,481)	$(8,999)	$(374,000)
Other comprehensive loss before reclassifications	(165,023)	(40,341)	(8,635)	(213,999)
Amounts reclassified to net income (c)	21,097	14,187	1,266	36,550
Other comprehensive loss	(143,926)	(26,154)	(7,369)	(177,449)
December 31, 2020	(377,446)	(157,635)	(16,368)	(551,449)
Other comprehensive income (loss) before reclassifications	(203,868)	31,897	3,088	(168,883)
Amounts reclassified to net income (c)	228,999	18,079	1,903	248,981
Other comprehensive income	25,131	49,976	4,991	80,098
December 31, 2021	$(352,315)	$(107,659)	$(11,377)	$(471,351)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities and Note K for retirement and other postretirement benefit plan obligations.

The following table sets forth information about the balance of accumulated other comprehensive loss at December 31, 2021, representing unrealized losses related to risk-management assets and liabilities:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 36 months (b)	$(76,942)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(163,320)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(112,053)
Accumulated other comprehensive loss at December 31, 2021	$(352,315)
(a) - All amounts are presented net of tax.
(b) - Based on commodity prices on December 31, 2021, we expect net losses of $76.8 million, net of tax, will be reclassified into earnings during the next 12 months.
(c) - We expect net losses of $27.1 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

I.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,498,606	446,403	$3.36
Diluted EPS
Effect of dilutive securities	—	1,000
Net income available for common stock and common stock equivalents	$1,498,606	447,403	$3.35

	Year Ended December 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$611,709	431,105	$1.42
Diluted EPS
Effect of dilutive securities	—	677
Net income available for common stock and common stock equivalents	$611,709	431,782	$1.42

	Year Ended December 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,277,477	413,560	$3.09
Diluted EPS
Effect of dilutive securities	—	1,884
Net income available for common stock and common stock equivalents	$1,277,477	415,444	$3.07

J.    SHARE-BASED PAYMENTS

Our Equity Incentive Plan (EIP) provides for the granting of stock-based compensation, including restricted stock unit awards and performance unit awards, to eligible employees and the granting of stock awards to non-employee directors. We have reserved 8.5 million shares of common stock for issuance under the EIP and at December 31, 2021, we had 5.5 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan.

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

Compensation expense for our share-based payment plans was $54.1 million, $29.4 million and $46.5 million during 2021, 2020 and 2019, respectively, before related tax benefits of $14.4 million, $14.1 million and $31.7 million, respectively.

Restricted Stock Unit Activity

As of December 31, 2021, we had $19.3 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2020	646,287	$63.85
Granted	417,212	$46.84
Released to participants	(242,765)	$51.57
Forfeited	(40,797)	$55.27
Nonvested December 31, 2021	779,937	$59.02

	2021	2020	2019
Weighted-average grant date fair value (per share)	$46.84	$76.49	$58.07
Fair value of units granted (thousands of dollars)	$19,542	$16,552	$15,238
Grant date fair value of units vested (thousands of dollars)	$12,519	$11,204	$10,691

Performance Unit Activity

As of December 31, 2021, we had $31.7 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2020	834,246	$75.96
Granted	542,183	$62.03
Released to participants	(311,907)	$64.00
Forfeited	(87,937)	$68.37
Nonvested December 31, 2021	976,585	$72.73

	2021	2020	2019
Volatility (a)	60.30%	21.70%	27.10%
Dividend yield	8.13%	4.87%	5.05%
Risk-free interest rate	0.21%	1.39%	2.47%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2021	2020	2019
Weighted-average grant date fair value (per share)	$62.03	$88.43	$68.02
Fair value of units granted (thousands of dollars)	$33,632	$25,028	$23,020
Grant date fair value of units vested (thousands of dollars)	$19,962	$17,722	$15,018

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 69%, 68% and 62% of employees participated in the plan in 2021, 2020 and 2019, respectively. Under the plan, we sold 277,012 shares at a weighted average of $38.98 per share in 2021, 359,977 shares at a weighted average of $27.78 per share in 2020 and 171,590 shares at a weighted average of $51.24 per share in 2019.

Employee Stock Award Program

Under our Employee Stock Award Program, we issue, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one-dollar increment above its previous high closing price. The total number of shares of our common stock available for issuance under this program is 900,000. Shares issued to employees under this program during 2020 and 2019 totaled 2,871 and 14,022, respectively. Compensation expense related to the Employee Stock Award Program was $0.2 million and $1.0 million for 2020 and 2019, respectively. No shares were issued to employees under this program in 2021. As of the date of this report, the next award will be issued when our common stock closes at or above $78.

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

K.    EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. In addition, we have a supplemental executive retirement plan for the benefit of certain officers who participate in our defined benefit pension plan. Our supplemental executive retirement plan is closed to new participants. We fund our defined benefit pension plan at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

All employees are eligible to make salary deferrals and receive company matching contributions under our 401(k) Plan, and employees that do not participate in our defined benefit pension plan are also eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan.

Other Postretirement Benefit Plans - We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to employees hired prior to 2017 who retire with at least five years of full-time consecutive service. The postretirement medical plan for pre-Medicare participants is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$583,072	$534,849	$54,515	$52,309
Service cost	8,314	8,154	421	460
Interest cost	16,900	18,318	1,454	1,771
Plan participants’ contributions	—	—	1,092	1,032
Actuarial loss (gain)	(22,792)	37,951	(2,496)	2,860
Benefits paid	(18,483)	(16,200)	(3,959)	(3,917)
Benefit obligation, end of period (b)	567,011	583,072	51,027	54,515

Change in plan assets
Fair value of plan assets, beginning of period	379,092	346,792	20,874	39,060
Actual return on plan assets (a)	41,374	36,400	5,919	(15,699)
Employer contributions	11,200	12,100	—	—
Plan participants’ contributions	—	—	1,092	1,032
Benefits paid	(18,483)	(16,200)	(3,488)	(3,519)
Fair value of plan assets, end of period (c)	413,183	379,092	24,397	20,874
Balance at December 31	$(153,828)	$(203,980)	$(26,630)	$(33,641)

Current liabilities	$(5,219)	$(4,679)	$—	$—
Noncurrent liabilities	(148,609)	(199,301)	(26,630)	(33,641)
Balance at December 31	$(153,828)	$(203,980)	$(26,630)	$(33,641)
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.
(b) - The benefit obligation for Retirement Benefits at December 31, 2021 and 2020, include the supplemental executive retirement plan obligation.
(c) - Fair value of plan assets for Retirement Benefits exclude the assets of our supplemental executive retirement plan, which totaled $111.2 million and $116.2 million at December 31, 2021 and 2020, respectively, and are included in other assets on the Consolidated Balance Sheets. These assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $541.8 million and $548.2 million at December 31, 2021 and 2020, respectively.

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

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$8,314	$8,154	$7,825	$421	$460	$468
Interest cost	16,900	18,318	20,528	1,454	1,771	2,038
Expected return on plan assets	(25,109)	(24,964)	(23,600)	(1,364)	(2,894)	(2,285)
Amortization of prior service cost (credit)	114	114	—	—	—	(227)
Amortization of net loss	19,673	18,306	12,649	3,692	5	297
Net periodic benefit cost (income)	$19,892	$19,928	$17,402	$4,203	$(658)	$291

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(Thousands of dollars)
Net gain (loss) (a)	$34,529	$(31,016)	$(25,389)	$7,052	$(21,453)	$700
Prior service cost	—	—	(601)	—	—	—
Amortization of prior service cost (credit) (b)	114	114	—	—	—	(227)
Amortization of net loss (b)	19,673	18,306	12,649	3,692	5	297
Deferred income taxes	(12,493)	2,897	3,068	(2,471)	4,933	(177)
Total recognized in other comprehensive income (loss)	$41,823	$(9,699)	$(10,273)	$8,273	$(16,515)	$593
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.
(b) - These components are recognized in accumulated other comprehensive loss and are reclassified to other expense in our Consolidated Statements of Income, with related income tax benefits of $5.4 million, $4.2 million and $2.9 million reclassified to income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.

The table below sets forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
	(Thousands of dollars)
Prior service cost	$(374)	$(487)	$—	$—
Accumulated loss (a)	(131,460)	(185,662)	(14,815)	(25,558)
Accumulated other comprehensive loss	(131,834)	(186,149)	(14,815)	(25,558)
Deferred income taxes	36,759	49,251	3,852	6,322
Accumulated other comprehensive loss, net of tax	$(95,075)	$(136,898)	$(10,963)	$(19,236)
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Discount rate	3.25%	3.00%	3.00%	2.75%
Compensation increase rate	3.60%	3.60%	NA	NA

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Discount rate - retirement plans	3.00%	3.50%	4.50%
Discount rate - other postretirement plans	2.75%	3.50%	4.50%
Expected long-term return on plan assets	7.00%	7.50%	7.50%
Compensation increase rate	3.60%	3.70%	3.65%

We determine our overall expected long-term rate of return on plan assets based on our review of historical returns and economic growth models.

We determine our discount rates annually utilizing portfolios of high-quality bonds matched to the estimated benefit cash flows of our retirement and other postretirement benefit plans. Bonds selected to be included in the portfolios are only those rated by S&P or Moody’s as an AA or Aa2 rating or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers and other filtering criteria to remove unsuitable bonds.

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2021	2020
Health care cost-trend rate assumed for next year	6.50%	6.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2024

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our other postretirement benefit plans is to target a diversified mix of approximately 30% fixed income and 70% equity securities. The investment allocation for our defined benefit pension plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, real estate and hedge funds. The target allocation for the assets of our retirement plan as of December 31, 2021, is as follows:

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

The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities	$42	$—	$—	$42	$—	$42
Common/collective trusts
Equity securities (a)	—	—	—	—	166,132	166,132
Real estate funds	—	—	—	—	30,491	30,491
Government obligations	—	—	—	—	49,444	49,444
Corporate obligations (b)	—	—	—	—	120,877	120,877
Short-term investments	—	—	—	—	4,243	4,243
Other investments (c)	—	—	—	—	41,954	41,954
Fair value of plan assets	$42	$—	$—	$42	$413,141	$413,183
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions. There are no unfunded capital commitments. These limited partnerships invest through multi-strategy programs in broadly diversified portfolios of private investment funds, hedge funds and/or separate accounts to seek equity-like returns with low market correlation, reduced volatility and limited risk.
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Pension Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities	$43	$—	$—	$43	$—	$43
Common/collective trusts
Equity securities (a)	—	—	—	—	164,099	164,099
Real estate funds	—	—	—	—	24,134	24,134
Government obligations	—	—	—	—	45,237	45,237
Corporate obligations (b)	—	—	—	—	101,626	101,626
Short-term investments (e)	—	—	—	—	4,890	4,890
Other investments (c)	—	—	—	—	39,063	39,063
Fair value of plan assets	$43	$—	$—	$43	$379,049	$379,092
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions. There are no unfunded capital commitments. These limited partnerships invest through multi-strategy programs in broadly diversified portfolios of private investment funds, hedge funds and/or separate accounts to seek equity-like returns with low market correlation, reduced volatility and limited risk.
(d) - Plan asset investments measured at fair value using the net asset value per share.
(e) - The fair value of short term investments in the Bank of New York Mellon EB Temporary Investment Fund was previously reported in Level 2. We elected to consistently apply the practical expedient to all investments within common/collective trusts, and therefore, the fair value of this fund is now measured at net asset value per share and no longer classified in the fair value hierarchy.

	Other Postretirement Benefits
	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$17,953	$—	$—	$17,953
Money market funds	—	480	—	480
Municipal obligations	5,964	—	—	5,964
Fair value of plan assets	$23,917	$480	$—	$24,397
(a) - This category represents securities of the respective market sector from diverse industries.

	Other Postretirement Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)(b)	$15,116	$—	$—	$15,116
Money market funds	—	808	—	808
Municipal obligations (b)	4,950	—	—	4,950
Fair value of plan assets	$20,066	$808	$—	$20,874
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - Net proceeds of $16.2 million from the exit of an investment in an insurance contract were reinvested in various equity securities and municipal obligations.

Contributions - During 2021, we made $11.2 million in contributions to our defined benefit pension plan and no contributions to our other postretirement plans. Our defined benefit pension plan elected to adopt funding relief provided by the American Rescue Plan Act of 2021 legislation. As a result of the election, our defined benefit pension plan has no minimum required contribution in 2022.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pension and other postretirement benefit plans for the period ending December 31, 2021, were $18.5 million and $4.0 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2022 through 2031:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2022	$25,962	$3,387
2023	$26,756	$3,363
2024	$27,769	$3,302
2025	$28,759	$3,293
2026	$29,651	$3,220
2027 through 2031	$156,041	$15,339

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2021, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation each payroll period, subject to certain limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plan. We generally make a quarterly profit sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution equal to a percentage of each profit-sharing participant’s eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $32.7 million, $27.1 million and $30.4 million in 2021, 2020 and 2019, respectively.

Nonqualified Deferred Compensation Plan - The 2020 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide a select group of management and highly compensated employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and receive notional employer contributions that generally are not available due to limitations on employer and employee contributions to qualified defined contribution plans under federal tax laws. We have investments included in other assets on the Consolidated Balance Sheets related to the NQDC Plan, which totaled $36.1 million and $32.4 million at December 31, 2021 and 2020, respectively. These investments are maintained in a rabbi trust. Our contributions to the plan were not material in 2021, 2020 and 2019.

L.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Current tax expense (benefit)
Federal	$2,897	$980	$(1,278)
State	9,544	1,797	963
Total current tax expense (benefit)	12,441	2,777	(315)
Deferred tax expense
Federal	433,469	154,068	327,806
State	38,588	32,662	44,923
Total deferred tax expense	472,057	186,730	372,729
Total provision for income taxes	$484,498	$189,507	$372,414

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Income before income taxes	$1,984,204	$802,316	$1,650,991
Federal statutory income tax rate	21.0%	21.0%	21.0%
Provision for federal income taxes	416,683	168,486	346,708
State income taxes, net of federal benefit	40,092	13,580	34,545
Deferred tax rate change, inclusive of valuation allowance	6,350	20,879	11,340
Excess tax benefits from share-based compensation	(1,968)	(7,380)	(20,983)
Other, net (a)	23,341	(6,058)	804
Income tax provision	$484,498	$189,507	$372,414
(a) The year ended December 31, 2021, includes $19.4 million impact from previously recognized gains on certain benefit plan investments.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2021	December 31, 2020
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$95,952	$96,741
Federal net operating loss	1,337,050	1,473,093
State net operating loss and benefits	216,181	258,929
Derivative instruments	118,063	134,499
Other	4,863	12,894
Total deferred tax assets	1,772,109	1,976,156
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(84,755)	(121,212)
Net deferred tax assets	1,687,354	1,854,944
Deferred tax liabilities
Excess of tax over book depreciation	84,692	87,021
Investment in partnerships (a)	2,769,352	2,437,620
Total deferred tax liabilities	2,854,044	2,524,641
Net deferred tax assets (liabilities)	$(1,166,690)	$(669,697)
(a) Due primarily to excess of tax over book depreciation.

As of December 31, 2021, we have federal net operating loss carryforwards of $6.4 billion, the majority of which have an indefinite carry forward period. We expect to generate taxable income and utilize these net operating loss carryforwards in future periods. We also have loss and credit carryovers in multiple states, $2.8 billion of which have an indefinite carry forward period and $1.9 billion of which will expire between 2022 and 2038. We have deferred tax assets related to federal and state net operating loss and credit carryforwards of $1.6 billion and $1.7 billion in 2021 and 2020, respectively. We believe that it is more likely than not that the tax benefits of certain state carryforwards will not be utilized; therefore, we recorded a valuation allowance of $6.4 million, $20.9 million and $11.3 million through net income related to these tax benefits in 2021, 2020 and 2019, respectively.

M.    UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2021	December 31, 2020
		(Thousands of dollars)
Northern Border Pipeline	50%	$283,170	$291,987
Overland Pass Pipeline	50%	403,011	409,573
Roadrunner	50%	70,777	66,794
Other (a)	Various	40,655	36,678
Investments in unconsolidated affiliates (b)		$797,613	$805,032
(a) - Year ended December 31, 2020, includes the impact of noncash impairment charges of $37.7 million related to the equity investments discussed below, offset partially by an acquisition of an additional equity interest for $20.0 million.
(b) - Equity-method goodwill (Note A) was $16.5 million at December 31, 2021 and 2020.

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings (loss) from investments for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(Thousands of dollars)
Northern Border Pipeline	$64,470	$75,409	$68,871
Overland Pass Pipeline	19,434	38,618	63,698
Roadrunner	33,293	29,017	26,839
Other	5,323	197	(4,867)
Equity in net earnings from investments	$122,520	$143,241	$154,541
Impairment of equity investments	$—	$(37,730)	$—

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

We incurred expenses in transactions with unconsolidated affiliates of $62.8 million, $135.4 million and $164.7 million for 2021, 2020 and 2019, respectively, primarily related to Overland Pass Pipeline and Northern Border Pipeline. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s ownership percentage interest. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee. Cash distributions are equal to 100% of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. As determined by the Northern Border Pipeline Management Committee, we received an additional distribution of $50.0 million from Northern Border Pipeline during the year ended December 31, 2019. Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement. In all periods presented, we made no contributions to Northern Border Pipeline.

Overland Pass Pipeline - The Overland Pass Pipeline agreement provides that distributions to Overland Pass Pipeline’s members are to be made on a pro rata basis according to each member’s ownership percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline requires the unanimous approval of the Overland Pass Pipeline Company Management Committee. Cash distributions are equal to 100% of available cash as defined in the limited liability company agreement. In all periods presented, our contributions to Overland Pass Pipeline were not material.

Roadrunner - The Roadrunner agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner agreement. Cash distributions are equal to 100% of available cash, as defined in the limited liability company agreement. In all periods presented, our contributions to Roadrunner were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for all periods presented were not material.

N.    COMMITMENTS AND CONTINGENCIES

Commitments - Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth our firm transportation and storage contract payments for the periods indicated:

Firm Transportation and Storage Contracts
(Millions of dollars)
2022	$72.3
2023	63.1
2024	59.3
2025	53.9
2026	40.8
Thereafter	211.6
Total	$501.0

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

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet for the periods indicated:

Leases	Location in our Consolidated Balance Sheet	December 31, 2021	December 31, 2020
		(Thousands of dollars)
Assets
Operating leases	Other assets	$89,558	$100,154
Finance lease	Property, plant and equipment	29,962	28,286
Finance lease	Accumulated depreciation	(3,590)	(2,451)
Total leased assets		$115,930	$125,989

Liabilities
Current
Operating leases	Operating lease liability	$13,783	$13,610
Finance lease	Other current liabilities	2,584	2,153
Noncurrent
Operating leases	Operating lease liability	75,636	87,610
Finance lease	Other deferred credits	21,082	22,143
Total lease liabilities		$113,085	$125,516

The following table sets forth supplemental cash flow information related to our leases:

	Years Ended December 31,
	2021	2020
	(Thousands of dollars)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$15,690	$13,245
Financing cash flows for finance lease	$2,307	$1,949
Right-of-use assets obtained in exchange for operating lease liabilities (noncash) (a)	$1,150	$99,547
(a) - In December 2019, we entered into an operating lease for pipeline capacity with a lease term of 10 years that commenced January 1, 2020. In connection with this lease, we recognized an operating lease right-of-use asset and a lease liability with remaining balances of $69.0 million and $69.9 million, respectively, as of December 31, 2020.

The following table sets forth information about our lease costs for the periods indicated:

		Years Ended December 31,
	Location in our Consolidated Statement of Income	2021	2020
		(Thousands of dollars)
Operating leases	Operations and maintenance	$17,747	$17,162
Finance lease
Amortization of lease assets	Depreciation and amortization	1,139	1,131
Interest on lease liabilities	Interest expense	2,338	2,537
Total lease cost		$21,224	$20,830

The following table sets forth information about our leases for the periods indicated:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	7.8	8.3
Finance lease	6.6	7.8
Weighted average discount rate (a)
Operating leases	3.40%	3.20%
Finance lease	9.60%	10.00%
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of December 31, 2021:

	Finance Lease	Operating Leases
	(Millions of dollars)
2022	$4.7	$16.4
2023	4.7	13.9
2024	4.7	12.6
2025	5.4	11.2
2026	4.5	11.4
2027 and beyond	8.3	36.9
Total lease payments	32.3	102.4
Less: Interest	8.6	13.0
Present value of lease liabilities	$23.7	$89.4

P.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the years ended December 31, 2021 and 2020, primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2020	$57.1
Revenue recognized included in beginning balance (c)	(36.1)
Net additions	20.4
Balance at December 31, 2020 (a)	41.4
Revenue recognized included in beginning balance	(23.7)
Net additions	33.8
Balance at December 31, 2021 (b)	$51.5
(a) - Contract liabilities of $23.7 million and $17.7 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $35.3 million and $16.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(c) - Includes a contract settlement of revenue previously deferred.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2021 and 2020, relate to customer receivables. Revenues sources are disaggregated in Note Q.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2021, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2022	$339.1
2023	288.2
2024	238.1
2025	162.7
2026 and beyond	781.3
Total estimated transaction price allocated to unsatisfied performance obligations	$1,809.4

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

For the year ended December 31, 2021, revenues from one customer in our Natural Gas Liquids segment represents approximately 11.6% of our consolidated revenues. For the years ended December 31, 2020 and 2019, we had no single customer from which we received 10% or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$2,821,175	$13,653,120	$—	$16,474,295
Residue natural gas sales	1,483,898	—	115,495	1,599,393
Gathering, processing and exchange services revenue	135,501	517,758	—	653,259
Transportation and storage revenue	—	179,619	490,498	670,117
Other	20,965	41,376	910	63,251
Total revenues (c)	4,461,539	14,391,873	606,903	19,460,315
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,226,078)	(11,939,661)	(11,236)	(15,176,975)
Operating costs	(367,390)	(528,084)	(170,257)	(1,065,731)
Equity in net earnings from investments	3,757	21,000	97,763	122,520
Noncash compensation expense and other	17,299	18,511	4,637	40,447
Segment adjusted EBITDA	$889,127	$1,963,639	$527,810	$3,380,576

Depreciation and amortization	$(260,011)	$(298,937)	$(58,702)	$(617,650)
Investments in unconsolidated affiliates	$27,018	$416,648	$353,947	$797,613
Total assets	$6,768,955	$14,502,372	$2,143,307	$23,414,634
Capital expenditures	$275,165	$306,949	$92,617	$674,731
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.4 billion, of which $2.2 billion related to revenues within the segment, and cost of sales and fuel of $607.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $394.2 million and cost of sales and fuel of $24.3 million.
(c) - Intersegment revenues are primarily commodity sales which are based on the contracted selling price, which is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $2.9 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2021	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$16,474,295	$(2,904,598)	$13,569,697
Residue natural gas sales	1,599,393	—	1,599,393
Gathering, processing and exchange services revenue	653,259	—	653,259
Transportation and storage revenue	670,117	(13,121)	656,996
Other	63,251	(2,287)	60,964
Total revenues (a)	$19,460,315	$(2,920,006)	$16,540,309

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(15,176,975)	$2,920,320	$(12,256,655)
Operating costs	$(1,065,731)	$(1,357)	$(1,067,088)
Depreciation and amortization	$(617,650)	$(4,051)	$(621,701)
Equity in net earnings from investments	$122,520	$—	$122,520
Investments in unconsolidated affiliates	$797,613	$—	$797,613
Total assets	$23,414,634	$206,979	$23,621,613
Capital expenditures	$674,731	$22,123	$696,854
(a) - Noncustomer revenue for the year ended December 31, 2021, totaled $(565.0) million related primarily to losses from derivatives on commodity contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.0 billion, of which $1.8 billion related to revenues within the segment, and cost of sales and fuel of $520.6 million.
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

	Years Ended December 31,
	2021	2020	2019
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$1,499,706	$612,809	$1,278,577
Add:
Interest expense, net of capitalized interest	732,924	712,886	491,773
Depreciation and amortization	621,701	578,662	476,535
Income tax expense	484,498	189,507	372,414
Impairment charges	—	644,930	—
Noncash compensation expense	42,592	8,540	26,699
Other corporate costs and equity AFUDC (a)	(845)	(42,631)	(68,767)
Total segment adjusted EBITDA	$3,380,576	$2,704,703	$2,577,231
(a) - The year ended December 31, 2020, includes corporate net gains of $22.3 million on extinguishment of debt related to open market repurchases. The year ended December 31, 2019, includes higher equity AFUDC related to our capital-growth projects compared with 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b) (3)	(c)
Equity compensation plans approved by security holders (1)	3,237,097	—	6,077,029
Equity compensation plans not approved by security holders (2)	330,901	$58.76	—
Total	3,567,998	$58.76	6,077,029
(1) - Includes shares granted under our Employee Stock Purchase Plan, Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Long-Term Incentive Plan, our former Equity Compensation Plan and our Equity Incentive Plan. For a brief description of the material features of these plans, see Note J of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 573,622, 130,204 and 5,373,203 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Notes K and J of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - There is no exercise price associated with restrictive stock incentive unit awards and performance unit awards. Compensation deferred into our common stock under our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $58.76, which represents the 2021 year-end closing price of our common stock on the NYSE.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2022 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	54-55

(b)	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019	56

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	57

(d)	Consolidated Balance Sheets as of December 31, 2021 and 2020	58-59

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	61

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	62-63

(g)	Notes to Consolidated Financial Statements	64-100

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

3.1	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 28, 2022 (File No. 1-13643)).

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

4.8
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.9
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

4.11
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

4.13
Certificate of Designation, Preferences and Rights of Series E Non-Voting Perpetual Preferred Stock of ONEOK, Inc. filed April 20, 2017 (incorporated by reference from Exhibit No. 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed April 20, 2017 (File No. 1-13643)).

4.14
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

4.16
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

4.18
Third Supplemental Indenture, dated September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.65% Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 26, 2006 (File No. 1-12202)).

4.19
Fourth Supplemental Indenture, dated September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85% Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 28, 2007 (File No. 1-12202)).

4.20
Fifth Supplemental Indenture, dated March 3, 2009, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed March 3, 2009 (File No. 1-12202)).

4.21
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 13, 2012 (File No. 1-12202)).

4.22
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-12202)).

4.23
Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.24
First Supplemental Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 4.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.25
Second Supplemental Indenture, dated August 21, 2015, between ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 7.50% Notes due 2023 (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 21, 2015 (File No. 1-13643)).

4.26
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.27
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.28
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.29
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.30
Ninth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.31
Tenth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.75% Senior Notes due 2024 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.32
Eleventh Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.40% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.33
Twelfth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.45% Senior Notes due 2049 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.34
Thirteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.200% Senior Notes due 2025 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.35
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.100% Senior Notes due 2030 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.36
Fifteenth Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes due 2050 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 20, 2020 (File No. 1-13643)).

4.37
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.850% Senior Notes due 2026 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.38
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.350% Senior Notes due 2031 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.39
Eighteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 7.150% Senior Notes due 2051 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.40
Description of securities (incorporated by reference from Exhibit 4.43 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

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

10.11
Extension Agreement, dated as of June 18, 2018, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit No. 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed June 18, 2018 (File No. 1-13643)).

10.12
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

10.16
Form of 2018 Performance Unit Award Agreement dated February 21, 2018 (incorporated by reference to Exhibit 10.18 to ONEOK, Inc.’s Annual Report on Form 10-K filed on February 27, 2018 (File No. 1-13643)).

10.17	Form of 2022 Restricted Unit Stock Award Agreement dated February 23, 2022.

10.18	Form of 2022 Performance Unit Award Agreement dated February 23, 2022.

10.19
Term Loan Agreement, dated as of November 19, 2018, among ONEOK, Inc., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference from Exhibit No. 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed November 21, 2018 (File No. 1-13643)).

10.20
Guaranty Agreement, dated as of November 19, 2018, by ONEOK Partners Intermediate Limited Partnership and ONEOK Partners, L.P. in favor of Mizuho Bank, Ltd., as administrative agent, under the above-referenced Term Loan Agreement (incorporated by reference from Exhibit No. 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed November 21, 2018 (File No. 1-13643)).

10.21	ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.22	ONEOK, Inc. Profit Sharing Plan, dated January 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed December 30, 2004 (File No. 333-121769)).

10.23
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.24
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

10.25	Form of Master Forward Confirmation (incorporated by reference from Exhibit 1.2 to ONEOK Inc.’s Current Report on Form 8-K with a filing date of July 24, 2020 (File No. 1-13643)).

10.26
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

10.27
Form of 2019 Restricted Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.54 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.28
Form of 2019 Performance Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.55 to ONEOK Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.29
Form of 2021 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.33 to ONEOK, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643))

10.30
Form of 2021 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.34 to ONEOK, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643))

10.31
Form of 2020 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.35 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.32
Form of 2020 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.36 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.33
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 23, 2012 (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-13643)).

10.34
Form of First Amendment to 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.38 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.35
Form of First Amendment to 2018 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.39 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.36
ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan dated July 24, 2019, and effective as of January 1, 2020 (incorporated by reference from Exhibit 10.40 to ONEOK, Inc’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643))

10.37
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) between ONEOK, Inc. and Pierce H. Norton II (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 4, 2021 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Balance Sheets at December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: March 1, 2022	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Strategy
and Corporate Affairs
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of March 2022.

/s/ John W. Gibson	/s/ Pierce H. Norton
John W. Gibson	Pierce H. Norton
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Vice President and
Executive Vice President, Strategy	Chief Accounting Officer
and Corporate Affairs

/s/ Brian L. Derksen	/s/ Julie H. Edwards
Brian L. Derksen	Julie H. Edwards
Director	Director

/s/ Mark W. Helderman	/s/ Randall J. Larson
Mark W. Helderman	Randall J. Larson
Director	Director

/s/ Steven J. Malcolm	/s/ Jim W. Mogg
Steven J. Malcolm	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Eduardo A. Rodriguez
Pattye L. Moore	Eduardo A. Rodriguez
Director	Director

/s/ Gerald B. Smith
Gerald B. Smith
Director