Form 10-Q
period 2022-03-31
ONEOK INC /NEW/
filed 2022-05-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.
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

On April 25, 2022, the Company had 446,616,031 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report and the written charters of our Board Committees also are available on our website, and we will provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, posted on our social media accounts, and any corresponding applications, are not incorporated by reference into this report.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal unit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$5,105,211	$2,836,109
Services	339,398	358,570
Total revenues (Note J)	5,444,609	3,194,679
Cost of sales and fuel (exclusive of items shown separately below)	4,365,948	2,121,510
Operations and maintenance	214,406	207,158
Depreciation and amortization	153,858	157,120
General taxes	49,511	44,439
Gain on sale of assets	(1,570)	(269)
Operating income	662,456	664,721
Equity in net earnings from investments (Note H)	36,340	33,320
Allowance for equity funds used during construction	371	812
Other income (expense), net	(13,522)	(5,022)
Interest expense (net of capitalized interest of $11,720 and $5,095, respectively)	(172,054)	(185,523)
Income before income taxes	513,591	508,308
Income taxes	(122,420)	(122,132)
Net income	391,171	386,176
Less: Preferred stock dividends	275	275
Net income available to common shareholders	$390,896	$385,901

Basic EPS (Note G)	$0.87	$0.87

Diluted EPS (Note G)	$0.87	$0.86
Average shares (thousands)
Basic	447,124	445,894
Diluted	448,404	446,885
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars)
Net income	$391,171	$386,176
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $21,437 and $(9,857), respectively	(71,768)	32,998
Derivative amounts reclassified to net income, net of tax of $(19,724) and $(12,361), respectively	66,032	41,387
Change in retirement and other postretirement benefit plan obligations, net of tax of $(905) and $(1,087), respectively	3,030	3,638
Other comprehensive income of unconsolidated affiliates, net of tax of $(1,907) and $(2,339), respectively	6,385	7,830
Total other comprehensive income, net of tax	3,679	85,853
Comprehensive income	$394,850	$472,029
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$14,610	$146,391
Accounts receivable, net	1,682,459	1,441,786
Materials and supplies	148,302	153,019
NGLs and natural gas in storage	584,104	427,880
Commodity imbalances	24,606	39,609
Other current assets	187,240	165,689
Total current assets	2,641,321	2,374,374
Property, plant and equipment
Property, plant and equipment	24,073,401	23,820,539
Accumulated depreciation and amortization	4,648,169	4,500,665
Net property, plant and equipment	19,425,232	19,319,874
Investments and other assets
Investments in unconsolidated affiliates	797,391	797,613
Goodwill and net intangible assets	760,688	763,295
Other assets	368,073	366,457
Total investments and other assets	1,926,152	1,927,365
Total assets	$23,992,705	$23,621,613

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2022	2021
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$895,814	$895,814
Short-term borrowings (Note D)	78,000	—
Accounts payable	1,729,943	1,332,391
Commodity imbalances	403,487	309,054
Accrued interest	136,448	235,602
Operating lease liability	12,583	13,783
Other current liabilities	226,320	397,975
Total current liabilities	3,482,595	3,184,619
Long-term debt, excluding current maturities (Note D)	12,750,485	12,747,636
Deferred credits and other liabilities
Deferred income taxes	1,278,319	1,166,690
Operating lease liability	73,529	75,636
Other deferred credits	414,083	431,869
Total deferred credits and other liabilities	1,765,931	1,674,195
Commitments and contingencies (Note I)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 446,599,266 shares at March 31, 2022; issued 474,916,234 shares and outstanding 446,138,177 shares at December 31, 2021	4,749	4,749
Paid-in capital	7,176,983	7,213,861
Accumulated other comprehensive loss (Note F)	(467,672)	(471,351)
Retained earnings	—	—
Treasury stock, at cost: 28,316,968 shares at March 31, 2022, and 28,778,057 shares at December 31, 2021	(720,366)	(732,096)
Total equity	5,993,694	6,015,163
Total liabilities and equity	$23,992,705	$23,621,613
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$391,171	$386,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,858	157,120
Equity in net earnings from investments	(36,340)	(33,320)
Distributions received from unconsolidated affiliates	35,699	30,862
Deferred income taxes	110,531	119,194
Other, net	24,589	11,672
Changes in assets and liabilities:
Accounts receivable	(243,501)	(85,212)
NGLs and natural gas in storage, net of commodity imbalances	(46,788)	(123,379)
Accounts payable	385,082	251,344
Accrued interest	(99,154)	(104,872)
Risk-management assets and liabilities	(118,703)	(19,302)
Other assets and liabilities, net	(94,233)	(56,966)
Cash provided by operating activities	462,211	533,317
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(256,978)	(176,734)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	9,795	10,191
Other, net	3,478	(4,148)
Cash used in investing activities	(243,705)	(170,691)
Financing activities
Dividends paid	(417,417)	(416,229)
Short-term borrowings, net	78,000	—
Repayment of long-term debt	—	(56,492)
Other, net	(10,870)	(11,988)
Cash used in financing activities	(350,287)	(484,709)
Change in cash and cash equivalents	(131,781)	(122,083)
Cash and cash equivalents at beginning of period	146,391	524,496
Cash and cash equivalents at end of period	$14,610	$402,413
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2022	20,000	474,916,234	$—	$4,749	$7,213,861
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(5,325)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(26,264)
Other, net	—	—	—	—	(5,289)
March 31, 2022	20,000	474,916,234	$—	$4,749	$7,176,983

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2022	$(471,351)	$—	$(732,096)	$6,015,163
Net income	—	391,171	—	391,171
Other comprehensive income (Note F)	3,679	—	—	3,679
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	11,730	6,405
Common stock dividends - $0.935 per share (Note E)	—	(390,896)	—	(417,160)
Other, net	—	—	—	(5,289)
March 31, 2022	$(467,672)	$—	$(720,366)	$5,993,694

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2021 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not discussed herein or in our Annual Report were assessed and determined to be either not applicable or clarifications of ASUs previously issued. There have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us.

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
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of exchange-cleared derivatives to hedge natural gas basis and NGL price risk at certain market locations and over-the-counter interest-rate derivatives.
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk at certain market locations. These commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at March 31, 2022, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2022
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$58,373	$251,834	$6,262	$316,469	$(316,469)	$—
Interest-rate contracts	—	4,420	—	4,420	—	4,420
Total derivative assets	$58,373	$256,254	$6,262	$320,889	$(316,469)	$4,420
Derivative liabilities
Commodity contracts
Financial contracts	$(171,737)	$(146,152)	$(196,093)	$(513,982)	$513,982	$—
Interest-rate contracts	—	(68,788)	—	(68,788)	—	(68,788)
Total derivative liabilities	$(171,737)	$(214,940)	$(196,093)	$(582,770)	$513,982	$(68,788)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2022, we held no cash and posted $275.7 million of cash with various counterparties, including $197.5 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $78.2 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2022	2021
	(Thousands of dollars)
Net liabilities at beginning of period	$(114,283)	$(31,321)
Total changes in fair value:
Settlements included in net income (a)	38,068	24,738
New Level 3 derivatives included in other comprehensive income (b)	(506)	(4,612)
Unrealized change included in other comprehensive income (b)	(113,110)	(30,599)
Net liabilities at end of period	$(189,831)	$(41,794)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2022 and 2021, there were no transfers in or out of Level 3 of the fair value hierarchy.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market. We have investments associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily are composed of exchange-traded mutual funds classified as Level 1.

The estimated fair value of our consolidated long-term debt, including current maturities, was $14.3 billion and $15.6 billion at March 31, 2022, and December 31, 2021, respectively. The book value of our consolidated long-term debt, including current maturities, was $13.6 billion at March 31, 2022, and December 31, 2021. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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
•Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange-traded or customized and nonexchange-traded; and
•Collars - Combination of a purchased put option and a sold call option, which places a floor and ceiling price for commodity sales being hedged.

We may also use other instruments to mitigate commodity price risk.

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may increase or decrease, which would impact the average fee rate in our Natural Gas Gathering and Processing segment. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At March 31, 2022, and December 31, 2021, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At March 31, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		March 31, 2022		December 31, 2021
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$316,469	$(513,982)	$204,161	$(303,740)
Interest-rate contracts	Other current assets/liabilities	4,420	(68,788)	—	(145,524)
Total derivatives designated as hedging instruments		$320,889	$(582,770)	$204,161	$(449,264)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At March 31, 2022, and December 31, 2021, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $197.5 million and $99.6 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2022	December 31 2021
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(64.7)	(32.3)
- Crude oil and NGLs (MMBbl)	Futures	(11.3)	(10.0)
Basis
- Natural gas (Bcf)	Futures	(64.6)	(30.5)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Commodity contracts	$(174,360)	$(63,430)
Interest-rate contracts	81,155	106,285
Total unrealized change in fair value of cash flow hedges in other comprehensive income	$(93,205)	$42,855

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended
		March 31,
		2022	2021
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(210,794)	$(130,518)
	Cost of sales and fuel	134,368	86,436
Interest-rate contracts	Interest expense	(9,330)	(9,666)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(85,756)	$(53,748)

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2022.

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

At March 31, 2022, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	March 31, 2022	December 31, 2021
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 0.94% as of March 31, 2022	$78,000	$—
Senior unsecured obligations:
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	672,530
$500,000 at 4.5% due March 2050	443,015	443,015
$300,000 at 7.15% due January 2051	300,000	300,000
Total debt	13,834,709	13,756,709
Unamortized portion of terminated swaps	11,166	11,596
Unamortized debt issuance costs and discounts	(121,576)	(124,855)
Current maturities of long-term debt	(895,814)	(895,814)
Short-term borrowings (a)	(78,000)	—
Long-term debt	$12,750,485	$12,747,636
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement, which expires in June 2024, is a revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In the first quarter 2022, we acquired assets for $30 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the first quarter 2022 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At March 31, 2022, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 4.0 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Guarantees - ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness.

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2022 were $0.935 per share. A common stock dividend of $0.935 per share was declared for shareholders of record at the close of business on May 2, 2022, payable May 16, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 16, 2022.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2022	$(352,315)	$(107,659)	$(11,377)	$(471,351)
Other comprehensive income (loss) before reclassifications	(71,768)	129	5,937	(65,702)
Amounts reclassified to net income (b)	66,032	2,901	448	69,381
Other comprehensive income (loss)	(5,736)	3,030	6,385	3,679
March 31, 2022	$(358,051)	$(104,629)	$(4,992)	$(467,672)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at March 31, 2022, representing unrealized losses related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 33 months (a)	$(152,351)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (b)	(156,136)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(49,564)
Accumulated other comprehensive loss at March 31, 2022	$(358,051)
(a) - Based on commodity prices on March 31, 2022, we expect net losses of $147.6 million, net of tax, will be reclassified into earnings during the next 12 months.
(b) - We expect net losses of $24.5 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$390,896	447,124	$0.87
Diluted EPS
Effect of dilutive securities	—	1,280
Net income available for common stock and common stock equivalents	$390,896	448,404	$0.87

	Three Months Ended March 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$385,901	445,894	$0.87
Diluted EPS
Effect of dilutive securities	—	991
Net income available for common stock and common stock equivalents	$385,901	446,885	$0.86

H.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Northern Border Pipeline	$20,125	$20,239
Roadrunner	9,141	7,749
Overland Pass Pipeline	5,008	2,972
Other	2,066	2,360
Equity in net earnings from investments	$36,340	$33,320

We incurred expenses in transactions with unconsolidated affiliates of $14.5 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for all periods presented were not material.

I.    COMMITMENTS AND CONTINGENCIES

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

J.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2021 (a)	$51.5
Revenue recognized included in beginning balance	(30.2)
Net additions	26.4
Balance at March 31, 2022 (b)	$47.7
(a) - Contract liabilities of $35.3 million and $16.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $19.2 million and $28.5 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2022, and December 31, 2021, relate to customer receivables. Revenues sources are disaggregated in Note K.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2022, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from two months to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2022	$297.1
2023	363.6
2024	316.2
2025	232.2
2026 and beyond	870.9
Total estimated transaction price allocated to unsatisfied performance obligations	$2,080.0

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

K.    SEGMENTS

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,004,349	$4,548,701	$—	$5,553,050
Residue natural gas sales	551,037	—	26,420	577,457
Gathering, processing and exchange services revenue	31,445	135,843	—	167,288
Transportation and storage revenue	—	46,822	122,711	169,533
Other	4,839	2,869	206	7,914
Total revenues (c)	1,591,670	4,734,235	149,337	6,475,242

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,288,551)	(4,089,124)	(16,992)	(5,394,667)
Operating costs	(93,711)	(128,862)	(41,208)	(263,781)
Equity in net earnings from investments	1,633	5,441	29,266	36,340
Noncash compensation expense and other	3,655	5,924	3,118	12,697
Segment adjusted EBITDA	$214,696	$527,614	$123,521	$865,831

Depreciation and amortization	$(62,726)	$(75,030)	$(15,045)	$(152,801)
Investments in unconsolidated affiliates	$27,350	$414,966	$355,075	$797,391
Total assets	$6,914,107	$15,101,665	$2,154,030	$24,169,802
Capital expenditures	$93,298	$125,535	$23,355	$242,188
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $603.9 million, of which $547.3 million related to revenues within the segment, and cost of sales and fuel of $146.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $92.6 million and cost of sales and fuel of $16.1 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.0 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$5,553,050	$(1,027,613)	$4,525,437
Residue natural gas sales	577,457	(332)	577,125
Gathering, processing and exchange services revenue	167,288	—	167,288
Transportation and storage revenue	169,533	(2,025)	167,508
Other	7,914	(663)	7,251
Total revenues (a)	$6,475,242	$(1,030,633)	$5,444,609

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,394,667)	$1,028,719	$(4,365,948)
Operating costs	$(263,781)	$(136)	$(263,917)
Depreciation and amortization	$(152,801)	$(1,057)	$(153,858)
Equity in net earnings from investments	$36,340	$—	$36,340
Investments in unconsolidated affiliates	$797,391	$—	$797,391
Total assets	$24,169,802	$(177,097)	$23,992,705
Capital expenditures	$242,188	$14,790	$256,978
(a) - Noncustomer revenue for the three months ended March 31, 2022, totaled $(174.7) million related primarily to losses from derivatives on commodity contracts.

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

	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$391,171	$386,176
Add:
Interest expense, net of capitalized interest	172,054	185,523
Depreciation and amortization	153,858	157,120
Income taxes	122,420	122,132
Noncash compensation expense	24,733	16,283
Other corporate costs and equity AFUDC	1,595	(715)
Total segment adjusted EBITDA	$865,831	$866,519

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

Market Conditions and Business Update - We experienced increased volumes in the first quarter 2022, compared with the first quarter 2021, due primarily to increased producer activity in the Rocky Mountain region, increased ethane production across our system, the impact of Winter Storm Uri in the first quarter 2021 and completed capital-growth projects, highlighting our extensive and integrated assets that are located in some of the most productive shale basins in the United States. Although the energy industry has experienced many up and down commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2022. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, normal volumetric well declines which are offset partially by rising gas-to-oil ratios, severe weather disruptions, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Recent geopolitical events have disrupted global supply chains and have caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil and other energy commodities, and European countries have taken steps to reduce imports of Russian oil and natural gas. These events have highlighted the importance of a strong national energy infrastructure supporting the United States economy and national security. We operate an integrated, reliable, resilient and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. We believe our assets are well positioned to provide midstream services to producers as they respond to increased domestic and international demand.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, gathered and processed volumes increased in the first quarter 2022, compared with the first quarter 2021, due primarily to increased producer activity in the Rocky Mountain region.

In our Natural Gas Pipelines segment, continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers. In April 2022, we completed a 1.1 Bcf expansion of our Texas natural gas storage facilities’ capacities. We are currently expanding the injection capabilities of our Oklahoma natural gas storage facilities resulting in the ability to utilize and subscribe an additional 4 Bcf of our existing storage capacity, with expected completion in second quarter 2023.

NGLs - In our Natural Gas Liquids segment, NGL volumes increased in the first quarter 2022, compared with the first quarter 2021, due primarily to increased ethane production across our system, the unfavorable impact of Winter Storm Uri in the first quarter 2021 and increased production in the Rocky Mountain and Mid-Continent regions and Permian Basin.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system increased approximately 105 MBbl/d to an average of 460 MBbl/d in the first quarter 2022, compared with 355 MBbl/d in 2021, due primarily to changes in ethane extraction economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system.

Growth Projects - We announced plans in late 2021 to restart construction on our 200 MMcf/d Demicks Lake III natural gas processing plant in the Williston Basin and our 125 MBbl/d MB-5 fractionator in Mont Belvieu, Texas, which are now expected to be completed in the first quarter 2023 and second quarter 2023, respectively. See “Executive Summary” in Part I, Item 1, Business and “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for more information on our growth projects.

Sustainability and Social Responsibility - In 2021 and 2022, we qualified for inclusion in the S&P Global Sustainability Yearbook and received a perfect score of 100 in the Human Rights Campaign Corporate Equality Index. In 2021, we received an MSCI Inc. ESG Rating of AA, were named to JUST Capital’s list of Top 100 U.S. Companies Supporting Healthy Families and Communities and received an ESG Risk Rating placing us in the top 10% in the refiners and pipelines industry assessed by Sustainalytics. We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our extensive midstream assets and expertise.

Dividends - In February 2022, we maintained and paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the same quarter in the prior year. We declared a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis) in April 2022. The quarterly common stock dividend will be paid May 16, 2022, to shareholders of record at the close of business on May 2, 2022.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2022 vs. 2021
Financial Results	2022	2021	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$5,105.2	$2,836.1	2,269.1
Services	339.4	358.6	(19.2)
Total revenues	5,444.6	3,194.7	2,249.9
Cost of sales and fuel (exclusive of items shown separately below)	4,365.9	2,121.5	2,244.4
Operating costs	263.9	251.7	12.2
Depreciation and amortization	153.9	157.1	(3.2)
Gain on sale of assets	(1.6)	(0.3)	1.3
Operating income	$662.5	$664.7	(2.2)
Equity in net earnings from investments	$36.3	$33.3	3.0
Interest expense, net of capitalized interest	$(172.1)	$(185.5)	(13.4)
Net income	$391.2	$386.2	5.0
Diluted EPS	$0.87	$0.86	0.01
Adjusted EBITDA	$863.9	$866.4	(2.5)
Capital expenditures	$257.0	$176.7	80.3
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income remained relatively unchanged for the three months ended March 31, 2022, compared with the same period in 2021, primarily as a result of the following:
•Natural Gas Pipelines - a decrease of $125.4 million due to the impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue; offset by

•Natural Gas Liquids - an increase of $104.5 million in exchange services related primarily to higher average fee rates, higher volumes, wider commodity price differentials and the unfavorable impact of Winter Storm Uri in the first quarter 2021; and
•Natural Gas Gathering and Processing - an increase of $24.9 million from higher volumes due primarily to increased production in the Rocky Mountain region.

Net income and diluted EPS increased for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to the items discussed above and lower interest expense related to lower debt balances and increased capitalized interest, offset partially by losses related to the mark-to-market of investments associated with certain benefit plan investments.

Capital expenditures increased for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to our capital-growth projects, including the construction of our Demicks Lake III natural gas processing plant and our MB-5 fractionator.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2022 and 2023. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate long-term volumetric risk.

Growth Projects - Our Natural Gas Gathering and Processing segment invests in growth projects in NGL-rich areas in the Williston Basin driven by demand for gathering and processing services by producers in the regions in which we operate. See “Executive Summary” in Part I, Item 1, Business and “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for more information on our growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2022 vs. 2021
Financial Results	2022	2021	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,004.3	$491.8	512.5
Residue natural gas sales	551.0	312.2	238.8
Gathering, compression, dehydration and processing fees and other revenue	36.4	35.7	0.7
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,288.6)	(555.3)	733.3
Operating costs, excluding noncash compensation adjustments	(88.6)	(80.7)	7.9
Equity in net earnings from investments	1.6	1.7	(0.1)
Other	(1.4)	(0.7)	(0.7)
Adjusted EBITDA	$214.7	$204.7	10.0
Capital expenditures	$93.3	$39.7	53.6
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $10.0 million for the three months ended March 31, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $24.9 million from higher volumes due primarily to increased producer activity in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region; offset by
•a decrease of $6.2 million due primarily to lower realized natural gas prices due to the impact of hedging; and
•an increase of $7.9 million in operating costs due primarily to higher materials and supplies expense and higher outside services due primarily to the growth of our operations.

Capital expenditures increased for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to growth projects, including our Demicks Lake III project.

	Three Months Ended
	March 31,
Operating Information (a)	2022	2021
Natural gas gathered (BBtu/d)	2,736	2,589
Natural gas processed (BBtu/d) (b)	2,517	2,380
Average fee rate ($/MMBtu)	$1.04	$1.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes increased for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to increased producer activity in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region.

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

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with NGL product demand from the petrochemical and refining industries and NGL export demand in the Gulf Coast. See “Executive Summary” in Part I, Item 1, Business and “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for more information on our growth projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2022 vs. 2021
Financial Results	2022	2021	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,548.7	$2,414.8	2,133.9
Exchange service revenues and other	138.7	146.5	(7.8)
Transportation and storage revenues	46.8	48.7	(1.9)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,089.1)	(2,060.3)	2,028.8
Operating costs, excluding noncash compensation adjustments	(120.4)	(116.0)	4.4
Equity in net earnings from investments	5.4	3.6	1.8
Other	(2.5)	(1.7)	(0.8)
Adjusted EBITDA	$527.6	$435.6	92.0
Capital expenditures	$125.5	$112.0	13.5
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $92.0 million for the three months ended March 31, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $58.3 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$36.4 million in higher average fee rates,
◦$26.9 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, and
◦$26.8 million related to wider commodity price differentials, offset by
◦$23.6 million in higher fractionation costs due primarily to higher fuel and power costs related to increased volumes at our facilities; and
•an increase of $46.2 million in exchange services due to the unfavorable impact of Winter Storm Uri in the first quarter 2021, which resulted in lower volumes across our operations and increased electricity costs; offset by
•a decrease of $4.3 million in optimization and marketing due primarily to favorable nonrecurring activities in the first quarter 2021 during Winter Storm Uri, offset partially by wider location and commodity price differentials.

Capital expenditures increased for the three months ended March 31, 2022, compared with the same periods in 2021, due primarily to capital-growth projects, including our MB-5 fractionator.

	Three Months Ended
	March 31,
Operating Information	2022	2021
Raw feed throughput (MBbl/d) (a)	1,212	1,036
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$(0.02)
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services.

Volumes increased for the three months ended March 31, 2022, compared with the same period in 2021, due primarily to increased ethane production across our system, the unfavorable impact of Winter Storm Uri in the first quarter 2021 and increased production in the Rocky Mountain and Mid-Continent regions and Permian Basin.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment, through its wholly owned assets primarily in Oklahoma, Texas and the upper Midwest, provides transportation and storage services to end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. We have 50% ownership interests in Northern Border Pipeline and Roadrunner, which provide transportation services to various end users. Our assets are connected to key supply areas and demand centers, including supply areas in Canada and the United States via our intrastate and interstate natural gas pipelines and Northern Border Pipeline, and export markets in Mexico via Roadrunner which enable us to provide essential natural gas transportation and storage services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2022 vs. 2021
Financial Results	2022	2021	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$101.5	$117.1	(15.6)
Storage revenues	21.2	15.8	5.4
Residue natural gas sales and other revenues	26.6	115.9	(89.3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(17.0)	(10.0)	7.0
Operating costs, excluding noncash compensation adjustments	(38.9)	(40.1)	(1.2)
Equity in net earnings from investments	29.3	28.0	1.3
Other	0.8	(0.5)	1.3
Adjusted EBITDA	$123.5	$226.2	(102.7)
Capital expenditures	$23.4	$21.2	2.2
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA decreased $102.7 million for the three months ended March 31, 2022, compared with the same period in 2021, primarily as a result of the following:
•a decrease of $125.4 million due to the impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue; offset by
•an increase of $7.2 million due primarily to higher average prices on natural gas sales of volumes previously held in inventory, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above;
•an increase of $6.8 million in transportation services due primarily to higher interruptible revenue, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above, and higher firm transportation rates; and
•an increase of $5.1 million in storage services due primarily to higher storage rates.

	Three Months Ended
	March 31,
Operating Information (a)	2022	2021
Natural gas transportation capacity contracted (MDth/d)	7,527	7,423
Transportation capacity contracted	96%	95%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian Pipeline L.L.C.’s rates pursuant to Section 5 of the Natural Gas Act. The review is currently in process, and while the ultimate outcome cannot be predicted, it could result in a future reduction of rates. We do not expect the ultimate outcome to impact materially our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2022	2021
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$391,171	$386,176
Add:
Interest expense, net of capitalized interest	172,054	185,523
Depreciation and amortization	153,858	157,120
Income taxes	122,420	122,132
Noncash compensation expense (a)	24,733	16,282
Equity AFUDC	(371)	(812)
Adjusted EBITDA	$863,865	$866,421
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$214,696	$204,716
Natural Gas Liquids	527,614	435,628
Natural Gas Pipelines	123,521	226,175
Other	(1,966)	(98)
Adjusted EBITDA	$863,865	$866,421
(a) - Includes losses of $8.7 million and $1.7 million related to the mark-to-market of investments associated with certain benefit plan investments for the three months ended March 31, 2022 and 2021, respectively.

CONTINGENCIES

See Note I of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of regulatory and environmental matters.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, quarterly cash dividends, capital expenditures and maturities of long-term debt. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2024, and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Guarantees and Cash Management - We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

We use a centralized cash management program that concentrates the cash assets of our nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of March 31, 2022, we are in compliance with all covenants of the $2.5 Billion Credit Agreement.

At March 31, 2022, we had no borrowings under our $2.5 Billion Credit Agreement, $78.0 million of commercial paper outstanding and $14.6 million of cash and cash equivalents.

As of March 31, 2022, we had a working capital deficit of $841.3 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at March 31, 2022, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

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

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating efficiencies as growth capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, excluding AFUDC, were $257.0 million and $176.7 million for the three months ended March 31, 2022 and 2021, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $900-$1,050 million in 2022.

Credit Ratings - Our long-term debt credit ratings as of April 25, 2022, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2022, we paid a common stock dividend of $0.935 per share ($3.74 per share on an annualized basis). A common stock dividend of $0.935 per share was declared for the shareholders of record at the close of business on May 2, 2022, payable May 16, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 16, 2022.

For the three months ended March 31, 2022, our cash flows from operations exceeded dividends paid by $44.8 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand or other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2022 vs. 2021
	March 31,		Favorable (Unfavorable)
	2022	2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$462.2	$533.3	$(71.1)
Investing activities	(243.7)	(170.7)	(73.0)
Financing activities	(350.3)	(484.7)	134.4
Change in cash and cash equivalents	(131.8)	(122.1)	(9.7)
Cash and cash equivalents at beginning of period	146.4	524.5	(378.1)
Cash and cash equivalents at end of period	$14.6	$402.4	$(387.8)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2022, remained relatively unchanged with the same period in 2021, due primarily to higher net income resulting from higher exchange services and the impact of Winter Storm Uri in the first quarter 2021 in our Natural Gas Liquids segment and higher volumes from increased production in our Natural Gas Gathering and Processing segment. These increases were offset by the impact of Winter Storm Uri in the first quarter 2021 in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $217.3 million for the three months ended March 31, 2022, compared with a decrease of $138.4 million for the same period in 2021. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and changes in cash posted for risk-management assets and liabilities, both of which vary from period to period with changes in commodity prices; offset partially by changes in accounts payable resulting from the timing of payments to vendors, suppliers and other third parties, which vary from period to period with changes in commodity prices; and changes in NGLs and natural gas in storage, net of commodity imbalances.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2022, increased $73.0 million, compared with the same period in 2021, due primarily to capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash used in financing activities for the three months ended March 31, 2022, decreased $134.4 million, compared with the same period in 2021, due primarily to the use of short-term borrowings in the first quarter 2022 and the repayment of long-term debt in the first quarter 2021.

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
•the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions throughout the world, including the current conflict in Ukraine and the surrounding region;
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
•the impact of the transition to a lower-carbon economy, including the timing and extent of the transition, as well as the expected role of different energy sources, including natural gas, NGLs and crude oil, in such a transition;
•the pace of technological advancements and industry innovation, including those focused on reducing GHG emissions and advancing other climate-related initiatives, and our ability to take advantage of those innovations and developments;
•the effectiveness of our risk-management function, including mitigating cyber- and climate-related risks;
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
•our ability to efficiently reduce our GHG emissions (both Scope 1 and 2 emissions), including through the use of lower carbon power alternatives, management practices and system optimizations;
•the necessity to focus on maintaining and enhancing our existing assets while reducing our Scope 1 and 2 GHG emissions;
•the effects of weather and other natural phenomena and the effects of climate change (including physical and transition-related effects) on our operations, demand for our services and energy prices;
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
•the risks inherent in the use of information systems in our respective businesses and those of our counterparties and service providers, including cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 pandemic; implementation of new software and hardware; and the impact on the timeliness of information for financial reporting;
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
•the risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;
•the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;
•the impact and outcome of pending and future litigation;
•the impact of recently issued and future accounting updates and other changes in accounting policies; and
•the risk factors listed in the reports we have filed, which are incorporated by reference, and may file with the SEC.

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

Although our businesses are primarily fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In certain commodity price environments, our contractual fees on these fee with POP contracts may increase or decrease, which would impact the average fee rate in our Natural Gas Gathering and Processing segment. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	March 31, 2022	December 31, 2021
	(Millions of dollars)
Crude oil and NGLs	$56.6	$40.6
Natural gas	31.0	11.5
Total change in estimated fair value of commodity contracts	$87.6	$52.1

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.7	$0.95	/ gallon	68%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$63.47	/ Bbl	71%
Natural gas (BBtu/d) - NYMEX and basis	113.4	$3.25	/ MMBtu	77%

	Year Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	12.0	$1.20	/ gallon	68%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$85.48	/ Bbl	71%
Natural gas (BBtu/d) - NYMEX and basis	110.6	$3.75	/ MMBtu	73%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2022. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the nine months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $2.0 million and $2.7 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $0.6 million and $0.9 million, respectively; and
•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $4.0 million and $5.5 million, respectively.

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

At March 31, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest-rate derivative instruments as of the dates indicated:

	March 31, 2022	December 31, 2021
	(Millions of dollars)
Forward-starting interest-rate swaps	$27.8	$19.6

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

In our Natural Gas Gathering and Processing and Natural Gas Pipelines segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report. In our Natural Gas Liquids segment, for the three months ended March 31, 2022, and twelve months ended December 31, 2021, approximately 85% and 70%, respectively, of commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note N of the Notes to Consolidated Financial Statements in our Annual Report.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K, filed February 28, 2022 (File No. 1-13643)).

3.2
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated July 3, 2017, as amended (incorporated by reference from Exhibit 3.2 to ONEOK Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017, filed November 1, 2017 (File No. 1-13643)).

10.1	Form of 2022 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.17 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.2	Form of 2022 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.18 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Balance Sheets at March 31, 2022, and December 31, 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 4, 2022	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)