Form 10-Q
period 2022-06-30
ONEOK INC /NEW/
filed 2022-08-09
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022.
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

On August 1, 2022, the Company had 446,862,227 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended and restated
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal unit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian Pipeline’s senior unsecured three-year $120 million term loan agreement dated June 24, 2022
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share

SOFR	Secured Overnight Financing Rate
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on SOFR
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$5,650,803	$3,074,773	$10,756,014	$5,910,882
Services	345,918	314,191	685,316	672,761
Total revenues (Note J)	5,996,721	3,388,964	11,441,330	6,583,643
Cost of sales and fuel (exclusive of items shown separately below)	4,877,999	2,366,979	9,243,947	4,488,489
Operations and maintenance	230,687	212,319	445,093	419,477
Depreciation and amortization	157,757	156,921	311,615	314,041
General taxes	46,777	41,940	96,288	86,379
Other operating (income) expense, net	(5,449)	(707)	(7,019)	(976)
Operating income	688,950	611,512	1,351,406	1,276,233
Equity in net earnings from investments (Note H)	35,630	25,720	71,970	59,040
Allowance for equity funds used during construction	594	426	965	1,238
Other income (expense), net	(9,324)	(493)	(22,846)	(5,515)
Interest expense (net of capitalized interest of $13,519, $5,443, $25,239 and $10,538, respectively)	(170,751)	(184,957)	(342,805)	(370,480)
Income before income taxes	545,099	452,208	1,058,690	960,516
Income taxes	(130,721)	(110,069)	(253,141)	(232,201)
Net income	414,378	342,139	805,549	728,315
Less: Preferred stock dividends	275	275	550	550
Net income available to common shareholders	$414,103	$341,864	$804,999	$727,765

Basic EPS (Note G)	$0.93	$0.77	$1.80	$1.63

Diluted EPS (Note G)	$0.92	$0.77	$1.80	$1.63
Average shares (thousands)
Basic	447,451	446,337	447,288	446,116
Diluted	448,182	446,903	448,293	446,894
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars)
Net income	$414,378	$342,139	$805,549	$728,315
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(6,639), $51,692, $14,798 and $41,835, respectively	22,226	(173,054)	(49,542)	(140,056)
Derivative amounts reclassified to net income, net of tax of $(21,036), $(10,516), $(40,760) and $(22,877), respectively	70,426	35,204	136,458	76,591
Change in retirement and other postretirement benefit plan obligations, net of tax of $(873), $(1,567), $(1,778) and $(2,654), respectively	2,922	5,247	5,952	8,885
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(1,596), $970, $(3,503) and $(1,369), respectively	5,343	(3,244)	11,728	4,586
Total other comprehensive income (loss), net of tax	100,917	(135,847)	104,596	(49,994)
Comprehensive income	$515,295	$206,292	$910,145	$678,321
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$135,774	$146,391
Accounts receivable, net	1,778,687	1,441,786
Materials and supplies	154,024	153,019
NGLs and natural gas in storage	619,880	427,880
Commodity imbalances	49,251	39,609
Other current assets	288,883	165,689
Total current assets	3,026,499	2,374,374
Property, plant and equipment
Property, plant and equipment	24,394,512	23,820,539
Accumulated depreciation and amortization	4,793,293	4,500,665
Net property, plant and equipment	19,601,219	19,319,874
Investments and other assets
Investments in unconsolidated affiliates	801,315	797,613
Goodwill and net intangible assets	758,081	763,295
Other assets	339,690	366,457
Total investments and other assets	1,899,086	1,927,365
Total assets	$24,526,804	$23,621,613

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2022	2021
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$895,814	$895,814
Accounts payable	1,923,761	1,332,391
Commodity imbalances	345,806	309,054
Accrued interest	235,068	235,602
Operating lease liability	12,305	13,783
Other current liabilities	242,079	397,975
Total current liabilities	3,654,833	3,184,619
Long-term debt, excluding current maturities (Note D)	12,872,692	12,747,636
Deferred credits and other liabilities
Deferred income taxes	1,425,818	1,166,690
Operating lease liability	71,212	75,636
Other deferred credits	387,620	431,869
Total deferred credits and other liabilities	1,884,650	1,674,195
Commitments and contingencies (Note I)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 446,856,499 shares at June 30, 2022; issued 474,916,234 shares and outstanding 446,138,177 shares at December 31, 2021	4,749	4,749
Paid-in capital	7,190,457	7,213,861
Accumulated other comprehensive loss (Note F)	(366,755)	(471,351)
Retained earnings	—	—
Treasury stock, at cost: 28,059,735 shares at June 30, 2022, and 28,778,057 shares at December 31, 2021	(713,822)	(732,096)
Total equity	6,114,629	6,015,163
Total liabilities and equity	$24,526,804	$23,621,613
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$805,549	$728,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311,615	314,041
Equity in net earnings from investments	(71,970)	(59,040)
Distributions received from unconsolidated affiliates	71,488	58,486
Deferred income taxes	227,897	226,963
Other, net	44,584	39,837
Changes in assets and liabilities:
Accounts receivable	(339,729)	(268,541)
NGLs and natural gas in storage, net of commodity imbalances	(164,890)	(171,654)
Accounts payable	568,705	363,694
Risk-management assets and liabilities	(130,873)	(158,927)
Other assets and liabilities, net	(72,792)	4,809
Cash provided by operating activities	1,249,584	1,077,983
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(559,310)	(324,122)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	13,375	11,695
Other, net	3,148	(12,138)
Cash used in investing activities	(542,787)	(324,565)
Financing activities
Dividends paid	(835,309)	(833,083)
Issuance of long-term debt	120,000	—
Repayment of long-term debt	—	(68,787)
Other, net	(2,105)	(1,667)
Cash used in financing activities	(717,414)	(903,537)
Change in cash and cash equivalents	(10,617)	(150,119)
Cash and cash equivalents at beginning of period	146,391	524,496
Cash and cash equivalents at end of period	$135,774	$374,377
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2022	20,000	474,916,234	$—	$4,749	$7,213,861
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—
Common stock issued	—	—	—	—	(5,325)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(26,264)
Other, net	—	—	—	—	(5,289)
March 31, 2022	20,000	474,916,234	$—	$4,749	$7,176,983
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—
Common stock issued	—	—	—	—	7,039
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(3,553)
Other, net	—	—	—	—	9,988
June 30, 2022	20,000	474,916,234	$—	$4,749	$7,190,457

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7,115
Common stock dividends - $0.935 per share	—	—	—	—	(74,765)
Other, net	—	—	—	—	9,710
June 30, 2021	20,000	474,916,234	$—	$4,749	$7,247,334

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2022	$(471,351)	$—	$(732,096)	$6,015,163
Net income	—	391,171	—	391,171
Other comprehensive income (Note F)	3,679	—	—	3,679
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	11,730	6,405
Common stock dividends - $0.935 per share (Note E)	—	(390,896)	—	(417,160)
Other, net	—	—	—	(5,289)
March 31, 2022	$(467,672)	$—	$(720,366)	$5,993,694
Net income	—	414,378	—	414,378
Other comprehensive income (Note F)	100,917	—	—	100,917
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	6,544	13,583
Common stock dividends - $0.935 per share (Note E)	—	(414,103)	—	(417,656)
Other, net	—	—	—	9,988
June 30, 2022	$(366,755)	$—	$(713,822)	$6,114,629

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965
Net income	—	342,139	—	342,139
Other comprehensive loss	(135,847)	—	—	(135,847)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	7,208	14,323
Common stock dividends - $0.935 per share	—	(341,864)	—	(416,629)
Other, net	—	—	—	9,710
June 30, 2021	$(601,443)	$—	$(740,254)	$5,910,386
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

Subsequent Event - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel are safe and accounted for with evacuations of local residents taken as a precautionary measure. While the facility is not currently operational, we are using our integrated NGL pipeline system between the Mid-Continent and Gulf Coast, along with our fractionation and storage assets and fractionation and storage arrangements with industry peers, to provide midstream services. We are working to reduce future impacts to our suppliers and customers. We are cooperating with government agencies, as applicable, and we continue our efforts to determine the cause of the event and expect the Medford facility to remain out of service for an extended period. Subject to the terms and conditions of the policies and any applicable sub-limits, we have property damage and business interruption insurance coverage with a combined per occurrence limit of $2 billion and deductibles of $5 million per occurrence for property damage and a 45-day waiting period per occurrence for business interruption coverage.

We are in the early stages of determining the full extent of property damage and developing information to support a claim for property damage and business interruption losses. We expect our insurance coverage to mitigate our financial loss, which cannot be reasonably estimated at this time. As a result of our insurance coverage, we do not currently anticipate that the Medford incident will have a material effect on our financial condition, results of operations or cash flows. However, the timing of insurance proceeds may impact our results in a given quarter or year.

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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk at certain market locations. These commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at June 30, 2022, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2022
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$14,226	$130,446	$19,529	$164,201	$(164,201)	$—
Interest-rate contracts	—	24,223	—	24,223	—	24,223
Total derivative assets	$14,226	$154,669	$19,529	$188,424	$(164,201)	$24,223
Derivative liabilities
Commodity contracts
Financial contracts	$(104,080)	$(80,143)	$(129,925)	$(314,148)	$314,148	$—
Interest-rate contracts	—	(25,455)	—	(25,455)	—	(25,455)
Total derivative liabilities	$(104,080)	$(105,598)	$(129,925)	$(339,603)	$314,148	$(25,455)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2022, we held no cash and posted $287.8 million of cash with various counterparties, including $149.9 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $137.9 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2022	2021	2022	2021
	(Thousands of dollars)
Net liabilities at beginning of period	$(189,831)	$(41,794)	$(114,283)	$(31,321)
Total changes in fair value:
Settlements included in net income (a)	56,782	17,731	59,699	26,852
New Level 3 derivatives included in other comprehensive income (loss) (b)	9,430	(20,262)	9,442	(68,237)
Unrealized change included in other comprehensive income (loss) (b)	13,223	(77,425)	(65,254)	(49,044)
Net liabilities at end of period	$(110,396)	$(121,750)	$(110,396)	$(121,750)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and six months ended June 30, 2022 and 2021, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $13.1 billion and $15.6 billion at June 30, 2022, and December 31, 2021, respectively. The book value of our consolidated long-term debt, including current maturities, was $13.8 billion and $13.6 billion at June 30, 2022, and December 31, 2021, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At June 30, 2022, and December 31, 2021, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At June 30, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		June 30, 2022		December 31, 2021
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$164,201	$(314,148)	$204,161	$(303,740)
Interest-rate contracts	Other current assets/liabilities	24,223	(25,455)	—	(145,524)
Total derivatives designated as hedging instruments		$188,424	$(339,603)	$204,161	$(449,264)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At June 30, 2022, and December 31, 2021, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $149.9 million and $99.6 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2022	December 31 2021
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(57.1)	(32.3)
- Crude oil and NGLs (MMBbl)	Futures	(10.9)	(10.0)
Basis
- Natural gas (Bcf)	Futures	(57.0)	(30.5)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Commodity contracts	$(34,273)	$(175,477)	$(208,633)	$(238,907)
Interest-rate contracts	63,138	(49,269)	144,293	57,016
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$28,865	$(224,746)	$(64,340)	$(181,891)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(257,774)	$(85,162)	$(468,568)	$(215,680)
	Cost of sales and fuel	175,935	49,357	310,303	135,793
Interest-rate contracts	Interest expense	(9,623)	(9,915)	(18,953)	(19,581)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(91,462)	$(45,720)	$(177,218)	$(99,468)

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2022.

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

At June 30, 2022, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2022	December 31, 2021
	(Thousands of dollars)
Commercial paper outstanding	$—	$—
Senior unsecured obligations:
$900,000 at 3.375% due October 2022	895,814	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	672,530
$500,000 at 4.5% due March 2050	443,015	443,015
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
$120,000 term loan, variable rate, due June 2025	120,000	—
Total debt	13,876,709	13,756,709
Unamortized portion of terminated swaps	10,737	11,596
Unamortized debt issuance costs and discounts	(118,940)	(124,855)
Current maturities of long-term debt	(895,814)	(895,814)
Long-term debt	$12,872,692	$12,747,636
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - In June 2022, we amended and restated our $2.5 Billion Credit Agreement, extending its maturity to June 2027. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, beginning in June 2022, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In the first quarter 2022, we acquired assets for $30 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the first quarter 2022 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. As of June 30, 2022, we had no outstanding borrowings, our ratio of consolidated net indebtedness to adjusted EBITDA was 3.9 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

The $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the $2.5 Billion Credit Agreement, we may request up to an aggregate $1.0 billion increase in the size of the facility, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. The $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Borrowings, if any, will accrue at Term SOFR plus an applicable margin based on our credit ratings at the time of determination plus an adjustment of 10 basis points. Under our current credit ratings, the applicable margin on any borrowings would be 110 basis points. We are required to pay an annual facility fee equal to the daily amount of aggregate commitments under the $2.5 Billion Credit Agreement times an applicable rate based on our credit rating at the time of determination. Under our current credit ratings, the applicable rate is 15 basis points. We have the option to request two one-year maturity extensions, subject to lender approvals. The $2.5 Billion Credit Agreement also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder.

Guardian Term Loan Agreement - In June 2022, Guardian Pipeline entered into a $120 million senior unsecured Term Loan Agreement. The Guardian Term Loan Agreement matures in June 2025, and bears interest at Term SOFR plus an applicable margin based on Guardian Pipeline’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Guardian Pipeline’s current credit ratings, the applicable margin is 112.5 basis points. The Guardian Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the second quarter 2022, Guardian Pipeline drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK. The Guardian Term Loan Agreement contains certain affirmative and negative covenants, as well as customary events of default, the occurrence of which could result in a termination of lenders’ commitments and the accelerations of all of Guardian Pipeline’s obligations thereunder. Guardian Pipeline is in compliance with all covenants under the Guardian Term Loan Agreement.

Debt Repayments - In July 2022, we redeemed the remaining $895.8 million of our $900 million, 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of July 31, 2022, we had $860 million of short-term borrowings outstanding.

Debt Guarantees - ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The Guardian Term Loan Agreement is not guaranteed by ONEOK, ONEOK Partners or the Intermediate Partnership.

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2022 and May 2022 were $0.935 per share. A common stock dividend of $0.935 per share was declared for shareholders of record at the close of business on August 1, 2022, payable August 15, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022 and May 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 15, 2022.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2022	$(352,315)	$(107,659)	$(11,377)	$(471,351)
Other comprehensive income (loss) before reclassifications	(49,542)	149	10,956	(38,437)
Amounts reclassified to net income (b)	136,458	5,803	772	143,033
Other comprehensive income	86,916	5,952	11,728	104,596
June 30, 2022	$(265,399)	$(101,707)	$351	$(366,755)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at June 30, 2022, representing unrealized losses related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 30 months (a)	$(115,725)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (b)	(148,726)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	(948)
Accumulated other comprehensive loss at June 30, 2022	$(265,399)
(a) - Based on commodity prices on June 30, 2022, we expect net losses of $104.1 million, net of tax, will be reclassified into earnings during the next 12 months.
(b) - We expect net losses of $21.7 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$414,103	447,451	$0.93
Diluted EPS
Effect of dilutive securities	—	731
Net income available for common stock and common stock equivalents	$414,103	448,182	$0.92

	Three Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$341,864	446,337	$0.77
Diluted EPS
Effect of dilutive securities	—	566
Net income available for common stock and common stock equivalents	$341,864	446,903	$0.77

	Six Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$804,999	447,288	$1.80
Diluted EPS
Effect of dilutive securities	—	1,005
Net income available for common stock and common stock equivalents	$804,999	448,293	$1.80

	Six Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$727,765	446,116	$1.63
Diluted EPS
Effect of dilutive securities	—	778
Net income available for common stock and common stock equivalents	$727,765	446,894	$1.63

H.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Northern Border Pipeline	$16,347	$12,586	$36,472	$32,825
Roadrunner	9,300	7,602	18,441	15,351
Overland Pass Pipeline	7,885	4,739	12,893	7,711
Other	2,098	793	4,164	3,153
Equity in net earnings from investments	$35,630	$25,720	$71,970	$59,040

We incurred expenses in transactions with unconsolidated affiliates of $15.6 million and $12.5 million for the three months ended June 30, 2022 and 2021, respectively, and $30.1 million and $28.0 million for the six months ended June 30, 2022 and 2021, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

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

J.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation and storage contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2021 (a)	$51.5
Revenue recognized included in beginning balance	(33.1)
Net additions	43.3
Balance at June 30, 2022 (b)	$61.7
(a) - Contract liabilities of $35.3 million and $16.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $33.2 million and $28.5 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2022, and December 31, 2021, relate to customer receivables. Revenues sources are disaggregated in Note K.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2022, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from two months to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2022	$207.6
2023	390.8
2024	328.1
2025	240.2
2026 and beyond	882.9
Total estimated transaction price allocated to unsatisfied performance obligations	$2,049.6

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

Other and eliminations consist of corporate costs, the operating and leasing activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company, which began in April 2022, and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$1,039,199	$5,010,571	$—	$6,049,770
Residue natural gas sales	659,735	—	945	660,680
Gathering, processing and exchange services revenue	36,056	139,928	—	175,984
Transportation and storage revenue	—	40,282	130,711	170,993
Other	5,266	2,518	233	8,017
Total revenues (c)	1,740,256	5,193,299	131,889	7,065,444

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,398,624)	(4,543,318)	(744)	(5,942,686)
Operating costs	(97,468)	(143,043)	(41,200)	(281,711)
Equity in net earnings from investments	1,596	8,387	25,647	35,630
Noncash compensation expense and other	6,442	2,051	396	8,889
Segment adjusted EBITDA	$252,202	$517,376	$115,988	$885,566

Depreciation and amortization	$(65,127)	$(75,277)	$(16,244)	$(156,648)
Capital expenditures	$123,417	$150,165	$19,136	$292,718
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $617.1 million, of which $567.7 million related to revenues within the segment, and cost of sales and fuel of $152.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $74.7 million and cost of sales and fuel of $6.2 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.1 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$6,049,770	$(1,062,412)	$4,987,358
Residue natural gas sales	660,680	—	660,680
Gathering, processing and exchange services revenue	175,984	—	175,984
Transportation and storage revenue	170,993	(2,117)	168,876
Other	8,017	(4,194)	3,823
Total revenues (a)	$7,065,444	$(1,068,723)	$5,996,721

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,942,686)	$1,064,687	$(4,877,999)
Operating costs	$(281,711)	$4,247	$(277,464)
Depreciation and amortization	$(156,648)	$(1,109)	$(157,757)
Equity in net earnings from investments	$35,630	$—	$35,630
Capital expenditures	$292,718	$9,614	$302,332
(a) - Noncustomer revenue for the three months ended June 30, 2022, totaled $(132.7) million related primarily to losses from derivatives on commodity contracts.

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

Six Months Ended June 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$2,043,548	$9,559,272	$—	$11,602,820
Residue natural gas sales	1,210,772	—	27,365	1,238,137
Gathering, processing and exchange services revenue	67,501	275,771	—	343,272
Transportation and storage revenue	—	87,104	253,422	340,526
Other	10,105	5,387	439	15,931
Total revenues (c)	3,331,926	9,927,534	281,226	13,540,686

Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,687,174)	(8,632,442)	(17,736)	(11,337,352)
Operating costs	(191,179)	(271,905)	(82,408)	(545,492)
Equity in net earnings from investments	3,230	13,827	54,913	71,970
Noncash compensation expense and other	10,095	7,976	3,514	21,585
Segment adjusted EBITDA	$466,898	$1,044,990	$239,509	$1,751,397

Depreciation and amortization	$(127,853)	$(150,307)	$(31,289)	$(309,449)
Investments in unconsolidated affiliates	$27,794	$414,967	$358,554	$801,315
Total assets	$7,084,849	$15,183,170	$2,176,256	$24,444,275
Capital expenditures	$216,715	$275,700	$42,491	$534,906
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $1.1 billion related to revenues within the segment, and cost of sales and fuel of $298.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $167.3 million and cost of sales and fuel of $22.3 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $2.1 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$11,602,820	$(2,090,025)	$9,512,795
Residue natural gas sales	1,238,137	(332)	1,237,805
Gathering, processing and exchange services revenue	343,272	—	343,272
Transportation and storage revenue	340,526	(4,142)	336,384
Other	15,931	(4,857)	11,074
Total revenues (a)	$13,540,686	$(2,099,356)	$11,441,330

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,337,352)	$2,093,405	$(9,243,947)
Operating costs	$(545,492)	$4,111	$(541,381)
Depreciation and amortization	$(309,449)	$(2,166)	$(311,615)
Equity in net earnings from investments	$71,970	$—	$71,970
Investments in unconsolidated affiliates	$801,315	$—	$801,315
Total assets	$24,444,275	$82,529	$24,526,804
Capital expenditures	$534,906	$24,404	$559,310
(a) - Noncustomer revenue for the six months ended June 30, 2022, totaled $(307.4) million related primarily to losses from derivatives on commodity contracts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$414,378	$342,139	$805,549	$728,315
Add:
Interest expense, net of capitalized interest	170,751	184,957	342,805	370,480
Depreciation and amortization	157,757	156,921	311,615	314,041
Income taxes	130,721	110,069	253,141	232,201
Noncash compensation expense	13,014	7,825	37,747	24,108
Other corporate costs and equity AFUDC	(1,055)	2,342	540	1,627
Total segment adjusted EBITDA	$885,566	$804,253	$1,751,397	$1,670,772

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

Market Conditions and Business Update - In the second quarter 2022, we benefited from higher commodity prices, compared to the second quarter 2021. Volumes remained relatively unchanged in the second quarter 2022, compared with the second quarter 2021, due primarily to increased producer activity in the Permian Basin and Rocky Mountain region and increased ethane production in the Rocky Mountain region, which was offset by the impact of severe weather in the Rocky Mountain region in 2022. We also benefited from completed capital-growth projects, highlighting our extensive and integrated assets that are located in some of the most productive shale basins in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2022. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, normal volumetric well declines which are offset partially by rising gas-to-oil ratios, severe weather disruptions, operational outages and crude oil, NGL and natural gas demand. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel are safe and accounted for with evacuations of local residents taken as a precautionary measure. While the facility is not currently operational, we are using our integrated NGL pipeline system between the Mid-Continent and Gulf Coast, along with our fractionation and storage assets and fractionation and storage arrangements with industry peers, to provide midstream services. We are working to reduce future impacts to our suppliers and customers. We are cooperating with government agencies, as applicable, and we continue our efforts to determine the cause of the event and expect the Medford facility to remain out of service for an extended period. Subject to the terms and conditions of the policies and any applicable sub-limits, we have property damage and business interruption insurance coverage with a combined per occurrence limit of $2 billion and deductibles of $5 million per occurrence for property damage and a 45-day waiting period per occurrence for business interruption coverage.

We are in the early stages of determining the full extent of property damage and developing information to support a claim for property damage and business interruption losses. We expect our insurance coverage to mitigate our financial loss, which cannot be reasonably estimated at this time. As a result of our insurance coverage, we do not currently anticipate that the

Medford incident will have a material effect on our financial condition, results of operations or cash flows. However, the timing of insurance proceeds may impact our results in a given quarter or year.

Severe weather - In the second quarter 2022, we experienced two separate severe weather events in the Rocky Mountain region that brought disruptions to our operations. Our employees in the region were well prepared and made the necessary operational adjustments to maintain the safety of our employees, their families and our assets. Blizzard conditions and region-wide power outages negatively impacted the gathered and processed volumes in our Natural Gas Gathering and Processing segment, and NGL volumes delivered to and transported by our Natural Gas Liquids segment, including volumes from third parties, in April and May 2022. By the end of May, volumes approached pre-outage levels.

Geopolitical events and supply chain - Recent geopolitical events have disrupted global supply chains and have caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil and other energy commodities, and European countries have taken steps to reduce imports of Russian oil and natural gas. In addition, a recent LNG facility outage has further disrupted the overseas and domestic natural gas markets. These events have highlighted the importance of a strong national energy supply and infrastructure supporting the United States economy and national security. We operate an integrated, reliable, resilient and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. We believe our assets are well positioned to provide midstream services to producers and end-use markets as they respond to increased domestic and international demand.

Inflation - Inflation in the United States increased significantly in late 2021 and into 2022. This rise in inflation has generally resulted in higher costs in 2022. Although it is expected that this trend will continue, we do not expect a material impact on our results of operations as we believe the fee escalators or fuel recovery mechanisms on many of our natural gas liquids and natural gas gathering and processing contracts offset the increase in costs.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, we benefited from higher realized commodity prices, net of hedging, in the second quarter 2022, compared with the second quarter 2021. Gathered and processed volumes remained relatively unchanged in the second quarter 2022, compared with the second quarter 2021, due primarily to increased producer activity in the Rocky Mountain region and SCOOP and STACK areas of Oklahoma, offset partially by the impact of severe weather in the Rocky Mountain region in 2022.

In our Natural Gas Pipelines segment, continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers. In April 2022, we completed a 1.1 Bcf expansion of our Texas natural gas storage facilities’ capacities, and the expansion is fully subscribed through 2032. We are currently expanding the injection capabilities of our Oklahoma natural gas storage facilities resulting in the ability to utilize and subscribe an additional 4 Bcf of our existing storage capacity, with expected completion in second quarter 2023. As of June 2022, we have subscribed approximately 90% of the 4 Bcf of storage capacity through 2029 and continue to market the remaining capacity.

NGLs - In our Natural Gas Liquids segment, NGL volumes increased in the second quarter 2022, compared with the second quarter 2021, due primarily to increased production in the Permian Basin and Rocky Mountain region and increased ethane production in the Rocky Mountain region, which more than offset the impact of severe weather in the Rocky Mountain region in 2022.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system increased approximately 45 MBbl/d to an average of 480 MBbl/d in the second quarter 2022, compared with 435 MBbl/d in the second quarter 2021, due primarily to changes in ethane extraction economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system.

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

Debt Repayments - In July 2022, we redeemed the remaining $895.8 million of our $900 million, 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of July 31, 2022, we had $860 million of short-term borrowings outstanding.

Dividends - In February 2022 and May 2022, we maintained and paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the respective quarters in the prior year. We declared a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis) in July 2022. The quarterly common stock dividend will be paid August 15, 2022, to shareholders of record at the close of business on August 1, 2022.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$5,650.8	$3,074.8	$10,756.0	$5,910.9	2,576.0	4,845.1
Services	345.9	314.2	685.3	672.7	31.7	12.6
Total revenues	5,996.7	3,389.0	11,441.3	6,583.6	2,607.7	4,857.7
Cost of sales and fuel (exclusive of items shown separately below)	4,878.0	2,367.0	9,243.9	4,488.5	2,511.0	4,755.4
Operating costs	277.3	254.3	541.4	505.9	23.0	35.5
Depreciation and amortization	157.8	156.9	311.6	314.0	0.9	(2.4)
Other operating (income) expense, net	(5.4)	(0.7)	(7.0)	(1.0)	4.7	8.0
Operating income	$689.0	$611.5	$1,351.4	$1,276.2	77.5	75.2
Equity in net earnings from investments	$35.6	$25.7	$72.0	$59.0	9.9	13.0
Interest expense, net of capitalized interest	$(170.8)	$(185.0)	$(342.8)	$(370.5)	(14.2)	(27.7)
Net income	$414.4	$342.1	$805.5	$728.3	72.3	77.2
Diluted EPS	$0.92	$0.77	$1.80	$1.63	0.15	0.2
Adjusted EBITDA	$886.0	$801.5	$1,749.9	$1,667.9	84.5	82.0
Capital expenditures	$302.3	$147.4	$559.3	$324.1	154.9	235.2
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income increased $77.5 million for the three months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•Natural Gas Liquids - an increase of $37.7 million in exchange services related primarily to higher average fee rates, higher volumes and wider commodity price differentials, offset partially by higher transportation and fractionation costs; and an increase of $10.1 million in optimization and marketing;
•Natural Gas Gathering and Processing - an increase of $32.8 million due primarily to higher realized commodity prices, net of hedging; and
•Natural Gas Pipelines - an increase of $12.5 million in storage services due primarily to higher storage rates; offset by
•Consolidated Operating Costs - an increase of $23.0 million due primarily to higher outside services, materials and supplies and property taxes.

Operating income increased $75.2 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:

•Natural Gas Liquids - an increase of $142.2 million in exchange services related primarily to higher average fee rates, higher volumes, wider commodity price differentials and the unfavorable impact of Winter Storm Uri in the first quarter 2021, offset partially by higher transportation and fractionation costs; and
•Natural Gas Gathering and Processing - an increase of $26.4 million due primarily to higher realized NGL prices, net of hedging, and $20.9 million from higher volumes in the Rocky Mountain region; offset by
•Natural Gas Pipelines - a decrease of $129.4 million due to the impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue, offset partially by increases of $17.6 million due to higher storage services and $13.9 million from higher pricing on transportation and compression services; and
•Consolidated Operating Costs - an increase of $35.5 million due primarily to higher outside services, materials and supplies and property taxes.

Net income and diluted EPS increased for the three months and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to the items discussed above, lower interest expense related to lower debt balances and increased capitalized interest and higher equity in net earnings from investments. These increases were offset partially by higher income taxes and losses related to the mark-to-market of investments associated with certain benefit plan investments.

Capital expenditures increased for the three and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to our capital-growth projects, including the construction of our Demicks Lake III natural gas processing plant and our MB-5 fractionator.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,039.2	$566.4	$2,043.5	$1,058.2	472.8	985.3
Residue natural gas sales	659.7	257.8	1,210.8	570.0	401.9	640.8
Gathering, compression, dehydration and processing fees and other revenue	41.3	39.3	77.6	75.0	2.0	2.6
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,398.6)	(550.5)	(2,687.2)	(1,105.8)	848.1	1,581.4
Operating costs, excluding noncash compensation adjustments	(95.3)	(82.0)	(183.9)	(162.7)	13.3	21.2
Equity in net earnings from investments	1.6	0.4	3.2	2.2	1.2	1.0
Other	4.3	(2.1)	2.9	(2.9)	6.4	5.8
Adjusted EBITDA	$252.2	$229.3	$466.9	$434.0	22.9	32.9
Capital expenditures	$123.4	$56.9	$216.7	$96.5	66.5	120.2
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $22.9 million for the three months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $32.8 million due primarily to higher realized commodity prices, net of hedging; and
•an increase of $5.3 million due to a contract settlement in 2022; offset by
•an increase of $13.3 million in operating costs due primarily to higher materials and supplies expense due primarily to the growth of our operations and higher outside services; and
•a decrease of $4.1 million from lower volumes due primarily to the impact of severe weather in the Rocky Mountain region in the second quarter 2022.

Adjusted EBITDA increased $32.9 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
◦an increase of $26.4 million due primarily to higher realized NGL prices, net of hedging;
◦an increase of $20.9 million from higher volumes due primarily to increased producer activity in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region and the impact of severe weather in the Rocky Mountain region in the second quarter 2022; and
◦an increase of $5.3 million due to a contract settlement in 2022; offset by
◦an increase of $21.2 million in operating costs due primarily to higher materials and supplies expense due primarily to the growth of our operations and higher outside services.

Capital expenditures increased for the three and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to growth projects, including our Demicks Lake III project.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2022	2021	2022	2021
Natural gas gathered (BBtu/d)	2,726	2,732	2,731	2,661
Natural gas processed (BBtu/d) (b)	2,506	2,481	2,511	2,431
Average fee rate ($/MMBtu)	$1.05	$1.06	$1.04	$1.05
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes for the three and six months ended June 30, 2022, remained relatively unchanged compared with the same periods in 2021, due primarily to increased producer activity in the Rocky Mountain region and SCOOP and STACK areas of Oklahoma, offset partially by the impact of severe weather in the Rocky Mountain region in the second quarter 2022.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Missouri, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass Pipeline, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$5,010.6	$2,829.6	$9,559.3	$5,244.4	2,181.0	4,314.9
Exchange service revenues and other	142.4	132.0	281.1	278.5	10.4	2.6
Transportation and storage revenues	40.3	37.9	87.1	86.6	2.4	0.5
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,543.3)	(2,399.9)	(8,632.4)	(4,460.2)	2,143.4	4,172.2
Operating costs, excluding noncash compensation adjustments	(139.4)	(121.1)	(259.8)	(237.1)	18.3	22.7
Equity in net earnings from investments	8.4	5.1	13.8	8.7	3.3	5.1
Other	(1.6)	(3.3)	(4.1)	(5.0)	1.7	0.9
Adjusted EBITDA	$517.4	$480.3	$1,045.0	$915.9	37.1	129.1
Capital expenditures	$150.2	$60.0	$275.7	$172.0	90.2	103.7
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $37.1 million for the three months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $37.7 million in exchange services due primarily to:
◦$60.8 million in higher average fee rates,
◦$16.1 million in higher volumes primarily in the Rocky Mountain region and Permian Basin,
◦$10.7 million in wider commodity price differentials, and
◦$7.9 million in higher earnings on unfractionated NGLs held in inventory, offset by
◦$51.9 million in higher transportation and fractionation costs due primarily to higher fuel and power costs, and
◦$12.3 million related to the recognition of proceeds previously considered a gain contingency in the second quarter 2021; and
•an increase of $10.1 million in optimization and marketing due primarily to wider location and commodity price differentials; offset by
•an increase of $18.3 million in operating costs due primarily to higher outside services and higher property taxes associated with our completed capital-growth projects.

Adjusted EBITDA increased $129.1 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
◦an increase of $96.0 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
▪$97.2 million in higher average fee rates,
▪$43.0 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, and
▪$37.5 million related to wider commodity price differentials and related volumes, offset by
▪$78.3 million in higher transportation and fractionation costs due primarily to higher fuel and power costs, and
▪$12.3 million related to the recognition of proceeds previously considered a gain contingency in the second quarter 2021;
◦an increase of $46.2 million in exchange services due to the unfavorable impact of Winter Storm Uri in the first quarter 2021; and
◦an increase of $5.8 million in optimization and marketing due primarily to wider location and commodity price differentials, offset partially by favorable nonrecurring activities in the first quarter 2021 during Winter Storm Uri; offset by

◦an increase of $22.7 million in operating costs due primarily to increased property taxes associated with our completed capital-growth projects and higher outside services.

Capital expenditures increased for the three and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to capital-growth projects, including our MB-5 fractionator.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2022	2021	2022	2021
Raw feed throughput (MBbl/d) (a)	1,266	1,209	1,239	1,123
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.06	$0.00	$0.04	$(0.01)
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services.

Volumes increased for the three and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to increased production in the Permian Basin and Rocky Mountain region and increased ethane production in the Rocky Mountain region, which more than offset the impact of severe winter weather in the Rocky Mountain region in 2022. Volumes for the six months ended June 30, 2022, have also benefited from the unfavorable impact of Winter Storm Uri in the first quarter 2021, increased ethane production in the Permian Basin and increased production in the Mid-Continent region.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$99.9	$94.7	$201.4	$211.8	5.2	(10.4)
Storage revenues	30.8	17.6	52.0	33.5	13.2	18.5
Residue natural gas sales and other revenues	1.2	0.1	27.8	116.0	1.1	(88.2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(0.7)	(0.5)	(17.7)	(10.6)	0.2	7.1
Operating costs, excluding noncash compensation adjustments	(40.3)	(36.2)	(79.2)	(76.2)	4.1	3.0
Equity in net earnings from investments	25.6	20.2	54.9	48.2	5.4	6.7
Other	(0.5)	(1.2)	0.3	(1.8)	0.7	2.1
Adjusted EBITDA	$116.0	$94.7	$239.5	$320.9	21.3	(81.4)
Capital expenditures	$19.1	$27.8	$42.5	$49.0	(8.7)	(6.5)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $21.3 million for the three months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $12.5 million in storage services due primarily to higher storage rates;
•an increase of $6.7 million due primarily to higher pricing on transportation and compression services; and
•an increase of $5.4 million from higher equity in net earnings from investments due primarily to increased volumes on Northern Border Pipeline.

Adjusted EBITDA decreased $81.4 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily as a result of the following:
◦a decrease of $129.4 million due to the impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue; offset by
◦an increase of $17.6 million in storage services due primarily to higher storage rates;
◦an increase of $13.9 million due primarily to higher pricing on transportation and compression services and higher average prices on natural gas sales of volumes previously held in inventory, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above;
◦an increase of $10.6 million in transportation services due primarily to higher interruptible revenue, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above, and higher firm transportation rates; and
◦an increase of $6.7 million from higher equity in net earnings from investments due primarily to increased volumes on Northern Border Pipeline and higher firm transportation rates on Roadrunner.

Capital expenditures decreased for the three and six months ended June 30, 2022, compared with the same periods in 2021, due primarily to the completion of capital-growth projects and timing of maintenance capital projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2022	2021	2022	2021
Natural gas transportation capacity contracted (MDth/d)	7,257	7,280	7,392	7,362
Transportation capacity contracted	92%	93%	94%	94%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian Pipeline’s rates pursuant to Section 5 of the Natural Gas Act. The review is currently in process, and while the ultimate outcome cannot be predicted, it could result in a future reduction of rates. We do not expect the ultimate outcome to impact materially our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$414,378	$342,139	$805,549	$728,315
Add:
Interest expense, net of capitalized interest	170,751	184,957	342,805	370,480
Depreciation and amortization	157,757	156,921	311,615	314,041
Income taxes	130,721	110,069	253,141	232,201
Noncash compensation expense (a)	13,014	7,825	37,747	24,108
Equity AFUDC	(594)	(426)	(965)	(1,239)
Adjusted EBITDA	$886,027	$801,485	$1,749,892	$1,667,906
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$252,202	$229,266	$466,898	$433,982
Natural Gas Liquids	517,376	480,291	1,044,990	915,919
Natural Gas Pipelines	115,988	94,696	239,509	320,871
Other	461	(2,768)	(1,505)	(2,866)
Adjusted EBITDA	$886,027	$801,485	$1,749,892	$1,667,906
(a) - Includes a loss of $6.3 million and benefit of $6.8 million for the three months ended June 30, 2022 and 2021, and a loss of $15.1 million and benefit of $5.1 million for the six months ended June 30, 2022 and 2021, respectively, related to the mark-to-market of investments associated with certain benefit plan investments.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. As a result of the fire at our Medford, Oklahoma fractionation facility on July 9, 2022, we expect future operating cash flows to include proceeds from our business interruption insurance policies. We will request interim insurance payments toward the loss, but it is difficult to predict the timing or amount of such payments.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, quarterly cash dividends, capital expenditures and maturities of long-term debt. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2027, and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

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

As of June 30, 2022, we had a working capital deficit of $628.3 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2022, was driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

In June 2022, we amended and restated our $2.5 Billion Credit Agreement, which matures in June 2027. As of June 30, 2022, we were in compliance with all covenants of the $2.5 Billion Credit Agreement.

At June 30, 2022, we had no borrowings under the $2.5 Billion Credit Agreement and $135.8 million of cash and cash equivalents.

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

Guardian Term Loan Agreement - In June 2022, Guardian Pipeline entered into a $120 million senior unsecured Term Loan Agreement. During the second quarter 2022, Guardian Pipeline drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK.

Debt Repayments - In July 2022, we redeemed the remaining $895.8 million of our $900 million, 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings. As of July 31, 2022, we had $860 million of short-term borrowings outstanding.

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

Capital expenditures, excluding AFUDC, were $559.3 million and $324.1 million for the six months ended June 30, 2022 and 2021, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $900-$1,050 million in 2022.

Credit Ratings - Our long-term debt credit ratings as of August 1, 2022, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Positive
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2027. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2022 and May 2022, we paid a common stock dividend of $0.935 per share ($3.74 per share on an annualized basis). A common stock dividend of $0.935 per share was declared for the shareholders of record at the close of business on August 1, 2022, payable August 15, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022 and May 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 15, 2022.

For the six months ended June 30, 2022, our cash flows from operations exceeded dividends paid by $414.3 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand or other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2022 vs. 2021
	June 30,		Favorable (Unfavorable)
	2022	2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,249.6	$1,078.0	$171.6
Investing activities	(542.8)	(324.6)	(218.2)
Financing activities	(717.4)	(903.5)	186.1
Change in cash and cash equivalents	(10.6)	(150.1)	139.5
Cash and cash equivalents at beginning of period	146.4	524.5	(378.1)
Cash and cash equivalents at end of period	$135.8	$374.4	$(238.6)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2022, increased $80.6 million compared with the same period in 2021, due primarily to higher net income resulting from higher exchange services and the impact of Winter Storm Uri in the first quarter 2021 in our Natural Gas Liquids segment and higher realized NGL prices, net of hedging, and volumes from increased production in our Natural Gas Gathering and Processing segment. These increases were offset by the impact of Winter Storm Uri in our Natural Gas Pipelines segment in the first quarter 2021, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $139.6 million for the six months ended June 30, 2022, compared with a decrease of $230.6 million for the same period in 2021. This change is due primarily to changes in accounts payable, which vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties, offset partially by changes in accounts receivable, which also vary from period to period with changes in commodity prices, and from the timing of receipt of cash from customers, and changes in other assets and liabilities.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2022, increased $218.2 million, compared with the same period in 2021, due primarily to capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2022, decreased $186.1 million, compared with the same period in 2021, due primarily to the issuance of long-term debt in the second quarter 2022 and the repayment of long-term debt in the first half of 2021.

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

Forward-looking statements and other statements in this Quarterly Report regarding our environmental, social and other sustainability targets, plans and goals are not an indication that these statements are required to be disclosed in our filings with the SEC, or that we will continue to make similar statements in the same extent or manner in future filings. In addition, historical, current and forward-looking environmental, social and sustainability-related statements may be based on standards and processes for measuring progress that are still developing and that continue to evolve, and assumptions that are subject to change in the future.

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
•the inability of insurance proceeds to cover all liabilities or expenses we may incur, or revenues lost, resulting from a loss;
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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	June 30, 2022	December 31, 2021
	(Millions of dollars)
Crude oil and NGLs	$57.7	$40.6
Natural gas	28.8	11.5
Total change in estimated fair value of commodity contracts	$86.5	$52.1

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.6	$0.95	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$62.50	/ Bbl	71%
Natural gas (BBtu/d) - NYMEX and basis	112.9	$3.26	/ MMBtu	77%

	Year Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	12.0	$1.20	/ gallon	68%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$85.48	/ Bbl	71%
Natural gas (BBtu/d) - NYMEX and basis	110.6	$3.73	/ MMBtu	73%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2022. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the six months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $1.3 million and $2.7 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $0.4 million and $0.9 million, respectively; and
•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $2.7 million and $5.5 million, respectively.

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

At June 30, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest-rate derivative instruments as of the dates indicated:

	June 30, 2022	December 31, 2021
	(Millions of dollars)
Forward-starting interest-rate swaps	$34.8	$19.6

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

In our Natural Gas Gathering and Processing and Natural Gas Pipelines segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report. In our Natural Gas Liquids segment, for the six months ended June 30, 2022, and twelve months ended December 31, 2021, approximately 85% and 70%, respectively, of commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations are subject to all the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. For example, on July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel are safe and accounted for, but we expect the Medford facility to remain out of service for an extended period. While the facility is not currently operational, we are using our integrated NGL pipeline system between the Mid-Continent and Gulf Coast, along with our fractionation and storage assets and fractionation and storage arrangements with industry peers, to provide midstream services and are working to reduce future impacts to our suppliers and customers; however, there can be no assurance that these activities will be mitigate impacts over the long term. Other operational hazards and unforeseen interruptions include adverse weather conditions, infectious disease including a pandemic, cybersecurity attacks, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages, any of which can negatively impact our business, results of operations, financial position and cash flows. Further, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce our revenues and increase expenses, thereby impairing our ability to meet our obligations.

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

10.1
Amended and Restated Credit Agreement, dated June 10, 2022, by and among ONEOK, Inc., as borrower, Citibank, N.A., as administrative agent, a swing line lender, a letter of credit issuer and a lender, and the other lenders, swing line lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed June 13, 2022 (File No. 1-13643)).

10.2
Amended and Restated Guaranty Agreement, dated June 10, 2022, by and between ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership, in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK Inc.’s Current Report on Form 8-K, filed June 13, 2022 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Balance Sheets at June 30, 2022, and December 31, 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 9, 2022	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)