Form 10-Q
period 2022-09-30
ONEOK INC /NEW/
filed 2022-11-02
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022.
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

On October 24, 2022, the Company had 446,953,842 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended and restated
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal unit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian Pipeline’s senior unsecured three-year $120 million term loan agreement dated June 24, 2022
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
ICE	Intercontinental Exchange
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass Pipeline	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission

Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on SOFR
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$5,563,535	$4,204,792	$16,319,549	$10,115,674
Services	349,996	331,383	1,035,312	1,004,144
Total revenues (Note J)	5,913,531	4,536,175	17,354,861	11,119,818
Cost of sales and fuel (exclusive of items shown separately below)	4,772,674	3,449,127	14,016,621	7,937,616
Operations and maintenance	238,414	225,364	683,507	644,841
Depreciation and amortization	157,102	154,542	468,717	468,583
General taxes	47,770	39,753	144,058	126,132
Other operating (income) expense, net	(1,630)	(470)	(8,649)	(1,446)
Operating income	699,201	667,859	2,050,607	1,944,092
Equity in net earnings from investments (Note H)	39,180	28,573	111,150	87,613
Allowance for equity funds used during construction	734	247	1,699	1,485
Other income (expense), net	(8,296)	1,287	(31,142)	(4,228)
Interest expense (net of capitalized interest of $16,288, $6,083, $41,527 and $16,621, respectively)	(166,939)	(184,049)	(509,744)	(554,529)
Income before income taxes	563,880	513,917	1,622,570	1,474,433
Income taxes	(132,129)	(121,899)	(385,270)	(354,100)
Net income	431,751	392,018	1,237,300	1,120,333
Less: Preferred stock dividends	275	275	825	825
Net income available to common shareholders	$431,476	$391,743	$1,236,475	$1,119,508

Basic EPS (Note G)	$0.96	$0.88	$2.76	$2.51

Diluted EPS (Note G)	$0.96	$0.88	$2.76	$2.50
Average shares (thousands)
Basic	447,677	446,634	447,417	446,288
Diluted	448,217	447,635	448,268	447,117
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars)
Net income	$431,751	$392,018	$1,237,300	$1,120,333
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(31,749), $39,299, $(16,951) and $81,134, respectively	106,289	(131,566)	56,747	(271,622)
Derivative amounts reclassified to net income, net of tax of $(16,116), $(19,845), $(56,876) and $(42,722), respectively	53,953	66,438	190,411	143,029
Change in retirement and other postretirement benefit plan obligations, net of tax of $(873), $(1,355), $(2,651) and $(4,009), respectively	2,922	4,538	8,874	13,423
Other comprehensive income of unconsolidated affiliates, net of tax of $(1,230), $(60), $(4,733) and $(1,429), respectively	4,118	197	15,846	4,783
Total other comprehensive income (loss), net of tax	167,282	(60,393)	271,878	(110,387)
Comprehensive income	$599,033	$331,625	$1,509,178	$1,009,946
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$22,215	$146,391
Accounts receivable, net	1,729,192	1,441,786
Materials and supplies	155,158	153,019
NGLs and natural gas in storage	538,018	427,880
Commodity imbalances	39,526	39,609
Other current assets	281,213	165,689
Total current assets	2,765,322	2,374,374
Property, plant and equipment
Property, plant and equipment	24,727,153	23,820,539
Accumulated depreciation and amortization	4,937,352	4,500,665
Net property, plant and equipment	19,789,801	19,319,874
Investments and other assets
Investments in unconsolidated affiliates	803,807	797,613
Goodwill and net intangible assets	755,474	763,295
Other assets	324,839	366,457
Total investments and other assets	1,884,120	1,927,365
Total assets	$24,439,243	$23,621,613

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2022	2021
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note D)	$925,000	$895,814
Short-term borrowings (Note D)	901,277	—
Accounts payable	1,658,904	1,332,391
Commodity imbalances	254,076	309,054
Accrued interest	120,424	235,602
Operating lease liability	12,417	13,783
Other current liabilities	266,540	397,975
Total current liabilities	4,138,638	3,184,619
Long-term debt, excluding current maturities (Note D)	11,950,660	12,747,636
Deferred credits and other liabilities
Deferred income taxes	1,592,697	1,166,690
Operating lease liability	69,676	75,636
Other deferred credits	375,303	431,869
Total deferred credits and other liabilities	2,037,676	1,674,195
Commitments and contingencies (Note I)
Equity (Note E)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at September 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 446,947,691 shares at September 30, 2022; issued 474,916,234 shares and outstanding 446,138,177 shares at December 31, 2021	4,749	4,749
Paid-in capital	7,218,495	7,213,861
Accumulated other comprehensive loss (Note F)	(199,473)	(471,351)
Retained earnings	—	—
Treasury stock, at cost: 27,968,543 shares at September 30, 2022, and 28,778,057 shares at December 31, 2021	(711,502)	(732,096)
Total equity	6,312,269	6,015,163
Total liabilities and equity	$24,439,243	$23,621,613
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$1,237,300	$1,120,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,717	468,583
Equity in net earnings from investments	(111,150)	(87,613)
Distributions received from unconsolidated affiliates	109,655	88,389
Deferred income taxes	344,812	344,808
Other, net	45,914	57,479
Changes in assets and liabilities:
Accounts receivable	(260,213)	(687,031)
NGLs and natural gas in storage, net of commodity imbalances	(165,033)	(280,839)
Accounts payable	296,510	756,072
Risk-management assets and liabilities	47,009	(254,163)
Other assets and liabilities, net	(148,015)	(34,856)
Cash provided by operating activities	1,865,506	1,491,162
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(886,041)	(490,329)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	18,014	19,188
Other, net	4,171	(4,286)
Cash used in investing activities	(863,856)	(475,427)
Financing activities
Dividends paid	(1,253,402)	(1,250,204)
Short-term borrowings, net	901,277	—
Issuance of long-term debt	120,000	—
Repayment of long-term debt	(895,814)	(68,787)
Other, net	2,113	3,097
Cash used in financing activities	(1,125,826)	(1,315,894)
Change in cash and cash equivalents	(124,176)	(300,159)
Cash and cash equivalents at beginning of period	146,391	524,496
Cash and cash equivalents at end of period	$22,215	$224,337
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2022	20,000	474,916,234	$—	$4,749	$7,213,861
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	(5,325)
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(26,264)
Other, net	—	—	—	—	(5,289)
March 31, 2022	20,000	474,916,234	$—	$4,749	$7,176,983
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	7,039
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	(3,553)
Other, net	—	—	—	—	9,988
June 30, 2022	20,000	474,916,234	$—	$4,749	$7,190,457
Net income	—	—	—	—	—
Other comprehensive income (Note F)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note E)	—	—	—	—	—
Common stock issued	—	—	—	—	3,701
Common stock dividends - $0.935 per share (Note E)	—	—	—	—	13,555
Other, net	—	—	—	—	10,782
September 30, 2022	20,000	474,916,234	$—	$4,749	$7,218,495

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2022	$(471,351)	$—	$(732,096)	$6,015,163
Net income	—	391,171	—	391,171
Other comprehensive income (Note F)	3,679	—	—	3,679
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	11,730	6,405
Common stock dividends - $0.935 per share (Note E)	—	(390,896)	—	(417,160)
Other, net	—	—	—	(5,289)
March 31, 2022	$(467,672)	$—	$(720,366)	$5,993,694
Net income	—	414,378	—	414,378
Other comprehensive income (Note F)	100,917	—	—	100,917
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	6,544	13,583
Common stock dividends - $0.935 per share (Note E)	—	(414,103)	—	(417,656)
Other, net	—	—	—	9,988
June 30, 2022	$(366,755)	$—	$(713,822)	$6,114,629
Net income	—	431,751	—	431,751
Other comprehensive income (Note F)	167,282	—	—	167,282
Preferred stock dividends - $13.75 per share (Note E)	—	(275)	—	(275)
Common stock issued	—	—	2,320	6,021
Common stock dividends - $0.935 per share (Note E)	—	(431,476)	—	(417,921)
Other, net	—	—	—	10,782
September 30, 2022	$(199,473)	$—	$(711,502)	$6,312,269

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2021	20,000	474,916,234	$—	$4,749	$7,353,396
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(10,159)
Common stock dividends - $0.935 per share	—	—	—	—	(30,234)
Other, net	—	—	—	—	(7,729)
March 31, 2021	20,000	474,916,234	$—	$4,749	$7,305,274
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7,115
Common stock dividends - $0.935 per share	—	—	—	—	(74,765)
Other, net	—	—	—	—	9,710
June 30, 2021	20,000	474,916,234	$—	$4,749	$7,247,334
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	3,237
Common stock dividends - $0.935 per share	—	—	—	—	(25,204)
Other, net	—	—	—	—	9,888
September 30, 2021	20,000	474,916,234	$—	$4,749	$7,235,255

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2021	$(551,449)	$—	$(764,298)	$6,042,398
Net income	—	386,176	—	386,176
Other comprehensive income	85,853	—	—	85,853
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	16,836	6,677
Common stock dividends - $0.935 per share	—	(385,901)	—	(416,135)
Other, net	—	—	—	(7,729)
March 31, 2021	$(465,596)	$—	$(747,462)	$6,096,965
Net income	—	342,139	—	342,139
Other comprehensive loss	(135,847)	—	—	(135,847)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	7,208	14,323
Common stock dividends - $0.935 per share	—	(341,864)	—	(416,629)
Other, net	—	—	—	9,710
June 30, 2021	$(601,443)	$—	$(740,254)	$5,910,386
Net income	—	392,018	—	392,018
Other comprehensive loss	(60,393)	—	—	(60,393)
Preferred stock dividends - $13.75 per share	—	(275)	—	(275)
Common stock issued	—	—	2,961	6,198
Common stock dividends - $0.935 per share	—	(391,743)	—	(416,947)
Other, net	—	—	—	9,888
September 30, 2021	$(661,836)	$—	$(737,293)	$5,840,875
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2022, we assessed qualitative factors to determine whether it was more likely than not that the fair value of reporting units with goodwill are less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines and Natural Gas Liquids reporting units were not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with evacuations of local residents taken as a precautionary measure. While the facility remains inoperable, we continue to provide midstream services through our integrated NGL pipeline system between the Mid-Continent and Gulf Coast regions, along with our fractionation and storage assets and arrangements with industry peers. We are cooperating with government agencies, as applicable, and we continue our efforts to determine the cause of the event and expect the Medford facility to remain out of service for an extended period. Subject to the terms and conditions of our insurance policies and any applicable sub-limits, we have property damage and business interruption coverage with a combined per occurrence limit of $2 billion and deductibles of $5 million per occurrence for property damage and a 45-day waiting period per occurrence for business interruption coverage. As a result of our insurance coverage, we do not expect the Medford incident will have a material effect on our financial condition, results of operations or cash flows. However, the timing of insurance proceeds may impact our results in a given quarter or year.

In September 2022, we received notice that our insurers agreed to pay an unallocated first installment of insurance proceeds of $100 million. As of November 2, 2022, we have received approximately $45 million of this amount and expect to receive the remainder within the next 30 days. We have applied the cash received to the outstanding insurance receivables discussed below.

In third quarter 2022, we recorded a partial impairment charge of $6.7 million, which represents the value associated with certain Medford facility property, based on our limited assessments to date and related estimates and assumptions. We recorded a receivable of $6.7 million that was probable of recovery and fully offsets our property losses. Any insurance proceeds attributable to property damage in excess of our recognized property losses are considered a gain contingency and not recognized until realizable.

Our business interruption insurance provides coverage including, but not limited to (i) incurred costs and losses that are either unavoidable or incurred to mitigate or reduce losses and (ii) lost earnings. We record receivables for incurred costs and losses related to our business interruption coverage for the amount probable of recovery, not to exceed the actual losses incurred. Lost earnings claims under our business interruption coverage are considered a gain contingency and not recognized until realizable. In the three and nine months ended September 30, 2022, we recorded receivables of $21.7 million, related primarily to third-party fractionation costs incurred subsequent to the 45-day business interruption waiting period, that are probable of recovery, with an offset to the income statement where the actual losses incurred were recorded. The following table sets forth the impact of this business interruption insurance by income statement caption for the three and nine months ended September 30, 2022:

September 30, 2022
(Thousands of dollars)
Commodity sales revenue (a)	$17,618
Services revenue	$1,249
Cost of sales and fuel	$2,856
(a) - Represents third-party fractionation costs. Pursuant to ASC 606 our third-party fractionation agreements are considered commodity sales contracts as a third-party assumed control of the NGL raw feed prior to performing the fractionation services. Therefore, incurred costs associated with these third-party fractionation agreements were recorded as a reduction of the commodity sales price in commodity sales rather than as costs of sales and fuel.

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
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed commodity price curves that incorporate market data from broker quotes and third-party pricing services. These balances are composed predominantly of exchange-cleared and over-the-counter derivatives to hedge NGL price risk at certain market locations. These commodity derivatives are generally valued using forward quotes provided by third-party pricing services that are validated with other market data. We believe any measurement uncertainty at September 30, 2022, is immaterial as our Level 3 fair value measurements are based on unadjusted pricing information from broker quotes and third-party pricing services.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2022
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$10,959	$134,356	$91,384	$236,699	$(236,699)	$—
Interest-rate contracts	—	67,377	—	67,377	—	67,377
Total derivative assets	$10,959	$201,733	$91,384	$304,076	$(236,699)	$67,377
Derivative liabilities
Commodity contracts
Financial contracts	$(112,578)	$(104,047)	$(40,132)	$(256,757)	$256,757	$—
Total derivative liabilities	$(112,578)	$(104,047)	$(40,132)	$(256,757)	$256,757	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2022, we held no cash and posted $110.0 million of cash with various counterparties, including $20.1 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $89.9 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2022	2021	2022	2021
	(Thousands of dollars)
Net liabilities at beginning of period	$(110,396)	$(121,750)	$(114,283)	$(31,321)
Total changes in fair value:
Settlements included in net income (a)	39,446	46,797	78,932	28,028
New Level 3 derivatives included in other comprehensive income (loss) (b)	(360)	(23,151)	73,168	(129,805)
Unrealized change included in other comprehensive income (loss) (b)	122,562	(69,104)	13,435	(34,110)
Net assets (liabilities) at end of period	$51,252	$(167,208)	$51,252	$(167,208)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2022 and 2021, there were no transfers in or out of Level 3 of the fair value hierarchy.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $11.5 billion and $15.6 billion at September 30, 2022, and December 31, 2021, respectively. The book value of our consolidated long-term debt, including current maturities, was $12.9 billion and $13.6 billion at September 30, 2022, and December 31, 2021, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At September 30, 2022, and December 31, 2021, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

At September 30, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis for the periods indicated:

		September 30, 2022		December 31, 2021
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Thousands of dollars)
Commodity contracts (a)
Financial contracts (b)		$236,699	$(256,757)	$204,161	$(303,740)
Interest-rate contracts	Other current assets/liabilities	67,377	—	—	(145,524)
Total derivatives designated as hedging instruments		$304,076	$(256,757)	$204,161	$(449,264)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At September 30, 2022, and December 31, 2021, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $20.1 million and $99.6 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2022	December 31 2021
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(46.4)	(32.3)
- Crude oil and NGLs (MMBbl)	Futures	(12.4)	(10.0)
Basis
- Natural gas (Bcf)	Futures	(46.3)	(30.5)
Interest-rate contracts (Billions of dollars)	Swaps	$1.1	$1.1

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Commodity contracts	$69,430	$(171,665)	$(139,203)	$(410,572)
Interest-rate contracts	68,608	800	212,901	57,816
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$138,038	$(170,865)	$73,698	$(352,756)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(77,938)	$(223,741)	$(546,506)	$(439,421)
	Cost of sales and fuel	17,479	147,360	327,782	283,153
Interest-rate contracts	Interest expense	(9,610)	(9,902)	(28,563)	(29,483)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(70,069)	$(86,283)	$(247,287)	$(185,751)

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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2022.

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

At September 30, 2022, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

D.    DEBT

The following table sets forth our consolidated debt for the periods indicated:

	September 30, 2022	December 31, 2021
	(Thousands of dollars)
Commercial paper outstanding, bearing a weighted average interest rate of 3.8% as of September 30, 2022	$901,277	$—
Senior unsecured obligations:
$900,000 at 3.375% due October 2022	—	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	672,530
$500,000 at 4.5% due March 2050	443,015	443,015
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian Pipeline
$120,000 term loan, variable rate, due June 2025	120,000	—
Total debt	13,882,172	13,756,709
Unamortized portion of terminated swaps	10,308	11,596
Unamortized debt issuance costs and discounts	(115,543)	(124,855)
Current maturities of long-term debt	(925,000)	(895,814)
Short-term borrowings (a)	(901,277)	—
Long-term debt	$11,950,660	$12,747,636
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - In June 2022, we amended and restated our $2.5 Billion Credit Agreement, extending its maturity to June 2027. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, beginning in June 2022, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In the first quarter 2022, we acquired assets for $30 million, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the first quarter 2022 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. As of September 30, 2022, we had no outstanding borrowings, our ratio of consolidated net indebtedness to adjusted EBITDA was 3.9 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

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

Guardian Term Loan Agreement - In June 2022, Guardian Pipeline entered into a $120 million unsecured term loan agreement. The Guardian Term Loan Agreement matures in June 2025, and bears interest at Term SOFR plus an applicable margin based on Guardian Pipeline’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Guardian Pipeline’s current credit ratings, the applicable margin is 112.5 basis points. The Guardian Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the second quarter 2022, Guardian Pipeline drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK. The Guardian Term Loan Agreement contains certain affirmative and negative covenants, as well as customary events of default, the occurrence of which could result in a termination of lenders’ commitments and the accelerations of all of Guardian Pipeline’s obligations thereunder. Guardian Pipeline is in compliance with all covenants under the Guardian Term Loan Agreement.

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

E.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2022, May 2022 and August 2022 were $0.935 per share. A common stock dividend of $0.935 per share was declared for shareholders of record at the close of business on November 1, 2022, payable November 14, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022, May 2022, and August 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2022.

F.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Thousands of dollars)
January 1, 2022	$(352,315)	$(107,659)	$(11,377)	$(471,351)
Other comprehensive income before reclassifications	56,747	170	14,958	71,875
Amounts reclassified to net income (b)	190,411	8,704	888	200,003
Other comprehensive income	247,158	8,874	15,846	271,878
September 30, 2022	$(105,157)	$(98,785)	$4,469	$(199,473)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note C for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at September 30, 2022, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 27 months (a)	$(15,711)
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (b)	(141,326)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	51,880
Accumulated other comprehensive loss at September 30, 2022	$(105,157)
(a) - Based on commodity prices on September 30, 2022, we expect net losses of $14.7 million, net of tax, will be reclassified into earnings during the next 12 months.
(b) - We expect net losses of $19.0 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$431,476	447,677	$0.96
Diluted EPS
Effect of dilutive securities	—	540
Net income available for common stock and common stock equivalents	$431,476	448,217	$0.96

	Three Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$391,743	446,634	$0.88
Diluted EPS
Effect of dilutive securities	—	1,001
Net income available for common stock and common stock equivalents	$391,743	447,635	$0.88

	Nine Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,236,475	447,417	$2.76
Diluted EPS
Effect of dilutive securities	—	851
Net income available for common stock and common stock equivalents	$1,236,475	448,268	$2.76

	Nine Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,119,508	446,288	$2.51
Diluted EPS
Effect of dilutive securities	—	829
Net income available for common stock and common stock equivalents	$1,119,508	447,117	$2.50

H.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Northern Border Pipeline	$16,744	$14,634	$53,216	$47,459
Roadrunner	9,600	8,056	28,041	23,407
Overland Pass Pipeline	10,486	5,241	23,379	12,952
Other	2,350	642	6,514	3,795
Equity in net earnings from investments	$39,180	$28,573	$111,150	$87,613

We incurred expenses in transactions with unconsolidated affiliates of $25.4 million and $16.2 million for the three months ended September 30, 2022 and 2021, respectively, and $55.5 million and $44.2 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to Northern Border Pipeline and Overland Pass Pipeline. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

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

J.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation and storage contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2021 (a)	$51.5
Revenue recognized included in beginning balance	(34.7)
Net additions	46.6
Balance at September 30, 2022 (b)	$63.4
(a) - Contract liabilities of $35.3 million and $16.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $34.6 million and $28.8 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2022, and December 31, 2021, relate to customer receivables. Revenues sources are disaggregated in Note K.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2022, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from two months to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2022	$105.4
2023	409.3
2024	346.1
2025	253.5
2026 and beyond	1,052.4
Total estimated transaction price allocated to unsatisfied performance obligations	$2,166.7

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$990,020	$4,749,230	$—	$5,739,250
Residue natural gas sales	824,558	—	2,889	827,447
Gathering, processing and exchange services revenue	36,571	139,302	—	175,873
Transportation and storage revenue	—	39,884	133,789	173,673
Other	7,453	2,533	250	10,236
Total revenues (c)	1,858,602	4,930,949	136,928	6,926,479

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,460,727)	(4,316,327)	(4,460)	(5,781,514)
Operating costs	(98,197)	(144,586)	(43,823)	(286,606)
Equity in net earnings from investments	1,676	11,159	26,345	39,180
Noncash compensation expense and other	2,512	3,648	2,096	8,256
Segment adjusted EBITDA	$303,866	$484,843	$117,086	$905,795

Depreciation and amortization	$(65,107)	$(75,558)	$(15,344)	$(156,009)
Capital expenditures	$104,754	$169,175	$39,644	$313,573
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $671.8 million, of which $620.9 million related to revenues within the segment, and cost of sales and fuel of $205.0 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $73.2 million and cost of sales and fuel of $10.3 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $1.0 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended September 30, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$5,739,250	$(1,005,882)	$4,733,368
Residue natural gas sales	827,447	—	827,447
Gathering, processing and exchange services revenue	175,873	—	175,873
Transportation and storage revenue	173,673	(2,214)	171,459
Other	10,236	(4,852)	5,384
Total revenues (a)	$6,926,479	$(1,012,948)	$5,913,531

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,781,514)	$1,008,840	$(4,772,674)
Operating costs	$(286,606)	$422	$(286,184)
Depreciation and amortization	$(156,009)	$(1,093)	$(157,102)
Equity in net earnings from investments	$39,180	$—	$39,180
Capital expenditures	$313,573	$13,158	$326,731
(a) - Noncustomer revenue for the three months ended September 30, 2022, totaled $(56.5) million related primarily to losses from derivatives on commodity contracts.

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

Nine Months Ended September 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$3,033,568	$14,308,502	$—	$17,342,070
Residue natural gas sales	2,035,330	—	30,254	2,065,584
Gathering, processing and exchange services revenue	104,072	415,073	—	519,145
Transportation and storage revenue	—	126,988	387,211	514,199
Other	17,558	7,920	689	26,167
Total revenues (c)	5,190,528	14,858,483	418,154	20,467,165

Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,147,901)	(12,948,769)	(22,196)	(17,118,866)
Operating costs	(289,376)	(416,491)	(126,231)	(832,098)
Equity in net earnings from investments	4,906	24,986	81,258	111,150
Noncash compensation expense and other	12,607	11,624	5,610	29,841
Segment adjusted EBITDA	$770,764	$1,529,833	$356,595	$2,657,192

Depreciation and amortization	$(192,960)	$(225,865)	$(46,633)	$(465,458)
Investments in unconsolidated affiliates	$28,262	$413,877	$361,668	$803,807
Total assets	$7,079,315	$14,987,107	$2,204,942	$24,271,364
Capital expenditures	$321,469	$444,875	$82,135	$848,479
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.9 billion, of which $1.7 billion related to revenues within the segment, and cost of sales and fuel of $503.3 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $240.5 million and cost of sales and fuel of $32.6 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $3.1 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Nine Months Ended September 30, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$17,342,070	$(3,095,907)	$14,246,163
Residue natural gas sales	2,065,584	(332)	2,065,252
Gathering, processing and exchange services revenue	519,145	—	519,145
Transportation and storage revenue	514,199	(6,356)	507,843
Other	26,167	(9,709)	16,458
Total revenues (a)	$20,467,165	$(3,112,304)	$17,354,861

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(17,118,866)	$3,102,245	$(14,016,621)
Operating costs	$(832,098)	$4,533	$(827,565)
Depreciation and amortization	$(465,458)	$(3,259)	$(468,717)
Equity in net earnings from investments	$111,150	$—	$111,150
Investments in unconsolidated affiliates	$803,807	$—	$803,807
Total assets	$24,271,364	$167,879	$24,439,243
Capital expenditures	$848,479	$37,562	$886,041
(a) - Noncustomer revenue for the nine months ended September 30, 2022, totaled $(363.9) million related primarily to losses from derivatives on commodity contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$431,751	$392,018	$1,237,300	$1,120,333
Add:
Interest expense, net of capitalized interest	166,939	184,049	509,744	554,529
Depreciation and amortization	157,102	154,542	468,717	468,583
Income taxes	132,129	121,899	385,270	354,100
Noncash compensation expense	15,229	12,978	52,976	37,086
Other corporate costs and equity AFUDC	2,645	(944)	3,185	683
Total segment adjusted EBITDA	$905,795	$864,542	$2,657,192	$2,535,314

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

Market Conditions and Business Update - We experienced earnings growth in the third quarter 2022, compared with the third quarter 2021, due primarily to higher realized commodity prices, net of hedging, and increased producer activity in the Rocky Mountain region in our Natural Gas Gathering and Processing segment, and higher storage rates in our Natural Gas Pipelines segment. We also benefited from completed capital-growth projects, highlighting our extensive and integrated assets that are located in some of the most productive shale basins in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2022. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts, and we have hedged approximately 70% of our forecasted equity volumes for the remainder of 2022 and 2023. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand and normal volumetric well declines, which are offset partially by rising gas-to-oil ratios. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with evacuations of local residents taken as a precautionary measure. While the facility remains inoperable, we continue to provide midstream services through our integrated NGL pipeline system between the Mid-Continent and Gulf Coast regions, along with our fractionation and storage assets and arrangements with industry peers. We are cooperating with government agencies, as applicable, and we continue our efforts to determine the cause of the event and expect the Medford facility to remain out of service for an extended period. Subject to the terms and conditions of our insurance policies and any applicable sub-limits, we have property damage and business interruption coverage with a combined per occurrence limit of $2 billion and deductibles of $5 million per occurrence for property damage and a 45-day waiting period per occurrence for business interruption coverage. Net income for the three and nine months ended September 30, 2022, includes the unfavorable impact of our $5 million property deductible and approximately $30 million of losses incurred associated with the 45-day waiting period for business interruption coverage. As a result of our insurance coverage, we do not expect the Medford incident will have a material effect on our financial condition, results of operations or cash flows. However, the timing of insurance proceeds may impact our results in a given quarter or year.

In September 2022, we received notice that our insurers agreed to pay an unallocated first installment of insurance proceeds of $100 million. As of November 2, 2022, we have received approximately $45 million of this amount and expect to receive the remainder within the next 30 days. We have applied the cash received to the outstanding insurance receivables discussed below.

In third quarter 2022, we recorded a partial impairment charge of $6.7 million, which represents the value associated with certain Medford facility property, based on our limited assessments to date and related estimates and assumptions. This impairment charge is fully offset by an insurance receivable.

Our business interruption insurance provides coverage including, but not limited to (i) incurred costs and losses that are either unavoidable or incurred to mitigate or reduce losses and (ii) lost earnings. We record receivables for incurred costs and losses related to our business interruption coverage for the amount probable of recovery, not to exceed the actual losses incurred. In the three and nine months ended September 30, 2022, we recorded receivables of $21.7 million, related primarily to third-party fractionation costs incurred subsequent to the 45-day business interruption waiting period, that are probable of recovery, and fully offset the actual losses incurred.

Geopolitical events and supply chain - Recent geopolitical events have disrupted global supply chains and have caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of Russian oil and other energy commodities, and European countries have taken steps to reduce imports of Russian oil and natural gas. In addition, a continued Gulf Coast LNG facility outage has further disrupted the overseas and domestic natural gas markets, and the Organization of Petroleum Exporting Countries (OPEC) has recently agreed to cut production from August 2022 levels. These events have highlighted the importance of a strong national energy supply and infrastructure supporting the United States economy and national security. We operate an integrated, reliable, resilient and diversified network of NGL and natural gas gathering, processing, fractionation, storage and transportation assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. We believe our assets are well positioned to provide midstream services to producers and end-use markets as they respond to domestic and international demand.

Inflation - Inflation in the United States increased significantly in late 2021 and 2022. This rise in inflation has generally resulted in higher costs in 2022. Although it is expected that this trend will continue, we do not expect a material impact on our results of operations as we believe the fee escalators or fuel recovery mechanisms on many of our natural gas liquids and natural gas gathering and processing contracts offset the increase in costs.

Severe weather - In the second quarter 2022, we experienced two separate severe weather events in the Rocky Mountain region that brought disruptions to our operations. Our employees in the region were well prepared and made the necessary operational adjustments to maintain the safety of our employees, their families and our assets. Blizzard conditions and region-wide power outages negatively impacted the gathered and processed volumes in our Natural Gas Gathering and Processing segment, and NGL volumes delivered to and transported by our Natural Gas Liquids segment, including volumes from third parties, in April and May 2022. By the end of June, volumes returned to pre-outage levels.

See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for more information on our exposure to market risk.

Natural Gas - In our Natural Gas Gathering and Processing segment, we benefited from higher realized commodity prices, net of hedging, and increased gathered and processed volumes in the third quarter 2022, compared with the third quarter 2021, due primarily to increased producer activity in the Rocky Mountain region and SCOOP and STACK areas of Oklahoma.

In our Natural Gas Pipelines segment, continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers. In April 2022, we completed a 1.1 Bcf expansion of our Texas natural gas storage facilities’ capacities, and the expansion is fully subscribed through 2032. We are currently expanding the injection capabilities of our Oklahoma natural gas storage facilities resulting in the ability to utilize and subscribe an additional 4 Bcf of our existing storage capacity, with expected completion in second quarter 2023. As of September 2022, we have subscribed approximately 90% of the 4 Bcf of storage capacity through 2029 and continue to market the remaining capacity. In addition, we have begun the electrification of certain compression assets for Viking to improve the reliability of our operations while lowering our greenhouse gas emissions from this equipment. This project is expected to cost approximately $95 million and to be completed in the third quarter 2023. Viking will seek to recover its investment in the project through a future proposed change in rates.

NGLs - In our Natural Gas Liquids segment, NGL volumes remained relatively unchanged in the third quarter 2022, compared with the third quarter 2021, due primarily to increased NGL production and higher ethane volumes from incentivized ethane recovery in the Rocky Mountain region, offset by decreased NGL production and lower ethane volumes recovered in the Mid-Continent region.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. In September 2022, ethane prices decreased relative to natural gas prices, as overall demand decreased, and were further impacted by unplanned petrochemical plant outages. This resulted in higher ethane rejection across most basins, including the areas where we operate. As these plants come back online and demand for feedstock returns, we expect improvement in ethane economics, however price fluctuations are expected to continue. Ethane volumes under long-term contracts delivered to our NGL system remained relatively unchanged at an average of 455 MBbl/d in the third quarter 2022, compared with 455 MBbl/d in the third quarter 2021. However, ethane volumes increased in the Rocky Mountain region in the third quarter 2022, compared with the third quarter 2021, due primarily to our incentivizing some processors to recover ethane in the region. This increase was offset by lower ethane volumes in the Mid-Continent region due to ethane economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system.

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

Sustainability and Social Responsibility - In 2021 and 2022, we qualified for inclusion in the S&P Global Sustainability Yearbook and received a perfect score of 100 in the Human Rights Campaign Corporate Equality Index. In 2022, we received an MSCI Inc. ESG rating of AAA. In 2021, we were named to JUST Capital’s list of Top 100 U.S. Companies Supporting Healthy Families and Communities and received an ESG Risk Rating placing us in the top 10% in the refiners and pipelines industry assessed by Sustainalytics. We continue to look for ways to reduce our GHG emissions and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our extensive midstream assets and expertise.

Energy Venture Capital Opportunity - We recently announced a new agreement between us and several other Oklahoma energy companies and organizations to fund an effort to transform the state into a hub for energy technology startups. The effort aims to invest a total of up to $60 million, of which we will fund a portion, to attract startups to the region by providing access to early-stage venture capital and other resources.

Debt Repayments - In July 2022, we redeemed the remaining $895.8 million of our $900 million, 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

Dividends - In February 2022, May 2022 and August 2022, we maintained and paid a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis), which is consistent with the respective quarters in the prior year. We declared a quarterly common stock dividend of $0.935 per share ($3.74 per share on an annualized basis) in October 2022. The quarterly common stock dividend will be paid November 14, 2022, to shareholders of record at the close of business on November 1, 2022.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2022, we assessed qualitative factors to determine whether it was more likely than not that the fair value of reporting units with goodwill are less than their carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines and Natural Gas Liquids reporting units was not less than their respective carrying value, that no further testing was necessary, and that goodwill was not considered impaired.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$5,563.5	$4,204.8	$16,319.5	$10,115.7	1,358.7	6,203.8
Services	350.0	331.4	1,035.3	1,004.1	18.6	31.2
Total revenues	5,913.5	4,536.2	17,354.8	11,119.8	1,377.3	6,235.0
Cost of sales and fuel (exclusive of items shown separately below)	4,772.7	3,449.1	14,016.6	7,937.6	1,323.6	6,079.0
Operating costs	286.1	265.2	827.5	770.9	20.9	56.6
Depreciation and amortization	157.1	154.5	468.7	468.6	2.6	0.1
Other operating (income) expense, net	(1.6)	(0.5)	(8.6)	(1.4)	1.1	7.2
Operating income	$699.2	$667.9	$2,050.6	$1,944.1	31.3	106.5
Equity in net earnings from investments	$39.2	$28.6	$111.2	$87.6	10.6	23.6
Interest expense, net of capitalized interest	$(166.9)	$(184.0)	$(509.7)	$(554.5)	(17.1)	(44.8)
Net income	$431.8	$392.0	$1,237.3	$1,120.3	39.8	117.0
Diluted EPS	$0.96	$0.88	$2.76	$2.50	0.08	0.3
Adjusted EBITDA	$902.4	$865.2	$2,652.3	$2,533.1	37.2	119.2
Capital expenditures	$326.7	$166.2	$886.0	$490.3	160.5	395.7
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income increased $31.3 million for the three months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•Natural Gas Gathering and Processing - increases of $51.6 million due primarily to higher realized commodity prices, net of hedging, and average fee rates and $31.7 million from higher volumes; and
•Natural Gas Pipelines - an increase of $14.4 million in storage services due primarily to higher storage rates; offset by
•Natural Gas Liquids - a decrease of $45.0 million in optimization and marketing due primarily to lower earnings on sales of purity NGLs held in inventory and narrower location and commodity price differentials. Quarterly results were also impacted by approximately $30 million of incurred costs and losses related to the 45-day business interruption coverage waiting period for the Medford incident; and
•Consolidated Operating Costs - an increase of $20.9 million due primarily to higher outside services and property taxes.

Operating income increased $106.5 million for the nine months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:

•Natural Gas Liquids - an increase of $152.3 million in exchange services related primarily to higher average fee rates, higher volumes, wider commodity price differentials and the unfavorable impact of Winter Storm Uri in the first quarter 2021, offset partially by higher fuel and power costs and third-party fractionation costs, and $39.2 million in lower optimization and marketing earnings. Results include the impact of approximately $30 million of incurred costs and losses related to the 45-day business interruption coverage waiting period for the Medford incident; and
•Natural Gas Gathering and Processing - an increase of $77.8 million due primarily to higher realized NGL and condensate prices, net of hedging, and average fee rates and $52.8 million from higher volumes in the Rocky Mountain region; offset by
•Natural Gas Pipelines - a decrease of $134.7 million due to the impact of Winter Storm Uri in the first quarter 2021, offset partially by increases of $59.8 million due primarily to higher storage, pricing on compression and transportation services; and

•Consolidated Operating Costs - an increase of $56.6 million due primarily to higher outside services, materials and supplies expense and property taxes.

Net income and diluted EPS increased for the three months and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to the items discussed above, lower interest expense related to increased capitalized interest and lower debt balances and higher equity in net earnings from investments. These increases were offset partially by higher income taxes and losses related to the mark-to-market of investments associated with certain benefit plan investments.

Capital expenditures increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to our capital-growth projects, including the construction of our Demicks Lake III natural gas processing plant, our MB-5 fractionator and the Viking compression projects.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$990.0	$816.0	$3,033.6	$1,874.2	174.0	1,159.4
Residue natural gas sales	824.6	370.8	2,035.3	940.9	453.8	1,094.4
Gathering, compression, dehydration and processing fees and other revenue	44.0	41.7	121.6	116.6	2.3	5.0
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,460.7)	(913.9)	(4,147.9)	(2,019.7)	546.8	2,128.2
Operating costs, excluding noncash compensation adjustments	(94.7)	(91.3)	(278.7)	(254.0)	3.4	24.7
Equity in net earnings from investments	1.7	0.5	4.9	2.7	1.2	2.2
Other	(1.0)	5.9	2.0	2.9	(6.9)	(0.9)
Adjusted EBITDA	$303.9	$229.7	$770.8	$663.6	74.2	107.2
Capital expenditures	$104.8	$80.8	$321.5	$177.4	24.0	144.1
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $74.2 million for the three months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $51.6 million due primarily to higher realized commodity prices, net of hedging, and average fee rates; and
•an increase of $31.7 million from higher volumes due primarily to increased producer activity in the Rocky Mountain region; offset by
•a decrease of $7.3 million due to a gain on the partial sale of an equity investment in 2021.

Adjusted EBITDA increased $107.2 million for the nine months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $77.8 million due primarily to higher realized NGL and condensate prices, net of hedging, and average fee rates;
•an increase of $52.8 million from higher volumes due primarily to increased producer activity in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region and the impact of severe weather in the Rocky Mountain region in the second quarter 2022; and
•an increase of $5.3 million due to a contract settlement in 2022; offset by
•an increase of $24.7 million in operating costs due primarily to higher materials and supplies expense due primarily to the growth of our operations and higher outside services; and
•a decrease of $7.3 million due to a gain on the partial sale of an equity investment in 2021.

Capital expenditures increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to growth projects, including our Demicks Lake III project.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2022	2021	2022	2021
Natural gas gathered (BBtu/d)	3,006	2,757	2,824	2,693
Natural gas processed (BBtu/d) (b)	2,743	2,549	2,590	2,471
Average fee rate ($/MMBtu)	$1.16	$1.02	$1.09	$1.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas gathered and natural gas processed volumes increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to increased producer activity in the Rocky Mountain region and SCOOP and STACK areas of Oklahoma, with the nine months ended September 30, 2022 negatively impacted by severe weather in the Rocky Mountain region in the second quarter 2022.

Our average fee rate increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to increased contribution of volumes on higher fee contracts in the Williston Basin and inflation-based escalators on most contracts. Also, for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures, or commodity prices relative to specified contractual thresholds.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass Pipeline, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

In the nine months ended September 30, 2022, we connected one raw feed truck terminal in the Mid-Continent region to our NGL system and one third-party natural gas processing plant in the Permian Basin connected to our system was expanded.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,749.2	$3,853.1	$14,308.5	$9,097.5	896.1	5,211.0
Exchange service revenues and other	141.8	136.0	423.0	414.6	5.8	8.4
Transportation and storage revenues	39.9	40.5	127.0	127.1	(0.6)	(0.1)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,316.3)	(3,377.9)	(12,948.8)	(7,838.1)	938.4	5,110.7
Operating costs, excluding noncash compensation adjustments	(138.7)	(122.4)	(398.5)	(359.5)	16.3	39.0
Equity in net earnings from investments	11.2	5.4	25.0	14.1	5.8	10.9
Other	(2.3)	(2.5)	(6.4)	(7.6)	0.2	1.2
Adjusted EBITDA	$484.8	$532.2	$1,529.8	$1,448.1	(47.4)	81.7
Capital expenditures	$169.2	$53.8	$444.9	$225.8	115.4	219.1
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA for the three and nine months ended September 30, 2022, includes $21.7 million in accruals of business interruption insurance recoveries and an approximately $30 million unfavorable impact from the 45-day business interruption coverage waiting period related to the Medford incident.
Adjusted EBITDA decreased $47.4 million for the three months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•a decrease of $45.0 million in optimization and marketing due primarily to lower earnings on sales of purity NGLs held in inventory and narrower location and commodity price differentials. We expect an earnings benefit of approximately $17 million on the forward sales of inventory over the next two quarters; and
•an increase of $16.3 million in operating costs due primarily to higher property taxes associated with our completed capital-growth projects and higher outside services; offset by
•an increase of $10.1 million in exchange services due primarily to:
◦$62.6 million in higher average fee rates, primarily as a result of inflation-based and fuel cost escalators in our contracts, and
◦$21.4 million in higher volumes primarily in the Rocky Mountain region, partially offset by lower volumes in the Mid-Continent region, offset by
◦$50.9 million in higher costs, primarily fuel and power costs as well as third-party fractionation costs. A portion of the third-party fractionation costs relate to the 45-day Medford incident business interruption coverage waiting period,
◦$11.2 million related to lower earnings on unfractionated NGLs held in inventory, and
◦$10.7 million in narrower commodity price differentials and lower related volumes.

Adjusted EBITDA increased $81.7 million for the nine months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•an increase of $106.1 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:

◦$159.8 million in higher average fee rates, primarily as a result of inflation-based and fuel cost escalators in our contracts,
◦$64.4 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, partially offset by lower volumes in the Mid-Continent region, and
◦$26.8 million related to wider commodity price differentials and higher related volumes, offset by
◦$129.3 million in higher costs, primarily fuel and power costs and third-party fractionation costs. A portion of the third-party fractionation costs relate to the 45-day Medford incident business interruption coverage waiting period, and
◦$12.9 million related to the recognition of proceeds previously considered a gain contingency in the second quarter 2021; and
•an increase of $46.2 million in exchange services due to the unfavorable impact of Winter Storm Uri in the first quarter 2021; offset by
•a decrease of $39.2 million in optimization and marketing due primarily to nonrecurring activities in the first quarter 2021 during Winter Storm Uri, and lower earnings on sales of purity NGLs held in inventory; offset partially by wider location and commodity price differentials. We expect an earnings benefit of approximately $17 million on the forward sales of inventory over the next two quarters; and
•an increase of $39.0 million in operating costs due primarily to higher property taxes associated with our completed capital-growth projects and higher outside services.

Capital expenditures increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to capital-growth projects, including our MB-5 fractionator.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2022	2021	2022	2021
Raw feed throughput (MBbl/d) (a)	1,278	1,275	1,252	1,174
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.00	$0.04	$(0.01)
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services.

We generally expect ethane volumes to increase or decrease with overall NGL production. However, ethane volumes may experience growth or decline greater than overall NGL production due to ethane economics causing producers to extract or reject ethane.

Volumes remained relatively unchanged for the three months ended September 30, 2022, compared with the same period in 2021, due primarily to increased NGL production and higher ethane volumes from incentivized ethane recovery in the Rocky Mountain region, which were offset by decreased NGL production and lower ethane recovery due to ethane economics in the Mid-Continent region.

Volumes increased for the nine months ended September 30, 2022, compared with the same period in 2021, due primarily to increased NGL production in the Rocky Mountain region and Permian Basin, and higher ethane volumes from incentivized ethane recovery in the Rocky Mountain region, offset partially by decreased ethane recovery in the Mid-Continent region due to ethane economics. Volumes have also benefited from the unfavorable impact of Winter Storm Uri in the first quarter 2021, offset partially by the impact of severe winter weather in the Rocky Mountain region in 2022.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2022 vs. 2021	2022 vs. 2021
Financial Results	2022	2021	2022	2021	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$100.2	$101.2	$301.6	$313.0	(1.0)	(11.4)
Storage revenues	33.6	19.1	85.6	52.6	14.5	33.0
Residue natural gas sales and other revenues	3.1	0.2	30.9	116.1	2.9	(85.2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4.5)	(0.3)	(22.2)	(10.9)	4.2	11.3
Operating costs, excluding noncash compensation adjustments	(42.4)	(39.2)	(121.5)	(115.4)	3.2	6.1
Equity in net earnings from investments	26.3	22.7	81.3	70.9	3.6	10.4
Other	0.8	(1.0)	0.9	(2.7)	1.8	3.6
Adjusted EBITDA	$117.1	$102.7	$356.6	$423.6	14.4	(67.0)
Capital expenditures	$39.6	$24.6	$82.1	$73.5	15.0	8.6
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $14.4 million for the three months ended September 30, 2022, compared with the same period in 2021, due primarily to higher storage rates.

Adjusted EBITDA decreased $67.0 million for the nine months ended September 30, 2022, compared with the same period in 2021, primarily as a result of the following:
•a decrease of $134.7 million due to the impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue; offset by
•an increase of $31.9 million in storage services due primarily to higher storage rates;
•an increase of $14.1 million due primarily to higher pricing on compression services and higher average prices on natural gas sales of volumes previously held in inventory, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above;
•an increase of $13.8 million in transportation services due primarily to higher interruptible revenue, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above, and higher firm transportation rates; and
•an increase of $10.4 million from higher equity in net earnings from investments due primarily to increased volumes on Northern Border Pipeline and higher firm transportation rates on Roadrunner.

Capital expenditures increased for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to capital-growth projects, including the Viking compression projects, and timing of maintenance capital projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2022	2021	2022	2021
Natural gas transportation capacity contracted (MDth/d)	7,318	7,335	7,367	7,353
Transportation capacity contracted	92%	94%	93%	94%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian Pipeline’s rates pursuant to Section 5 of the Natural Gas Act. In August 2022, Guardian Pipeline reached a settlement in principle with the participants in the Section 5 rate case that, if approved by the FERC, will result in a future reduction of rates. We do not expect the reduced rates to impact materially our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$431,751	$392,018	$1,237,300	$1,120,333
Add:
Interest expense, net of capitalized interest	166,939	184,049	509,744	554,529
Depreciation and amortization	157,102	154,542	468,717	468,583
Income taxes	132,129	121,899	385,270	354,100
Noncash compensation expense (a)	15,229	12,978	52,976	37,086
Equity AFUDC	(734)	(246)	(1,699)	(1,485)
Adjusted EBITDA	$902,416	$865,240	$2,652,308	$2,533,146
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$303,866	$229,657	$770,764	$663,639
Natural Gas Liquids	484,843	532,159	1,529,833	1,448,078
Natural Gas Pipelines	117,086	102,726	356,595	423,597
Other	(3,379)	698	(4,884)	(2,168)
Adjusted EBITDA	$902,416	$865,240	$2,652,308	$2,533,146
(a) - Includes losses of $4.4 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and a loss of $19.4 million and a benefit of $4.2 million for the nine months ended September 30, 2022 and 2021, respectively, related to the mark-to-market of investments associated with certain benefit plan investments.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements.

As a result of the fire at our Medford, Oklahoma fractionation facility on July 9, 2022, we expect future cash flows to include cash outflows related to incurred costs and losses and cash inflows from proceeds from our business interruption and property damage insurance policies. We will request interim insurance payments toward our loss, but it is difficult to predict the timing or amount of such payments.

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

As of September 30, 2022, we had a working capital deficit of $1,373.3 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt repayments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at September 30, 2022, was driven primarily by short term borrowings used to repay existing indebtedness and current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

In June 2022, we amended and restated our $2.5 Billion Credit Agreement, which matures in June 2027. As of September 30, 2022, we were in compliance with all covenants of the $2.5 Billion Credit Agreement.

At September 30, 2022, we had no borrowings under the $2.5 Billion Credit Agreement and $22.2 million of cash and cash equivalents.

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

Guardian Term Loan Agreement - In June 2022, Guardian Pipeline entered into a $120 million unsecured term loan agreement. During the second quarter 2022, Guardian Pipeline drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK.

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

Capital expenditures, excluding AFUDC, were $886.0 million and $490.3 million for the nine months ended September 30, 2022 and 2021, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of approximately $1.2 billion in 2022. Our expected 2022 capital expenditures increased relative to previous estimates due primarily to acceleration of spend on our MB-5 fractionator and smaller projects that were not previously planned for 2022, such as the Viking compression electrification project in our Natural Gas Pipelines segment.

Credit Ratings - Our long-term debt credit ratings as of October 24, 2022, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2022, May 2022 and August 2022 we paid a common stock dividend of $0.935 per share ($3.74 per share on an annualized basis). A common stock dividend of $0.935 per share was declared for the shareholders of record at the close of business on November 1, 2022, payable November 14, 2022.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2022, May 2022, and August 2022. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2022.

For the nine months ended September 30, 2022, our cash flows from operations exceeded dividends paid by $612.1 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand or other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2022 vs. 2021
	September 30,		Favorable (Unfavorable)
	2022	2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,865.5	$1,491.1	$374.4
Investing activities	(863.9)	(475.4)	(388.5)
Financing activities	(1,125.8)	(1,315.9)	190.1
Change in cash and cash equivalents	(124.2)	(300.2)	176.0
Cash and cash equivalents at beginning of period	146.4	524.5	(378.1)
Cash and cash equivalents at end of period	$22.2	$224.3	$(202.1)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2022, increased $103.3 million compared with the same period in 2021, due primarily to higher net income resulting from higher exchange services in our Natural Gas Liquids segment and higher realized NGL and condensate prices, net of hedging, higher average fee rates and higher volumes from increased production in our Natural Gas Gathering and Processing segment. These increases were offset partially by the impact of Winter Storm Uri in our Natural Gas Pipelines segment in the first quarter 2021, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $229.7 million for the nine months ended September 30, 2022, compared with a decrease of $500.8 million for the same period in 2021. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in inventory, both of which vary from period to period and with changes in commodity prices, and changes in risk management assets and liabilities; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties and changes in other assets and liabilities.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2022, increased $388.5 million, compared with the same period in 2021, due primarily to capital expenditures related to our capital-growth projects.

Financing Cash Flows - Cash used in financing activities for the nine months ended September 30, 2022, decreased $190.1 million, compared with the same period in 2021, due primarily to short-term borrowings and the issuance of long-term debt in the second quarter 2022; offset partially by the repayment of long-term debt.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands and waterways preservation, wildlife conservation, cultural resources protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require payment of fees and unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot assure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

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
•the impact of the transformation to a lower-carbon economy, including the timing and extent of the transformation, as well as the expected role of different energy sources, including natural gas, NGLs and crude oil, in such a transformation;
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
•the ability of our existing assets and our ability to apply and continue to develop our expertise to support the growth of, and transformation to, various renewable and alternative energy opportunities, including through the positioning and optimization of our assets;
•our ability to efficiently reduce our GHG emissions (both Scope 1 and 2 emissions), including through the use of lower carbon power alternatives, management practices and system optimizations;
•the necessity to focus on maintaining and enhancing our existing assets while reducing our Scope 1 and 2 GHG emissions;
•the effects of weather and other natural phenomena and the effects of climate change (including physical and transformation-related effects) on our operations, demand for our services and energy prices;
•acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’, customers’ or shippers’ facilities;
•the inability of insurance proceeds to cover all liabilities or incurred costs and losses, or lost earnings, resulting from a loss;
•delays in receiving insurance proceeds from covered losses;
•the risk of increased costs for insurance premiums;
•increased costs associated with insurance coverage, security or other items as a consequence of terrorist attacks;
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
•our indebtedness and guarantee obligations could cause adverse consequences, including making us vulnerable to general adverse economic and industry conditions, limiting our ability to borrow additional funds and placing us at competitive disadvantages compared with our competitors that have less debt;
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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	September 30, 2022	December 31, 2021
	(Millions of dollars)
Crude oil and NGLs	$50.3	$40.6
Natural gas	25.1	11.5
Total change in estimated fair value of commodity contracts	$75.4	$52.1

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2022
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.6	$0.95	/ gallon	68%
Condensate (MBbl/d) - WTI-NYMEX	1.6	$63.26	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	109.5	$3.11	/ MMBtu	76%

	Year Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.7	$1.23	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$85.48	/ Bbl	67%
Natural gas (BBtu/d) - NYMEX and basis	99.2	$3.50	/ MMBtu	75%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2022. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per-gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the three months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $0.7 million and $2.5 million, respectively;
•a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $0.2 million and $0.9 million, respectively; and
•a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2022, and for the year ending December 31, 2023, by approximately $1.3 million and $4.8 million, respectively.

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

At September 30, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $1.1 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest-rate derivative instruments as of the dates indicated:

	September 30, 2022	December 31, 2021
	(Millions of dollars)
Forward-starting interest-rate swaps	$43.6	$19.6

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

In our Natural Gas Gathering and Processing and Natural Gas Pipelines segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report. In our Natural Gas Liquids segment, for the nine months ended September 30, 2022, and twelve months ended December 31, 2021, approximately 85% and 70%, respectively, of commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations are subject to all the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. For example, on July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with evacuations of local residents taken as a precautionary measure, and we expect the Medford facility to remain out of service for an extended period. While the facility remains inoperable, we continue to provide midstream services through our integrated NGL pipeline system between the Mid-Continent and Gulf Coast regions, along with our fractionation and storage assets and arrangements with industry peers; however, there can be no assurance that these activities will mitigate impacts over the long term. Other operational hazards and unforeseen interruptions include adverse weather conditions, infectious disease including a pandemic, cybersecurity attacks, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages, any of which can negatively impact our business, results of operations, financial position and cash flows. Further, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred and interruptions to the operations of our pipeline or other facilities caused by such an event could reduce our revenues and increase expenses, thereby impairing our ability to meet our obligations.

Premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. Insurance proceeds may not be adequate to cover all liabilities or incurred costs and losses or lost earnings, and we are not fully insured against all risks inherent to our business. If we were to incur a significant liability for which we were not fully insured, it could affect adversely our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance may not be paid in a timely manner.

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

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K, filed February 28, 2022 (File No. 1-13643)).

10.1	Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award).

10.2	Restricted Unit Award Agreement between ONEOK, Inc. and Pamela Amburgy.

10.3	Restricted Unit Award Agreement between ONEOK, Inc. and Janet Hogan.

10.4	Restricted Unit Award Agreement between ONEOK, Inc. and Darren Wallis.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Balance Sheets at September 30, 2022, and December 31, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 2, 2022	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)