Form 10-K
period 2022-12-31
ONEOK INC /NEW/
filed 2023-02-28
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2022, was $24.5 billion.

On February 21, 2023, the Company had 447,220,972 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2023, are incorporated by reference in Part III.

ONEOK, Inc.
2022 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$1.5 Billion Term Loan Agreement	The senior unsecured delayed-draw three-year $1.5 billion term loan agreement dated November 19, 2018
$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended and restated
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CFTC	United States Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 24, 2022
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
ICE	Intercontinental Exchange
Inflation Reduction Act	Inflation Reduction Act of 2022
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBbl/d	Million barrels per day
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.

ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on SOFR
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “target,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Forward-Looking Statements,” in this Annual Report.

PART I

ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We are a leading midstream service provider and own one of the nation’s premier NGL systems, connecting NGL supply in the Rocky Mountain, Permian and Mid-Continent regions with key market centers and own an extensive network of gathering, processing, fractionation, transportation and storage assets. We apply our core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through vertical integration across the midstream value chain to provide our customers with premium services while generating consistent and sustainable earnings growth.
Midstream Value Chain

Legend
We are connected to supply in natural gas and NGL producing basins and have significant basin diversification, including the Williston, Permian, Powder River and DJ Basins, and the SCOOP and STACK areas. In our Natural Gas Gathering and Processing segment, we have more than 3 million dedicated acres in the Williston Basin and approximately 300,000 dedicated acres in the SCOOP and STACK areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the Williston and Powder River Basins; Oklahoma, including the SCOOP and STACK areas; Kansas; and the Texas Panhandle. We also have a significant presence in the Permian Basin.

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

NGLs extracted at natural gas processing plants, both third-party and our own, are then gathered by our NGL gathering pipelines.

Gathered NGLs are directed to our downstream fractionators in the Mid-Continent region and Mont Belvieu, Texas, to be separated into purity products.

Residue natural gas is transported to storage facilities and end users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers, and can ultimately reach international markets through liquefied natural gas exports and cross-border pipelines.

Purity products are stored or distributed to our customers, such as petrochemical companies, propane distributors, heating fuel users, ethanol producers, refineries and exporters.

EXECUTIVE SUMMARY

Business Update and Market Conditions - We experienced earnings growth in 2022, compared with 2021, due primarily to increased producer activity across our operations, higher realized commodity prices, net of hedging, and higher average fee rates. In 2023, we expect to benefit from higher volumes, our completed Demicks Lake III natural gas processing plant and the expected completion of our MB-5 NGL fractionator, highlighting our extensive and integrated assets that are located in some of the most productive shale basins in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three segments are primarily fee-based, and our consolidated earnings were approximately 90% fee-based in 2022. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to our fee with POP contracts, and we have hedged approximately 70% of our forecasted equity volumes for 2023. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and well completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand, changes in gas-to-oil ratios and normal volumetric well declines. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, NGL fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure. On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims. Subsequent to settling the insurance claims, we announced plans to construct MB-6, a new 125 MBbl/d NGL fractionator in Mont Belvieu, Texas.

See Part II, Item 7, Recent Developments, in this Annual Report for more information on the Medford incident.

Geopolitical events and supply chain - Geopolitical events have disrupted global supply chains and caused volatile commodity prices for natural gas, NGLs and crude oil. The United States has banned the import of oil and other energy commodities from Russia, and European countries have taken steps to reduce imports of Russian oil and natural gas. In addition, a continued Gulf Coast liquified natural gas facility outage has further disrupted the overseas and domestic natural gas markets. These events have highlighted the importance of a strong national energy supply and infrastructure supporting the United States economy and national security. We operate an integrated, reliable, resilient and diversified network of NGL and natural gas gathering, processing, fractionation, transportation and storage assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. We believe our assets are well positioned to provide midstream services to producers and end-use markets as they respond to domestic and international demand.

Inflation - Inflation in the United States increased significantly in late 2021 and 2022. This rise in inflation generally resulted in higher costs in 2022. However, many of our NGL and natural gas processing contracts include fee escalators or fuel recovery mechanisms that fully offset the increase in costs in 2022. While we expect inflation to remain elevated, we do not expect a material impact on our results of operations as a result of these contract escalators.

Winter weather - In the second and fourth quarters of 2022, we experienced winter weather events in the Rocky Mountain region that brought disruptions to our operations. Our employees in the region were prepared and made the necessary operational adjustments to maintain the safety of our employees, their families and our assets. Region-wide power outages in the second quarter and blizzard conditions in both quarters negatively impacted the gathered and processed volumes in our Natural Gas Gathering and Processing segment, and NGL volumes, including volumes from third parties, delivered to and transported by our Natural Gas Liquids segment.

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report for more information on our exposure to market risk.

Sustainability and Social Responsibility - In 2023, we qualified for inclusion in the S&P Global Sustainability Yearbook for the third year in a row. In 2022, we received an MSCI ESG Rating of AAA and received a perfect score of 100 in the Human Rights Campaign Corporate Equality Index. Additionally, in 2022, our ESG Risk Rating was in the lowest-risk quintile of the Sustainalytics’ refiners and pipelines industry, indicating that our ESG risk management is in the top 20% of our industry.

In September 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030. The target represents a 30%

reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. We have achieved reductions totaling approximately 0.5 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. We continue to look for ways to reduce our GHG emissions and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our extensive midstream assets and expertise.

For more information on our GHG emissions, see “GHG emissions” in the “Regulatory, Environmental and Safety Matters” section.

Capital Ventures Opportunity - In 2022, we formed a capital ventures team focused on pursuing investments in early-stage energy technology companies. During the third quarter 2022, we reached an agreement between us, several other Oklahoma energy companies and organizations and an established energy-focused venture capital firm to commit funds of up to $50 million, collectively, toward a new venture capital fund. We also intend to make direct equity investments in early-stage energy technology companies that help to improve our operations and are aligned with energy transformation. We completed our first direct equity energy investment during the fourth quarter 2022 in a hyperspectral satellite company that is expected to increase our and the industry’s asset monitoring capabilities.

Natural Gas - In our Natural Gas Gathering and Processing segment, we benefited from increased volumes, higher realized commodity prices, net of hedging, and higher average fee rates in 2022, compared with 2021, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, offset partially by the impact of winter weather in the Rocky Mountain region in 2022. We expect additional earnings benefit in 2023 due to the completion of our 200 MMcf/d Demicks Lake III natural gas processing plant in the first quarter, which increased our total processing capacity to approximately 1.9 Bcf/d in the Williston Basin.

In our Natural Gas Pipelines segment, continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers. In April 2022, we completed a 1.1 Bcf expansion of our Texas natural gas storage facilities’ capacities, and the expansion is fully subscribed through 2032. We are currently expanding the injection capabilities of our Oklahoma natural gas storage facilities which will allow us to utilize and subscribe an additional 4 Bcf of our existing storage capacity, with expected completion in the second quarter 2023. We have subscribed 100% of the incremental 4 Bcf of storage capacity through 2027 and 90% through 2029. In addition, we have begun the electrification of certain compression assets for Viking to improve the reliability of our operations while lowering our Scope 1 emissions from this equipment. This project is expected to cost approximately $95 million and be completed in the third quarter 2023. Viking will seek to recover its investment in the project through a proposed change in rates expected to be filed in third quarter 2023.

NGLs - In our Natural Gas Liquids segment, we benefited from increased volumes and higher average fee rates in 2022, compared with 2021, from increased production in the Rocky Mountain region and the Permian Basin, offset partially by higher costs. In addition, we expect to benefit from the completion of our 125 MBbl/d MB-5 fractionator in Mont Belvieu, Texas, in the second quarter 2023.

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

BUSINESS STRATEGY

Our mission is to deliver energy products and services vital to an advancing world. Our vision is to create exceptional value for our stakeholders by providing solutions for a transforming energy future. Our business strategy is focused on:
•Zero incidents - we commit to developing processes to drive a zero-incident culture for the well-being of our employees, contractors and communities. Safety and environmental responsibility continue to be primary areas of focus for us, and our emphasis on safety has produced improving trends in the key indicators we track.
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
•Maximizing total shareholder return - we plan to grow earnings and sustain our dividend by efficiently allocating capital to investments that produce returns above our cost of capital. Producing consistent and strong returns on invested capital will allow us to not only reward our shareholders but also provide the means and opportunity to serve our additional stakeholders, including employees, communities and the environment.

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

The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier and Turner formations where we provide gathering and processing services to customers in the eastern portion of the state.

Mid-Continent region - The Mid-Continent region includes the oil-producing, NGL-rich SCOOP and STACK areas including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and the Hugoton Basin in Kansas.

Property - Our Natural Gas Gathering and Processing segment includes the following assets:
•17,200 miles of natural gas gathering pipelines;
•14 natural gas processing plants with 1.9 Bcf/d of processing capacity in the Rocky Mountain region, and nine natural gas processing plants with 0.9 Bcf/d of processing capacity in the Mid-Continent region, and up to 150 MMcf/d of processing capacity in the Mid-Continent region through a long-term processing services agreement with an unaffiliated third party; and
•14 MBbl/d of NGL fractionation capacity and 26 MBbl/d of de-ethanizer capacity at various natural gas processing plants.

We recently completed the construction of our 200 MMcf/d Demicks Lake III natural gas processing plant in the Williston Basin, which is included in the assets listed above.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our growth projects.

Sources of Earnings - Earnings for this segment are derived primarily from the following types of service contracts:
•Fee with POP contracts with no producer take-in-kind rights - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producer’s natural gas. After performing these services, we sell the commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 73% of supply volumes in this segment for 2022 and 2021.
•Fee with POP contracts with producer take-in-kind rights - We purchase a portion of the raw natural gas stream, charge fees for providing the midstream services listed above, return primarily the residue natural gas to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 20% of supply volumes in this segment for 2022 and 2021.
•Fee-only - Under this type of contract, we charge a fee for the midstream services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented 7% of supply volumes in this segment for 2022 and 2021.

For commodity sales, we contract to deliver residue natural gas, condensate and/or unfractionated NGLs to downstream customers at a specified delivery point. Our sales of NGLs are primarily to our affiliate in the Natural Gas Liquids segment.

Utilization - The utilization rates for our natural gas processing plants were 70% and 69% for 2022 and 2021, respectively, due primarily to increased producer activity in the Rocky Mountain region and the SCOOP and STACK areas of Oklahoma. Our 2022 utilization rates were also impacted by winter weather in the Rocky Mountain region in the second and fourth quarters of 2022 and the full year impact of the capacity made available by the Bear Creek plant expansion, which was placed in-service in the fourth quarter 2021. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service.

Unconsolidated Affiliates - Our unconsolidated affiliates in this segment are not material.

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act. Although the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, our natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction. The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe our natural gas gathering facilities, upstream of our natural gas processing plants, meet the criteria used by the FERC for non-jurisdictional natural gas gathering facility status. Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. We transport residue natural gas from certain of our natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act. Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, to varying degrees, the gathering of natural gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store purity NGLs, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Property - Our Natural Gas Liquids segment includes the following assets:
•9,140 miles of gathering pipelines with operating capacity of 1,790 MBbl/d, including 6,350 miles of FERC-regulated pipelines with operating capacity of 1,490 MBbl/d;
•4,350 miles of distribution pipelines with operating capacity of 1,150 MBbl/d, including 4,180 miles of FERC-regulated pipelines with operating capacity of 1,080 MBbl/d;
•seven NGL fractionators with combined operating capacity of 710 MBbl/d (includes interests in our proportional share of operating capacity), including 310 MBbl/d in the Mid-Continent region and 400 MBbl/d in the Gulf Coast region;
•one isomerization unit with operating capacity of 10 MBbl/d;
•one ethane/propane splitter with operating capacity of 40 MBbl/d;
•six NGL storage facilities with operating storage capacity of 30 MMBbl; and
•eight purity NGLs terminals.

In addition, we lease 10 MMBbl of annual pipeline capacity near our ONEOK North System and have access to 5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and 60 MBbl/d of NGL fractionation capacity in the Gulf Coast through service agreements.

We are in the process of constructing our 125 MBbl/d MB-5 and MB-6 NGL fractionators in Mont Belvieu, Texas. The additional capacity from these projects is excluded from the assets listed above. As a result of the Medford incident, our 210 MBbl/d NGL fractionator in Medford, Oklahoma, is no longer operational and is excluded from the assets listed above.

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

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from commodity sales and purchases and fee-based services. We purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our business activities are categorized as follows:
•Exchange services - We utilize our assets to gather, transport, treat and fractionate unfractionated NGLs, thereby converting them into marketable purity NGLs delivered to a market center or customer-designated location. Some of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.
•Transportation and storage services - We transport purity NGLs and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.
•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through the purchase and sale of unfractionated NGLs and purity NGLs. We primarily transport purity NGLs between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our NGL storage facilities to capture seasonal price differentials and serving truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

In the majority of our exchange services contracts, we purchase the unfractionated NGLs at the tailgate of the processing plant and deduct contractual fees related to the transportation and fractionation services we must perform before we can sell them as purity NGLs. To the extent we hold unfractionated NGLs in inventory, the related contractual fees are not recognized until the unfractionated inventory is fractionated and sold.

Utilization - Increased volumes and decreased capacity, related to capacity constraints after the Medford incident, drove higher utilization rates at our NGL fractionators. The utilization rates for 2022 and 2021, respectively, were as follows:
•our NGL gathering pipelines were 62% and 61%;
•our NGL distribution pipelines were 49% and 51%; and
•our NGL fractionators were 97% and 91%.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service. Our fractionation utilization rate reflects approximate proportional capacity associated with our ownership interests.

Unconsolidated Affiliates - We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline system extending 760 miles, originating in Wyoming and Colorado and terminating in Kansas. Our other unconsolidated affiliates in this segment are not material.

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

Natural Gas Pipelines

Overview - In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enables us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies resulted in low-cost expansions that position us well to provide additional services to our customers when needed.

Intrastate Pipelines and Storage - Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Texas and Kansas. Our intrastate pipeline and storage companies include:
•ONEOK Gas Transportation, which transports natural gas throughout the state of Oklahoma and has access to the major natural gas production areas in the Mid-Continent region, which include the SCOOP and STACK areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. ONEOK Gas Transportation is connected to our ONEOK Gas Storage storage fields in Oklahoma, which provide 46 Bcf of working gas storage capacity; and
•ONEOK WesTex Transmission, which transports natural gas throughout the western portion of the state of Texas, including the Waha area where other pipelines may be accessed for transportation to western markets, exports to Mexico, several markets to the southeast along the Gulf Coast, including the Houston Ship Channel, and the Mid-Continent market to the north. It has access to major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. ONEOK WesTex Transmission is connected to our ONEOK Texas Gas Storage storage fields, which provide 5 Bcf of working gas storage capacity.

Interstate Pipelines - Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipeline companies include:
•Guardian, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution and electric generation companies in Wisconsin;
•Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with multiple interstate pipelines that have access to both the Utica Shale and the Marcellus Shale, and multiple interstate pipelines at the Chicago Hub near Joliet, Illinois;
•Viking, which is a bidirectional system that interconnects with a TC Energy Corporation pipeline at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin; and
•OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Property - Our Natural Gas Pipelines segment includes the following assets:
•5,100 miles of state-regulated intrastate transmission pipelines with transportation capacity of 4.4 Bcf/d;
•1,500 miles of FERC-regulated interstate natural gas pipelines with 3.5 Bcf/d of transportation capacity; and
•six underground natural gas storage facilities with 53.3 Bcf of total active working natural gas storage capacity.

Our storage includes two underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas. We are in the process of expanding the injection capabilities of our Oklahoma natural gas storage facilities which will allow us to utilize and subscribe an additional 4 Bcf of our existing storage capacity.

We are also exploring reactivating previously idled storage facilities in Oklahoma and Texas, which are not included in the capacity above.

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

Our regulated natural gas transportation services contracts are based upon rates stated in the respective tariffs, which have generally been established through shipper specific negotiation, discounts and negotiated settlements. The rates are filed with FERC or the appropriate state jurisdictional agencies. In addition, customers typically are assessed fees, such as a commodity charge, and we may retain a percentage of natural gas in-kind for our compression services.

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

Utilization - Our natural gas pipelines were 94% and 95% subscribed in 2022 and 2021, respectively, and our natural gas storage facilities were 77% and 70% subscribed in 2022 and 2021, respectively.

Unconsolidated Affiliates - Our Natural Gas Pipelines segment includes the following unconsolidated affiliates:
•50% ownership interest in Northern Border, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, and the Williston Basin in North Dakota to a terminus near North Hayden, Indiana.
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

Government Regulation - Interstate - Our interstate natural gas pipelines are regulated under the Natural Gas Act, which gives the FERC jurisdiction to regulate virtually all aspects of this business, such as transportation of natural gas, rates and charges for services, construction of new facilities, depreciation and amortization policies, acquisition and disposition of facilities and the initiation and discontinuation of services.

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

Market Conditions and Seasonality

Supply and Demand - Supply for each of our segments depends on crude oil and natural gas drilling and production activities, which are driven by the strength of the economy and impacts of geopolitical events; natural gas, crude oil and NGL prices; the demand for each of these products from end users; the decline rate of existing production; producer access to capital and investment in the industry; or producer firm commitments to transportation pipelines.

Demand for gathering and processing services is dependent on natural gas production by producers in the regions in which we operate. Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and purity NGLs are affected by the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, butanes and natural gasoline are also used by the petrochemical industry to produce chemical components, used for a range of products that improve our daily lives and promote economic growth, including health care products, recyclable food packaging, clothing, technology, building materials, industrial, manufacturing and energy infrastructure, lightweight vehicle components and batteries. Propane is also used to heat homes and businesses. Demand for natural gas and NGLs is also impacted by global macroeconomic factors.

Commodity Prices - Our earnings are primarily fee-based in all three of our segments, however in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. We have hedged approximately 70% of our forecasted equity volumes for 2023. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual purity NGLs, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the current price of NGLs on the spot market. In our Natural Gas Pipelines segment, we are exposed to minimal commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our compression services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which may affect our customer demand for our natural gas storage services.

See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Seasonality - Cold temperatures usually increase demand for natural gas and certain purity NGLs, such as propane, a heating fuel for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generation for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, are also subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. During periods of peak demand for a certain commodity, prices for that product typically increase.

Extreme weather conditions, seasonal temperature changes and the impact of temperature and humidity on the mechanical abilities of our equipment impact the volumes of natural gas gathered and processed, and NGL volumes gathered, transported and fractionated. Power interruptions and inaccessible well sites as a result of severe storms or freeze-offs, a phenomenon where water vapor from the well bore freezes at the wellhead or within the natural gas gathering system, may cause a temporary interruption in the flow of natural gas and NGLs.

In our Natural Gas Pipelines segment, natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of our local natural gas distribution and electric-generation customers as a result of the demand from their residential and commercial customers.

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

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. leases excess office space, if any, to others and operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters. We have a wholly-owned captive insurance company, which was formed in 2022.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland and waterway preservation, wildlife conservation, cultural resource protection, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot assure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

Air and Water Emissions - The Clean Air Act, the Clean Water Act and analogous state laws and/or regulations impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for pollutants discharged into waters of the United States and requires remediation of waters affected by such discharge.

GHG Emissions - 2021 estimated GHG emissions were 3.8 million metric tons of carbon dioxide equivalents of Scope 1 emissions and 2.7 million metric tons of carbon dioxide equivalents of Scope 2 emissions. Scope 1 emissions originate from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as fugitive methane emissions. Scope 2 emissions are generated from purchased power sources.

In September 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. We have achieved reductions totaling approximately 0.5 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. GHG emission reductions as reported may be modified, updated, changed or supplemented based on available information. For the years ended December 31, 2022, 2021 and 2020, we did not have any dedicated capital expenditures specifically for climate-related projects, nor did we purchase or sell carbon credits or offsets. Progress to date on our goal has been accomplished through routine capital-growth projects and asset optimizations that were primarily performed for operational improvements that inherently improved our emissions profile. We continue to anticipate several potential pathways toward achieving our emissions reduction target. In 2023, we anticipate reduction in our emissions to be primarily a result of improved methane management practices and system optimization that will not require material capital expenditures. We do not anticipate purchasing or selling carbon credits or offsets in 2023. Although we have begun the electrification of certain compression assets for Viking to improve the reliability of our operations, which will reduce our Scope 1 emissions, we do expect an increase in our Scope 2 emissions as a result of this project, but anticipate an overall net reduction of GHG emissions on this project to be included in our pathway to achieve our target.

We participated in the EPA’s Natural Gas STAR Program for more than 20 years and are now a legacy natural gas partner as the program ended in late 2022. We currently participate in Our Nation’s Energy (ONE) Future Coalition to voluntarily report methane emission reductions and to calculate our methane intensity. We continue to focus on maintaining low methane gas release rates through expanded implementation of improved practices to limit the release of natural gas during pipeline and facility maintenance and operations.

Regulation
PHMSA - The PHMSA has submitted to the Federal Register an advisory bulletin underscoring to pipeline and pipeline facility operators requirements to minimize methane emissions in the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020. The PIPES Act directs pipeline operators to update their inspection and maintenance plans to address the elimination of hazardous leaks and to minimize natural gas releases from pipeline facilities. The updated plans must also address the replacement or remediation at facilities that historically have been known to experience leaks. We have completed and continue to update our pipeline maintenance procedures to identify and reduce methane leaks.

EPA - The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from our affected facilities and the carbon dioxide emission equivalents for all NGLs produced by us as if all of these products were combusted, even if they are used otherwise. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.

Recently, the EPA has updated the New Source Performance Standards Subpart OOOOb regulations to further reduce methane emissions, which includes increased monitoring frequency and more stringent repair requirements for new and modified oil and gas facilities. In addition, the EPA is proposing new nationwide emission guidelines for states to limit methane emissions from existing oil and gas facilities. Generally, EPA rule-makings require expenditures for updated emissions controls, monitoring and recordkeeping requirements at affected facilities. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions. However, the EPA may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.

In June 2022, the U.S. Supreme Court issued a decision in West Virginia v. EPA, which did not preclude but instead limited the EPA’s ability to regulate GHG emissions absent clear congressional authorization. The Court determined that the EPA’s emission reduction measures requiring an industry wide shift in electricity production from coal and natural gas-fired power plants to renewable power sources required specific congressional authorization which had not been given under the Clean Air Act.

Federal Regulation - In August 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. In addition, the Inflation Reduction Act also imposes a waste emissions charge for methane emissions from specific types of facilities that are required to report their GHG emissions to the EPA and a sector specific methane intensity rate. We will continue to monitor clarification of the regulation, and based on current estimates, we do not believe waste emission charges will have a material impact on our results of operations, financial position or cash flows.

We believe it is likely that continued future governmental legislation and/or regulation may require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. We monitor all relevant legislation and regulatory initiatives to assess the potential impact on our operations and otherwise take steps to limit GHG emissions from our facilities, including methane.

For additional information regarding the potential impact of laws and regulations on our operations see Item 1A “Risk Factors.”

Pipeline and Facility Safety - We are subject to PHMSA safety regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas (HCAs). The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) increased maximum penalties for violating federal pipeline safety regulations, directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us and may result in the imposition of more stringent regulations.

In 2015, PHMSA issued notices of proposed rule-making for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities. For natural gas and natural gas gathering pipelines, the new proposed regulations became known as “the Mega Rule.” Due to the large number of rules being considered, PHMSA partitioned the new rule-making into three sections. The first section of rules was finalized and published in 2019 in the Federal Register and became effective in July 2020. These final rules mostly address congressional mandates due to former pipeline safety reauthorizations and established criteria for verifying current operating pressures. The second section of the PHMSA Gas Mega Rule, which was published in August 2022 and will be effective in May 2023, focuses on natural gas transmission pipelines and includes enhancements to management requirements for risk and integrity assessments, guidance for corrosion and mitigation timelines, pipeline inspections following extreme weather events and repair requirements for HCAs and non-HCAs. The third section of the Mega Rule established new regulations for certain gas gathering lines, which were formerly unregulated, and was published in November 2021 and became effective in May 2022.

Coupled together, these new sections of the Mega Rule provide increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the newly published regulations.

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

On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure. As a result of the incident, the United States Chemical Safety and Hazard Investigation Board (CSB) requested information including the incident investigation report and causal factors of the incident, which we submitted to the CSB.

Pipeline Security - Homeland Security’s Transportation Security Administration (TSA) and the DOT have completed a review and inspection of our “critical facilities” and identified no material security issues. Also, the TSA has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.” We have reviewed our pipeline facilities according to the new guidelines and met the timelines associated with TSA reporting. The cost of compliance did not have a material impact on our operations, financial position or cash flows.

The TSA issued two security directives in 2021 in response to ongoing cybersecurity threats to the pipeline industry. The first security directive, version “A,” was issued in May 2021 and requires critical pipeline owners and operators to (1) report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA); (2) designate a cybersecurity coordinator to be available 24 hours a day, seven days a week; (3) review current practices; and (4) identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. The second security directive, version “B,” was issued in July 2021 and requires owners and operators of TSA-designated critical pipelines to implement specific mitigation measures to protect against ransomware and other known threats to information technology and operational technology systems, develop and implement a cybersecurity contingency and recovery plan, and conduct a cybersecurity architecture design review. Version “B” was replaced with version “C” in July 2022. This version requires critical pipeline owners and operators to create a Cybersecurity Implementation Plan for approval and audit by the TSA. Our Cybersecurity Implementation Plan was approved in December 2022. While compliance with the security directives is utilizing significant internal and external resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

HUMAN CAPITAL

The long-term sustainability of our business is dependent on our continued ability to maintain a highly engaged workforce. To accomplish this, our business strategy includes attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.

In 2021, we conducted our first annual employee engagement survey using Gallup Inc.’s Q12 methodology. All leaders were asked to review their results with their teams and create an action plan specific to enhancing their employees’ engagement in 2022. In 2022, the annual employee engagement participation rate increased to 90% compared with 80% in 2021. The overall engagement mean went from under the 40th percentile to above the 50th percentile. We showed improvement on all survey questions. The ratio of engaged employees to actively disengaged more than doubled. All leaders have been asked to discuss the 2022 survey results with their teams and create an engagement action plan for 2023. Training and support resources are also available through our learning management system, the Gallup Engagement Portal and dedicated individuals within our human resources department.

As of December 31, 2022, we had 2,966 employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

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
•Diversity & Inclusion: we respect the uniqueness and worth of each employee, and believe that a diverse, inclusive workforce is essential for a sense of belonging, engagement and performance.
•Excellence: we hold ourselves and others accountable to a standard of excellence through continuous improvement and teamwork.
•Service: we invest our time, effort and resources to serve each other, our customers and communities.
•Innovation: we seek to develop creative solutions by leveraging collaboration through ingenuity and technology.

Diversity and Inclusion - Our diversity and inclusion (D&I) strategy is a cross-functional effort that draws upon contributions from employees at all levels of the organization and is focused on enhancing the workplace to attract and retain talent. The strategy is guided by a D&I Council composed of a diverse group of employees who represent different demographics, work locations, points of view, roles and levels of seniority. We also have a team within our human resources department that is wholly dedicated to supporting our D&I efforts.

In 2022, we provided funding and support for five legacy employee-led business resource groups (BRGs): a Black/African American Resource Group (BAARG); an Indigenous/Native American Resource Group (INRG); a Latinx/Hispanic American Resource Group (LXHA); a Veterans Resource Group; and a Women’s Resource Group. In addition, a new LGBTQ+ (Lesbian, Gay, Bisexual, Transgender, Queer and others) BRG was added in 2022. Each BRG’s purpose is to promote the attraction, development, motivation and retention of members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become a supporter of one or more of our BRGs.

In early 2023, we introduced a Racial Inclusion Collective Resource Group that combines our legacy race- and ethnicity-focused BRGs, along with new resources and support for our Asian-American and Pacific Islander employees and allies, into a single organization to facilitate collaboration on topics relevant to all groups while reserving opportunities for more identity-focused programming where appropriate.

We embed D&I concepts into our core leadership development curriculum and sponsor a number of internal programs intended to promote D&I. In addition, we seek to give back to the communities where we operate by partnering on initiatives to support underrepresented community members and local charitable organizations.

Employee Safety - The safety of our employees is critical to our operations and success. By promoting the safety of our employees and monitoring the integrity of our assets, we are investing in the long-term sustainability of our businesses. We continuously assess the risks our employees face in their jobs, and we work to mitigate those risks through training, appropriate engineering controls, work procedures and other preventive safety programs. Reducing incidents and improving our personal safety incident rates are important, but we are not focused only on statistics. Low personal safety incident rates alone cannot prevent a large-scale incident, which is why we continue to focus on enhancing our Environmental, Safety and Health management systems and process safety programs, such as key risk/key control identification and knowledge sharing. We endeavor to operate our assets safely, reliably and in an environmentally responsible manner. We maintain mature and robust programs that guide trained staff in the completion of these activities, and we continue to enhance and improve these programs and our internal capabilities. We successfully implemented our return to office plan in early 2022, and we have continued to take safety precautions for our employees who work in the field or report to a ONEOK facility.

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and billing resolution. We offer full pay for maternity, paternity or adoption leave of up to 240 hours per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption and/or surrogacy. Additional benefits provided for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, fertility benefits, disease prevention and management programs and full pay while on bereavement, military or personal and family care leave.

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

Retirement - We maintain a 401(k) Plan for our employees and match 100% of employee contributions up to 6% of eligible compensation each payroll period, subject to applicable tax limits. We also have a defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. Employees that do not participate in our defined benefit pension plan are eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan. As of December 31, 2022, 95% of eligible employees were contributing to our 401(k) Plan. For additional information about our retirement benefits, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
Julie H. Edwards	64	2022 to present	Board Chair, ONEOK
Board Chair		2007 to 2022	Board Director, ONEOK
Pierce H. Norton II	63	2021 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2021 to present	Member of the Board of Directors, ONEOK
		2014 to 2021	President and Chief Executive Officer, ONE Gas, Inc.
		2014 to 2021	Member of the Board of Directors, ONE Gas, Inc.
Walter S. Hulse III	59	2022 to present	Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development		2019 to 2021	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
		2017 to 2019	Chief Financial Officer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
Kevin L. Burdick	58	2022 to present	Executive Vice President and Chief Commercial Officer, ONEOK
Executive Vice President and Chief Commercial Officer		2017 to 2022	Executive Vice President and Chief Operating Officer, ONEOK
Charles M. Kelley	64	2022 to present	Senior Vice President, Natural Gas Pipelines, ONEOK
Senior Vice President, Natural Gas Pipelines		2018 to 2022	Senior Vice President, Natural Gas, ONEOK
		2017 to 2018	Senior Vice President, Natural Gas Gathering & Processing, ONEOK
Sheridan C. Swords	53	2022 to present	Senior Vice President, Natural Gas Liquids and Natural Gas Gathering and Processing, ONEOK
Senior Vice President Natural Gas Liquids and Natural Gas Gathering and Processing		2017 to 2022	Senior Vice President, Natural Gas Liquids, ONEOK
Stephen B. Allen	49	2017 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK
Senior Vice President, General Counsel and Assistant Secretary, ONEOK
Mary M. Spears	43	2022 to present	Senior Vice President and Chief Accounting Officer, Finance and Tax, ONEOK
Senior Vice President and Chief Accounting Officer, Finance and Tax		2019 to 2021	Vice President and Chief Accounting Officer, ONEOK
		2015 to 2019	Director, SEC Reporting, ONEOK
Scott D. Schingen	49	2021 to present	Senior Vice President, Operations, ONEOK
Senior Vice President, Operations		2017 to 2021	Vice President, Natural Gas Liquids Operations, ONEOK
Janet L. Hogan	58	2022 to present	Senior Vice President, Chief Human Resources Officer, ONEOK
Senior Vice President, Chief Human Resources Officer		2017 to 2022	Senior Vice President, Human Resources, Hormel Foods

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

Our gathering and transportation pipeline systems are dependent upon production from natural gas and crude oil wells, which naturally declines over time. As a result, our cash flows associated with these wells may also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation facilities, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:
•demand and prices for natural gas, NGLs and crude oil;
•producers’ access to capital;
•producers’ finding and development costs of reserves;
•producers’ ability to secure drilling and completion crews and equipment;
•producers’ desire and ability to obtain necessary permits, drilling rights and surface access in a timely manner and on reasonable terms;
•crude oil and associated natural gas field characteristics and production performance; and
•capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities.

Commodity prices are subject to significant volatility. Drilling and production activity levels may vary across our geographic areas; however, a prolonged period of low commodity prices may reduce drilling and production activities across all areas. If we are not able to obtain new supplies to replace the natural decline in volumes from existing production or reductions in volumes because of competition, including increased competition due to industry consolidation, throughput on our gathering and transportation pipeline systems and the utilization rates of our processing and fractionation facilities would decline, which could affect adversely our business, results of operations, financial position and cash flows.

Our operating results may be affected adversely by unfavorable economic and market conditions.

In addition to impacts from the COVID-19 pandemic, uncertainty or adverse changes in economic conditions worldwide, in the United States, or in the economic regions in which we operate, could negatively affect the crude oil and natural gas markets, resulting in reduced demand and increased price competition for our services and products, or otherwise affect adversely our business, results of operations, financial position and cash flows. Volatility in commodity prices may have an impact on many of our suppliers and customers, which, in turn, could have a negative impact on their ability to meet their obligations to us. Periods of severe volatility in equity and credit markets may disrupt our access to such markets, make it difficult to obtain financing necessary to expand facilities or acquire assets, increase financing costs and result in the imposition of restrictive financial covenants. Also, economic conditions in the wake of the pandemic have included increasing inflation. Inflationary pressures have resulted in, and may continue to result in, additional increases to the cost of our materials, services and personnel, which could increase our capital expenditures and operating costs. Sustained levels of high inflation have caused the Federal Reserve System and other central banks to increase interest rates, which may cause the cost of capital to increase and depress economic growth, either of which, or the combination of both, could affect adversely our business, results of operations, financial position and cash flows.

The volatility of natural gas, crude oil and NGL prices could affect adversely our earnings and cash flows.

Lower commodity prices could reduce crude oil, natural gas and NGL production, which could decrease the demand for our services. Additionally, a significant portion of our revenues are derived from the sale of commodities that are received in conjunction with natural gas gathering and processing services, the transportation and storage of natural gas, and from the purchase and sale of NGLs and purity NGLs. As commodity prices decline, we could be paid less for our commodities thereby reducing our cash flows. Historically, commodity prices have been volatile and can change quickly. For example, in March 2020, unsuccessful negotiations between the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts resulted in a price war between Saudi Arabia and Russia. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. It is likely that commodity prices will continue to be volatile in the future.

The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to, the following:
•overall domestic and global economic conditions and uncertainty;
•changes in the supply of, and demand for, domestic and foreign energy, even if relatively minor;
•market uncertainty;
•the occurrence of wars and other geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;
•production decisions by other countries, and the failure of countries to abide by recent agreements relating to production decisions;
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

Increasing attention to ESG issues, including climate change, may impact our business.

There are increasing expectations that companies across all industries address ESG issues, including climate change. Changes in regulatory policies, public sentiment or widespread adoption of technologies that aim to address climate change through reducing GHG emissions may result in a reduction in the demand for hydrocarbon products, restrictions on their use or increased use of alternative energy sources. These changes could reduce the demand for our services, impacting our business, results of operations, financial position and cash flows.

In addition, increasing attention to climate change has resulted in an increased likelihood of governmental investigations, regulation, shareholder activism and private litigation, which could increase our costs or otherwise affect adversely our business. For example, the SEC has announced its plans to propose new climate change disclosure requirements. While the form those requirements may take are not final, we may face increased costs associated with complying with any new climate disclosure rules.

Certain investors are increasingly focused on ESG issues, including climate change. Further, organizations that provide information to investors on corporate governance and related matters have also increased their focus on ESG issues and have developed ratings processes for evaluating companies on various ESG initiatives. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or midstream companies in general. Due to climate change concerns, some investors may choose to either not invest, or to reduce their investment, in companies that explore for, produce, process, transport or sell products derived from hydrocarbons. If this negative investor sentiment increases, we may see reduced demand for our securities, which could impact our liquidity or the value of our securities. Additionally, certain large institutional lenders have announced their own policies to meet publicly announced climate commitments, which often involve commitments to shift lending activities in the energy sector to meet GHG emissions goals. As a result, certain institutional lenders may impose additional requirements on us, or decide not to lend to us, based on ESG concerns, which could adversely affect our access to capital on reasonable terms or at all and, as a result, our financial condition. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could also negatively affect our ability to access capital or cause us to receive less favorable terms and conditions in future financings.

In September 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 emissions by 2030. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31. To the extent that the potential pathways we have identified to achieve this emissions reduction target are not available to us, or to the extent we otherwise are unable to make progress toward other ESG-related targets we may establish, we may face additional costs to meet these targets, or we may fail to meet them, which could negatively impact our business and reputation.

We may be subject to physical and financial risks associated with climate change.

The threat of global climate change may create physical and financial risks to our business. Some of our customers’ energy needs vary with weather conditions, primarily temperature. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including damage to our assets or service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornados, floods, freezing temperatures and snow or ice storms. To the extent the severity or frequency of extreme weather events increases, this could increase our cost of providing services, including the cost of insurance, and decrease the availability of certain insurance coverages. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

Our operations are subject to operational hazards and unforeseen interruptions, which could affect adversely our business and for which we may not be adequately insured.

Our operations are subject to all the risks and hazards typically associated with the operation of natural gas and NGL gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, damage by third parties, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. For example, on July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. Other operational hazards and unforeseen interruptions include adverse weather conditions (including extreme cold weather), infectious disease including a pandemic, cybersecurity attacks, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Similar operational hazards and unforeseen interruptions may also impact our producers or suppliers; for example, extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages. Further, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. The occurrence of operational hazards and unforeseen interruptions could affect adversely our business results of operations, financial position and cash flows.

Premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. Insurance proceeds may not be adequate to cover all liabilities or incurred costs and losses or lost earnings. Further, we are not fully insured against all risks inherent to our business. If we were to incur a significant liability for which we were not fully insured, it could affect adversely our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance may not be paid in a timely manner.

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
•the price differentials between the individual purity NGLs with respect to our NGL transportation and fractionation agreements;
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

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could affect adversely our business and results of operations. Our financial results could also be affected adversely if our operational systems fail as a result of an inadvertent error or by deliberate tampering with or manipulation of our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws or employee or third-party tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances and an increase in remote work arrangements, we have become more reliant on technology to help increase efficiency in our businesses. We use software to help manage and operate our businesses, and this may subject us to increased risks. According to experts, there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations and, as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems, or those of our vendors, could result in a disruption of our operations, physical or environmental damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in anticipating, detecting or preventing these events from occurring, due in part to attackers’ ever-changing methods and efforts to conceal their activities, and any network and information systems-related events could require us to expend significant resources to identify, assess and remedy such events. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, including sufficient insurance, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations or cumbersome contractual obligations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and the TSA security directives issued in May and July 2021, and July 2022, have utilized significant internal and external resources, and any potential future statutes, regulations or orders could lead to further increased regulatory compliance costs, insurance coverage costs or capital expenditures. We cannot predict the potential impact to our business resulting from additional regulations.

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
•projects may increase demand for labor, materials (which may be even more difficult to obtain due to supply chain constraints) and rights of way, which may, in turn, affect our costs and schedule;
•we may be unable to obtain new rights of way or permits to connect our systems to supply or downstream markets;
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
•we may construct facilities to capture anticipated future growth in production or downstream demand in which anticipated growth does not materialize;
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

•we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas or NGLs, which may not be operational; and
•inflationary pressure could increase our costs for construction materials or labor.
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

Many of our assets are designed as long-lived assets. Over time the age of these assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could affect adversely our business, results of operations, financial position and cash flows.

Our operating cash flows are derived partially from cash distributions we receive from our unconsolidated affiliates.

Our operating cash flows are derived partially from cash distributions we receive from our unconsolidated affiliates, as discussed in Note N of the Notes to Consolidated Financial Statements in this Annual Report. The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flows these affiliates generate from their respective operations, which may fluctuate from quarter to quarter. We may be unable to unilaterally determine the cash distribution policies of our unconsolidated affiliates. This may contribute to us not having sufficient available cash each quarter to continue paying dividends at the current levels.

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

The COVID-19 pandemic led to global and regional economic disruption, volatility in the financial markets and a weakened commodity price environment. The outbreak and government measures taken in response, including extended quarantines, closures and reduced operations of businesses, had a significant adverse impact, both direct and indirect, on our business and the economy.

Uncertainty remains regarding the duration of global impacts due to COVID-19. This uncertainty, and the occurrence of these events and measures taken in response, could further affect adversely our results of operations by, among other things, reducing demand for the services we provide, impacting our supply chains and the availability and efficiency of our workforce, including our executive officers, creating operational challenges and impacting our ability to access capital markets. Additionally, in the wake of the COVID-19 pandemic, inflationary pressures have increased in the U.S. and globally. The degree to which the pandemic further impacts our business and results of operations will depend on future developments beyond our control, including the success of vaccination efforts and the effectiveness of such vaccines against future mutations of the COVID-19 virus, how quickly and to what extent economic and operating conditions resume to pre-COVID-19 levels, and the severity and duration of reduced global and regional economic activity resulting from the pandemic.

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

Under the Natural Gas Act, which is applicable to our interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to our interstate NGL pipelines, our interstate transportation rates are regulated by the FERC and many changes to our pipeline tariffs must be approved in a regulatory proceeding. Additionally, shippers, the FERC and/or state regulatory agencies may investigate our tariff rates which could result in, among other things, our being ordered to reduce rates or make refunds to shippers.

Failure to comply with all applicable state or federal statutes, rules and regulations and orders could bring substantial penalties and fines.

We may face significant costs to comply with the regulation of GHG emissions.

GHG emissions in the midstream industry originate primarily from combustion engine exhaust, heater exhaust and fugitive methane gas emissions. International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit GHG emissions, including initiatives directed at issues associated with climate change. Various federal and state legislative proposals have been introduced to regulate the emission of GHGs, particularly carbon dioxide and methane, and the United States Supreme Court has ruled that carbon dioxide is a pollutant subject to regulation by the EPA. In addition, there have been international efforts seeking legally binding reductions in emissions of GHGs.

We believe it is likely that future governmental legislation and/or regulation on the federal, state and regional levels, may further require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. For example, the Inflation Reduction Act will require the payment of “Methane Fees” for specific facilities that exceed GHG emission and/or methane intensity thresholds beginning in 2024. This and other legislative and/or regulatory initiatives could make some of our activities uneconomic to maintain or operate. However, we cannot predict precisely what form these future legislative and/or regulatory initiatives will take, the stringency of such initiatives, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG legislative and/or regulatory requirements. Our future results of operations, financial position or cash flows could be affected adversely if such costs are not recovered or otherwise passed on to our customers.

Our operations are subject to federal and state laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities. Increased litigation and activism challenging oil and gas development as well as changes to and/or increased penalties from the enforcement of laws, regulations and policies could impact adversely our business.

The risk of incurring substantial environmental costs and liabilities is inherent in our business. Our operations are subject to extensive federal, state and local laws and regulations relating to the protection of the environment. Examples of these laws include:
•the Clean Air Act and analogous state laws that impose obligations related to air emissions;
•the Clean Water Act and analogous state laws that impose requirements related to activities in and around certain state and federal waters, including requirements related to discharge of wastewater from our facilities into state and federal waters;
•the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;
•the Endangered Species Act and analogous state laws that impose obligations related to protection of threatened and endangered species; and
•the Resource Conservation and Recovery Act (RCRA) and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

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

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store, air emissions related to our operations, past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs, penalties and other cost associated with any alleged noncompliance, and the cost of any remediation that may become necessary; some of these costs could be material and could adversely affect our business, results of operation, financial position and cash flows. Our insurance may not cover all of these environmental risks, and there are also limits on coverage. Additional information is included under Item 1, Business, under “Regulatory, Environmental and Safety Matters” and in Note O of the Notes to Consolidated Financial Statements in this Annual Report.

Increased litigation and activism challenging oil and gas development as well as changes to and/or more aggressive enforcement of laws, regulations and policies could impact our business. These actions could, among other things, impact our customers’ activities, our existing permits, our ability to obtain permits for new development projects and public perception of our company, which could affect adversely our business, results of operations, financial position or cash flows.

RISK FACTORS RELATED TO FINANCING OUR BUSINESS

Changes in interest rates could affect adversely our business.

We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings. Our results of operations, financial position and cash flows could be affected adversely by significant fluctuations in interest rates.

Any reduction in our credit ratings could affect adversely our business, results of operations, financial position and cash flows.

Our long-term debt has been assigned an investment-grade credit rating of “Baa3” by Moody’s and “BBB” by both S&P and Fitch. Our commercial paper program has been assigned an investment-grade credit rating of Prime-3, A-2 and F2 by Moody’s, S&P and Fitch, respectively. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by these credit rating agencies. If these agencies were to downgrade our long-term debt or our commercial paper rating, particularly below investment grade, our borrowing costs could increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease. Ratings from these agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

Our indebtedness and guarantee obligations could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2022, we had total indebtedness of $13.6 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
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

Our $2.5 Billion Credit Agreement contains provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our $2.5 Billion Credit Agreement contains provisions that, among other things, limit our ability to make material changes to the nature of our business, merge, consolidate or dispose of all or substantially all of our assets, grant liens and security interests on our assets, engage in transactions with affiliates or make restricted payments, including dividends. It also requires us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur, as described in the “Liquidity and Capital Resources” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report. These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash. Future financing agreements we may enter into may contain similar or more restrictive covenants.

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

GENERAL RISK FACTORS

Mergers and acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per-share basis.

Any merger or acquisition involves potential risks that may include, among other things:
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

If we consummate any future mergers or acquisitions, our capitalization and results of operations may change significantly, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our resources to future acquisitions.

Holders of our common stock may receive dividends that vary from anticipated amounts, or no dividends at all.

We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we pay in the form of dividends may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including our working capital needs, our ability to borrow, the restrictions contained in our indentures and credit facility, our debt-service requirements and the cost of acquisitions, if any. A failure either to pay dividends or to pay dividends at expected levels could result in a loss of investor confidence, reputational damage and a decrease in the value of our stock price.

We are exposed to the credit risk of our customers or counterparties, and our credit-risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay us for our services. We assess the creditworthiness of our customers and counterparties and obtain collateral or contractual terms as we deem appropriate. We cannot, however, predict to what extent our business may be impacted by deteriorating market or financial conditions, including possible declines in our customers’ and counterparties’ creditworthiness. Our customers and counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent our customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If our risk-management policies and procedures fail to assess adequately the creditworthiness of existing or future customers and counterparties, any material nonpayment or nonperformance by our customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could affect adversely our business, results of operations, financial position and cash flows.

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

For further discussion of impairments of goodwill, long-lived assets and equity-method investments, see Notes A, E, F, and N, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase.

We have a defined benefit pension plan for certain employees and former employees, which closed to new participants in 2005, and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees hired prior to 2017 who retire with at least five years of full-time service. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs. For further discussion of our defined benefit pension plan and postretirement welfare plans, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

Any sustained declines in equity markets and reductions in bond yields may affect adversely the value of our pension and postretirement benefit plan assets. In these circumstances, additional cash contributions to our pension plans may be required, which could affect adversely our business, financial condition and cash flows.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the trading symbol “OKE.” The corporate name ONEOK is used in stock listings.

At February 21, 2023, there were 13,064 holders of record of our 447,220,972 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans, see Note K of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian Midstream Energy Select Index and a ONEOK Peer Group during the period beginning on December 31, 2017, and ending on December 31, 2022.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2017, and at the End of Every Year Through December 31, 2022.

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
ONEOK, Inc.
S&P 500 Index
ONEOK Peer Group
Alerian Midstream Energy Select Index

	Cumulative Total Return
	Years Ended December 31,
	2018	2019	2020	2021	2022

ONEOK, Inc.	$106.28	$157.06	$88.96	$146.64	$174.36
S&P 500 Index	$95.62	$125.72	$148.85	$191.58	$156.88
ONEOK Peer Group (a)	$88.62	$104.19	$76.75	$102.24	$129.86
Alerian Midstream Energy Select Index (b)	$82.33	$100.72	$77.13	$108.56	$129.35
(a) - The current ONEOK Peer Group is composed of the following companies: DCP Midstream, LP; Energy Transfer LP; EnLink Midstream, LLC; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Magellan Midstream Partners, L.P.; MPLX LP; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Targa Resources Corp.; Western Midstream Partners, LP; and The Williams Companies, Inc.
(b) - The Alerian Midstream Energy Select Index measures the composite performance of approximately 29 North American energy infrastructure companies who are engaged in midstream activities involving energy commodities.

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

Market Conditions - We experienced earnings growth in 2022, compared with 2021, due primarily to increased producer activity across our operations, higher realized commodity prices, net of hedging and higher average fee rates. In 2023, we expect to benefit from higher volumes, our completed Demicks Lake III natural gas processing plant and the expected completion of our MB-5 NGL fractionator, highlighting our extensive and integrated assets that are located in some of the most productive shale basins in the United States.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure.

Net income for the year ended December 31, 2022, includes the unfavorable impact of our $5 million property deductible and approximately $30 million of losses incurred associated with the 45-day waiting period for business interruption coverage. Beginning in August 2022, we developed claims related to the Medford incident and recorded accruals for expected insurance recoveries. The table below sets forth our 2022 insurance accruals associated with the Medford incident:

2022 Insurance Accruals
(Millions of dollars)
Business interruption	$96.1
Noncash property losses	45.6
Medford response expenses	9.0
Total insurance recoveries accrued (a)	$150.7
(a) - We received a $100 million payment in the fourth quarter 2022, leaving a receivable balance at December 31, 2022, of $50.7 million.

Our business interruption insurance includes coverage for (i) incurred costs and losses that are either unavoidable or incurred to mitigate or reduce losses and (ii) lost earnings. Our business interruption insurance accruals in the table above primarily represent third-party fractionation costs and fully offset the actual losses incurred in 2022, subsequent to the 45-day waiting period.

We assessed the property damage to our facility and wrote off assets totaling $45.6 million, which represents the carrying value associated with certain damaged Medford facility property. These noncash property losses are fully offset by insurance recoveries noted in the table above. We expect to continue to operate NGL pipeline assets in Medford along with existing offices for regional operations. In addition, we are preserving certain Medford assets for future potential NGL facilities that could be constructed in Medford to enhance our NGL business as the market evolves. For additional information on the Medford incident, see Note B of the Notes to Consolidated Financial Statements in this Annual Report.

Subsequent Event - On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims.

In the first quarter 2023, we applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $50.7 million, and recorded a gain in operating income for the remaining $779.3 million. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs and losses resulting from the Medford incident for which we will no longer receive business interruption proceeds.

Due to market demand and a more favorable completion schedule, we announced plans to construct a new 125 MBbl/d MB-6 NGL fractionator in Mont Belvieu, Texas, instead of rebuilding our Medford NGL fractionator at this time. The MB-6 fractionator will have the capability to produce purity ethane instead of the ethane/propane mix previously produced at the Medford facility. The 125 MBbl/d capacity of the MB-6 fractionator is expected to be economically equivalent to the capacity lost at Medford. In addition, our 125 MBbl/d MB-5 NGL fractionator remains on schedule to be completed early in the second quarter of 2023, which is expected to reduce the need for third-party fractionation while the new MB-6 fractionator is being constructed. Until these projects are completed, we expect to continue to provide midstream services through existing arrangements with industry peers, along with our integrated NGL pipeline system between the Mid-Continent and Gulf Coast regions and our fractionation and storage assets.

Ethane Production - Price differentials between ethane and natural gas can cause natural gas processors to extract ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. In the second half of 2022, ethane prices decreased relative to natural gas prices, as overall demand decreased, and were further impacted by lower petrochemical plant utilization, both planned and unplanned. This resulted in higher ethane rejection across most basins where we operate, with the largest impact in the Mid-Continent region, compared with the first half of 2022. As utilization increases and demand for feedstock returns, we expect improvement in ethane economics; however, price fluctuations are expected to continue.

Ethane volumes under long-term contracts delivered to our NGL system increased approximately 20 MBbl/d to an average of 450 MBbl/d in 2022, compared with 430 MBbl/d in 2021, due primarily to changes in ethane extraction economics. We estimate that there are more than 225 MBbl/d of discretionary ethane, consisting of more than 125 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that can be recovered and transported on our system.

Growth Projects - We operate an integrated, reliable and diversified network of NGL and natural gas gathering, processing, fractionation, transportation and storage assets connecting supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. Our primary capital-growth projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake III plant	200 MMcf/d processing plant in the core of the Williston Basin	$188	Completed
	Supported by acreage dedications with primarily fee-based contracts
Natural Gas Liquids
MB-5 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$750	Second Quarter 2023
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	First Quarter 2025
Natural Gas Pipelines
Viking compressor stations	Electrification and replacement of certain compressor assets	$95	Third Quarter 2023
(a) - Excludes capitalized interest/AFUDC.

Debt Issuances and Repayments - In November 2022, we completed an underwritten public offering of $750 million, 6.1% senior unsecured notes due 2032. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $742 million. The proceeds were used primarily to repay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes.

In July 2022, we redeemed the remaining $895.8 million of our 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

Subsequent event - We elected to redeem our $425 million, 5.0% senior notes due September 2023, with a redemption effective date in late February 2023. We expect the redemption price to equal 100% of the principal amount of the notes, plus accrued and unpaid interest, which we will pay with cash on hand.

Dividends - During 2022, we paid common stock dividends totaling $3.74 per share, which is consistent with the prior year. In February 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarter in the prior year. Our dividend growth is primarily due to the increase in cash flows resulting from the growth of our operations.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
Financial Results	2022	2021	2020	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$20,975.5	$15,180.3	$7,255.2	5,795.2	7,925.1
Services	1,411.4	1,360.0	1,287.0	51.4	73.0
Total revenues	22,386.9	16,540.3	8,542.2	5,846.6	7,998.1
Cost of sales and fuel (exclusive of items shown separately below)	17,909.9	12,256.7	5,110.1	5,653.2	7,146.6
Operating costs	1,149.7	1,067.0	886.1	82.7	180.9
Depreciation and amortization	626.1	621.7	578.7	4.4	43.0
Impairment charges	—	—	607.2	—	(607.2)
Other operating (income) expense, net	(106.2)	(1.4)	(1.3)	104.8	0.1
Operating income	$2,807.4	$2,596.3	$1,361.4	211.1	1,234.9
Equity in net earnings from investments	$147.7	$122.5	$143.2	25.2	(20.7)
Impairment of equity investments	$—	$—	$(37.7)	—	(37.7)
Interest expense, net of capitalized interest	$(675.9)	$(732.9)	$(712.9)	(57.0)	20.0
Net income	$1,722.2	$1,499.7	$612.8	222.5	886.9
Diluted EPS	$3.84	$3.35	$1.42	0.49	1.93
Adjusted EBITDA	$3,619.7	$3,379.7	$2,723.7	240.0	656.0
Capital expenditures	$1,202.1	$696.9	$2,195.4	505.2	(1,498.5)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items, except where noted.

Operating income for the year ended December 31, 2022, includes $96.1 million of business interruption insurance recoveries, which are included in the other operating (income) expense, net line item above, and an approximately $30 million unfavorable impact from the 45-day business interruption coverage waiting period related to the Medford incident in our Natural Gas Liquids segment.

2022 vs. 2021 - Operating income increased $211.1 million primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $127.7 million due primarily to higher realized commodity prices, net of hedging, and higher average fee rates and $53.8 million from higher volumes in the Rocky Mountain and Mid-Continent regions; and
•Natural Gas Liquids - an increase of $102.8 million in exchange services related primarily to higher average fee rates and higher volumes in the Rocky Mountain region and Permian Basin, offset partially by higher fuel and power costs and third-party fractionation costs; an increase of $46.2 million due to the unfavorable impact of Winter Storm Uri in the first quarter 2021 and $18.2 million in higher optimization and marketing earnings; offset by
•Natural Gas Pipelines - a decrease of $134.7 million due to the favorable impact of Winter Storm Uri in the first quarter 2021, offset partially by increases of $92.1 million due primarily to higher storage and transportation services, higher average earnings on natural gas sales and higher pricing on compression services; and
•Consolidated Operating Costs - an increase of $82.7 million due primarily to higher outside services, materials and supplies expense and property taxes, related primarily to the growth of our operations.

Net income and diluted EPS increased due primarily to the items discussed above, lower interest expense related to increased capitalized interest and lower debt balances and higher equity in net earnings from investments. These increases were offset partially by higher income taxes and losses related to the mark-to-market of investments associated with certain benefit plan investments.

Capital expenditures increased due primarily to our capital-growth projects, including the construction of our Demicks Lake III natural gas processing plant, our MB-5 fractionator and the Viking compression project.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Selected Financial Results and Operating Information for the Year Ended December 31, 2021 vs. 2020 - The consolidated and segment financial results and operating information for the year ended December 31, 2021, compared with the year ended December 31, 2020, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
Financial Results	2022	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,690.2	$2,821.2	$889.4	869.0	1,931.8
Residue natural gas sales	2,674.4	1,483.9	771.5	1,190.5	712.4
Gathering, compression, dehydration and processing fees and other revenue	168.9	156.4	159.2	12.5	(2.8)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,116.6)	(3,226.1)	(844.0)	1,890.5	2,382.1
Operating costs, excluding noncash compensation adjustments	(386.6)	(351.4)	(320.0)	35.2	31.4
Equity in net earnings (loss) from investments	4.9	3.8	(1.1)	1.1	4.9
Other	1.4	1.3	(5.0)	0.1	6.3
Adjusted EBITDA	$1,036.6	$889.1	$650.0	147.5	239.1
Impairment charges	$—	$—	$566.1	—	(566.1)
Capital expenditures	$444.9	$275.2	$446.1	169.7	(170.9)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2022 vs. 2021 - Adjusted EBITDA increased $147.5 million, primarily as a result of the following:
•an increase of $127.7 million due primarily to higher realized commodity prices, net of hedging, and average fee rates; and
•an increase of $53.8 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, offset partially by the impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022; offset by
•an increase of $35.2 million in operating costs due primarily to higher materials and supplies expense due primarily to the growth of our operations and higher outside services.

Capital expenditures increased due primarily to growth projects, including our Demicks Lake III project.

	Years Ended December 31,
Operating Information (a)	2022	2021	2020
Natural gas gathered (BBtu/d)	2,852	2,736	2,553
Natural gas processed (BBtu/d) (b)	2,612	2,515	2,364
Average fee rate ($/MMBtu)	$1.10	$1.04	$0.89
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

2022 vs. 2021 - Our natural gas gathered and natural gas processed volumes increased due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, offset partially by the unfavorable impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022.

Our average fee rate increased due primarily to increased contribution of volumes on higher fee contracts in the Williston Basin and inflation-based escalators in our contracts. Also, for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures, or commodity prices relative to specified contractual thresholds.

Commodity Price Risk - See discussion regarding our commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Natural Gas Liquids

Growth Projects - Our Natural Gas Liquids segment invests in projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with purity NGLs demand from the petrochemical and refining industries and NGL export demand in the Gulf Coast. See “Growth Projects” in the “Recent Developments” section for discussion of our capital-growth projects.

In 2022, we connected one third-party natural gas processing plant in the Permian Basin and one raw feed truck terminal in the Mid-Continent region to our NGL system. In addition, one third-party natural gas processing plant in the Permian Basin connected to our system was expanded.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
Financial Results	2022	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$18,329.3	$13,653.1	$6,409.3	4,676.2	7,243.8
Exchange service and other revenues	557.5	559.2	497.8	(1.7)	61.4
Transportation and storage revenues	180.0	179.6	182.9	0.4	(3.3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(16,546.1)	(11,939.7)	(5,108.6)	4,606.4	6,831.1
Operating costs, excluding noncash compensation adjustments	(548.2)	(499.4)	(396.4)	48.8	103.0
Equity in net earnings from investments	34.6	21.0	39.9	13.6	(18.9)
Other	88.1	(10.2)	(7.7)	98.3	(2.5)
Adjusted EBITDA	$2,095.2	$1,963.6	$1,617.2	131.6	346.4
Impairment charges	$—	$—	$78.8	—	(78.8)
Capital expenditures	$580.8	$306.9	$1,655.8	273.9	(1,348.9)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA for the year ended December 31, 2022, includes $96.1 million of business interruption insurance recoveries, which are included in the other line item above, and an approximately $30 million unfavorable impact from the 45-day business interruption coverage waiting period related to the Medford incident.

2022 vs. 2021 - Adjusted EBITDA increased $131.6 million primarily as a result of the following:
•an increase of $102.8 million in exchange services (excluding the impact of Winter Storm Uri discussed below) due primarily to:
◦$186.3 million in higher average fee rates, primarily as a result of inflation-based and fuel cost escalators in our contracts,
◦$50.1 million in higher volumes primarily in the Rocky Mountain region and Permian Basin, offset partially by lower volumes in the Mid-Continent region, offset by
◦$129.9 million in higher costs, primarily fuel and power costs and third-party fractionation costs. A portion of the third-party fractionation costs relate to the 45-day Medford incident business interruption coverage waiting period, and
◦$12.9 million related to recognition of proceeds previously considered a gain contingency in 2021; and
•an increase of $46.2 million in exchange services due to the unfavorable impact of Winter Storm Uri in the first quarter 2021;
•an increase of $18.2 million in optimization and marketing due primarily to wider location and commodity price differentials, offset partially by nonrecurring activities in the first quarter 2021 during Winter Storm Uri; and
•an increase of $13.6 million in equity in net earnings from investments due primarily to higher volumes delivered to the Overland Pass pipeline; offset by
•an increase of $48.8 million in operating costs due primarily to higher property taxes associated with our completed capital-growth projects and higher outside services.

Capital expenditures increased due primarily to capital-growth projects, including our MB-5 fractionator.

	Years Ended December 31,
Operating Information	2022	2021	2020
Raw feed throughput (MBbl/d) (a)	1,237	1,198	1,084
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$(0.01)	$0.01
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services.

We generally expect ethane volumes to increase or decrease with corresponding increases or decreases in overall NGL production. However, ethane volumes may experience growth or decline greater than corresponding growth or decline in overall NGL production due to ethane economics causing producers to extract or reject ethane.

2022 vs. 2021 - Volumes increased due primarily to increased NGL production in the Rocky Mountain region and Permian Basin, and higher ethane volumes from incentivized ethane recovery in the Rocky Mountain region, offset partially by decreased ethane recovery in the Mid-Continent region due to ethane economics. Volumes also benefited from the unfavorable impact of Winter Storm Uri in the first quarter 2021, offset partially by the impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022.

Natural Gas Pipelines

Growth Projects - Our Natural Gas Pipelines segment invests in projects that provide transportation and storage services to end users. In December 2022, our Saguaro Connector Pipeline L.L.C. subsidiary filed a Presidential Permit application with the FERC to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector Pipeline, which would be owned and operated by ONEOK. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the pipeline is expected by mid-2023.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
Financial Results	2022	2021	2020	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$408.8	$412.9	$401.7	(4.1)	11.2
Storage revenues	130.5	77.6	68.4	52.9	9.2
Residue natural gas sales and other revenues	39.2	116.4	9.9	(77.2)	106.5
Cost of sales and fuel (exclusive of depreciation and operating costs)	(25.4)	(11.2)	(6.8)	14.2	4.4
Operating costs, excluding noncash compensation adjustments	(174.1)	(162.1)	(137.2)	12.0	24.9
Equity in net earnings from investments	108.2	97.8	104.4	10.4	(6.6)
Other	1.2	(3.6)	(3.0)	4.8	(0.6)
Adjusted EBITDA	$488.4	$527.8	$437.4	(39.4)	90.4
Capital expenditures	$123.4	$92.6	$71.9	30.8	20.7
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Measures” section.

2022 vs. 2021 - Adjusted EBITDA decreased $39.4 million primarily as a result of the following:
•a decrease of $134.7 million due to the favorable impact of Winter Storm Uri in the first quarter 2021 on natural gas sales of volumes previously held in inventory, interruptible transportation revenue and park and loan revenue; and
•an increase of $12.0 million in operating expenses due primarily to higher outside services, offset by
•an increase of $51.5 million in storage services due primarily to higher storage rates on renegotiated contracts;

•an increase of $23.1 million in transportation services due primarily to higher interruptible revenue, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above, and higher firm transportation revenue;
•an increase of $17.5 million due primarily to higher average earnings on natural gas sales of volumes previously held in inventory, excluding the impact of Winter Storm Uri in the first quarter 2021 noted above, and higher pricing on compression services; and
•an increase of $10.4 million from higher equity in net earnings from investments due primarily to increased volumes on Northern Border and higher firm transportation rates on Roadrunner.

Capital expenditures increased in 2022 due primarily to capital-growth projects, including the Viking compression project.

	Years Ended December 31,
Operating Information (a)	2022	2021	2020
Natural gas transportation capacity contracted (MDth/d)	7,428	7,395	7,461
Transportation capacity contracted	94%	95%	96%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian’s rates pursuant to Section 5 of the Natural Gas Act. In August 2022, Guardian reached a settlement in principle with the participants in the Section 5 rate case. The FERC approved the settlement in February 2023, which will result in a future reduction of rates. We do not expect the reduced rates to have a material impact on our results of operations.

NON-GAAP FINANCIAL MEASURES

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(Unaudited)	2022	2021	2020
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income	$1,722,221	$1,499,706	$612,809
Add:
Interest expense, net of capitalized interest	675,946	732,924	712,886
Depreciation and amortization	626,132	621,701	578,662
Income taxes	527,424	484,498	189,507
Impairment charges	—	—	644,930
Noncash compensation expense (a)	70,502	42,592	8,540
Equity AFUDC	(2,551)	(1,681)	(23,661)
Adjusted EBITDA (b)	$3,619,674	$3,379,740	$2,723,673
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$1,036,633	$889,127	$650,036
Natural Gas Liquids	2,095,212	1,963,639	1,617,241
Natural Gas Pipelines	488,432	527,810	437,426
Other (b)	(603)	(836)	18,970
Adjusted EBITDA	$3,619,674	$3,379,740	$2,723,673
(a) - Years ended December 31, 2022, 2021 and 2020, includes a loss of $18.8 million, and benefits of $10.4 million and $19.8 million, respectively, related to the mark-to-market of investments associated with certain benefit plan investments.
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

On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs and losses resulting from the Medford incident for which we will no longer receive business interruption proceeds.

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

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note D of the Notes to Consolidated Financial Statements in this Annual Report.

Guarantees and Cash Management - We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. As ONEOK Partners and the Intermediate Partnership are consolidated subsidiaries of ONEOK, separate financial statements for the guarantors are not required, as long as the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

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

We had working capital (defined as current assets less current liabilities) deficits of $503.9 million and $810.2 million as of December 31, 2022, and December 31, 2021, respectively. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt repayments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficits at December 31, 2022 and 2021, were driven primarily by current maturities of long-term debt. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

At December 31, 2022, we had no borrowings under our $2.5 Billion Credit Agreement and $220.2 million of cash and cash equivalents.

In June 2022, we amended and restated our $2.5 Billion Credit Agreement, which matures in June 2027. As of December 31, 2022, we are in compliance with all covenants of our $2.5 Billion Credit Agreement.

For additional information on our $2.5 Billion Credit Agreement, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

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

Debt Issuances - In November 2022, we completed an underwritten public offering of $750 million, 6.1% senior unsecured notes due 2032. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $742 million. The proceeds were used primarily to repay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes.

In June 2022, Guardian entered into a $120 million unsecured term loan agreement. During the second quarter 2022, Guardian drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK.

Debt Repayments - In July 2022, we redeemed the remaining $895.8 million of our 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

Subsequent event - We elected to redeem our $425 million, 5.0% senior notes due September 2023, with a redemption effective date in late February 2023. We expect the redemption price to equal 100% of the principal amount of the notes, plus accrued and unpaid interest, which we will pay with cash on hand.

Material Commitments - We have material cash commitments related to our capital expenditures, senior notes and corresponding interest payments, which we expect to fund through our sources of cash inflows discussed above. Our senior notes and interest payments are discussed in Note G of the Notes to Consolidated Financial Statements in this Annual Report. We also have cash commitments related to transportation, storage and other commercial contracts, as well as our financial and physical derivative obligations, which we expect to fund with cash from operations.

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

The following table sets forth our growth and maintenance capital expenditures, excluding AFUDC, for the periods indicated:

Capital Expenditures	2022	2021	2020
	(Millions of dollars)
Natural Gas Gathering and Processing	$444.9	$275.2	$446.1
Natural Gas Liquids	580.8	306.9	1,655.8
Natural Gas Pipelines	123.4	92.6	71.9
Other	53.0	22.2	21.6
Total capital expenditures	$1,202.1	$696.9	$2,195.4

Capital expenditures increased in 2022, compared with 2021, due primarily to our capital-growth projects, including the construction of our Demicks Lake III natural gas processing plant, our MB-5 fractionator and the Viking compression project. See discussion of our announced capital-growth projects in the “Recent Developments” section.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.3-$1.5 billion in 2023.

Credit Ratings - Our long-term debt credit ratings as of February 21, 2023, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa3	Prime-3	Positive
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2027. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2022, we paid common stock dividends of $3.74 per share, which is consistent with prior year. In February 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarter in the prior year.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In 2022, we paid dividends of $1.1 million for the Series E Preferred Stock. In February 2023, we paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock.

For the year ended December 31, 2022, our cash flows from operations exceeded dividends paid by $1.2 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,906.0	$2,546.3	$1,899.0
Investing activities	(1,139.3)	(665.3)	(2,270.5)
Financing activities	(1,692.9)	(2,259.1)	875.0
Change in cash and cash equivalents	73.8	(378.1)	503.5
Cash and cash equivalents at beginning of period	146.4	524.5	21.0
Cash and cash equivalents at end of period	$220.2	$146.4	$524.5

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

2022 vs. 2021 - Cash flows from operating activities, before changes in operating assets and liabilities, increased $214.5 million due primarily to higher net income resulting from higher realized commodity prices, net of hedging, and higher average fee rates in our Natural Gas Gathering and Processing segment and higher exchange services in our Natural Gas Liquids segment. These increases were offset partially by the impact of Winter Storm Uri in our Natural Gas Pipelines segment in the first quarter 2021, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows $3.4 million for the year ended December 31, 2022, compared with a decrease of $141.8 million for the same period in 2021. The change is due primarily to changes in risk management assets and liabilities, which include the gains associated with the settlements of forward-starting interest rate swaps in 2022 and changes in the fair value of risk-management assets and liabilities; accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in inventory, both of which vary from period to period and with changes in commodity prices; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties and changes in other assets and liabilities.

Investing Cash Flows

2022 vs. 2021 - Cash used in investing activities increased $474.0 million due primarily to capital expenditures related to our capital-growth projects.

Financing Cash Flows

2022 vs. 2021 - Cash used in financing activities decreased $566.2 million due primarily to the issuance of long-term debt in 2022.

Cash Flow Analysis for the Year Ended December 31, 2021 vs. 2020 - The cash flow analysis for the year ended December 31, 2021, compared with the year ended December 31, 2020, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

See Notes A, C and D of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

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

We assess our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.

Our impairment tests require the use of assumptions and estimates, such as industry economic factors and the profitability of future business strategies. To estimate undiscounted future cash flows of long-lived assets, we may apply a probability-weighted approach that incorporates different assumptions and potential outcomes related to the underlying long-lived assets. The evaluation is performed at the lowest level for which separately identifiable cash flows exist. To estimate the fair value of these assets, we use two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis includes the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating margins, operating and maintenance costs and capital expenditures. Under the market approach, our inputs include EBITDA multiples, which are estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes A, E and F of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill, long-lived assets and investments in unconsolidated affiliates.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment - Our property, plant and equipment are depreciated using the straight-line method that incorporates management assumptions regarding useful economic lives and residual values. As we place additional assets in service, our estimates related to depreciation expense have become more significant and changes in estimated useful lives of our assets could have a material effect on our results of operations. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation expense prospectively. Examples of such circumstances include changes in (i) competition, (ii) laws and regulations that limit the estimated economic life of an asset, (iii) technology that render an asset obsolete, (iv) expected salvage values, (v) results of rate cases or rate settlements on regulated assets and (vi) forecasts of the remaining economic life for the resource basins where our assets are located, if any. For the fiscal years presented in this Form 10-K, no changes were made to the determinations of useful lives that would have a material effect on the timing of depreciation expense in future periods.

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

Forward-looking statements and other statements in this Annual Report regarding our environmental, social and other sustainability targets, plans and goals are not an indication that these statements are required to be disclosed in our filings with the SEC, or that we will continue to make similar statements in the same extent or manner in future filings. In addition, historical, current and forward-looking environmental, social and sustainability-related statements may be based on standards and processes for measuring progress that are still developing and that continue to evolve, and assumptions that are subject to change in the future.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Annual Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
•the impact of inflationary pressures, including increased interest rates, which may increase our capital expenditures and operating costs, raise the cost of capital or depress economic growth;
•the impact on drilling and production by factors beyond our control, including the demand for natural gas, NGLs and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;
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
•the effects of weather and other natural phenomena and the effects of climate change (including physical and transformation-related effects) on our operations, demand for our services and commodity prices;
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
•risks of marketing, trading and hedging activities, including the risks of changes in commodity prices or the financial condition of our counterparties;
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
•our ability to acquire all necessary permits, consents or other approvals in a timely manner, to promptly obtain all necessary materials and supplies required for construction, and to construct gathering, processing, fractionation, transportation and storage facilities without labor or contractor problems;
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
•the risk factors listed in the reports we have filed, which are incorporated by reference, and may file with the SEC; and
•the length, severity and reemergence of a pandemic or other health crisis, such as the COVID-19 pandemic and the measures taken to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for natural gas, NGLs and crude oil and significantly disrupt or prevent us and our customers and counterparties from operating in the ordinary course of business for an extended period and increase the cost of operating our business.

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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	December 31, 2022	December 31, 2021
	(Millions of dollars)
Crude oil and NGLs	$34.6	$40.6
Natural gas	18.0	11.5
Total change in estimated fair value of commodity contracts	$52.6	$52.1

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the period indicated:

	Year Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	10.7	$1.23	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$85.48	/ Bbl	67%
Natural gas (BBtu/d) - NYMEX and basis	99.2	$3.50	/ MMBtu	75%

	Year Ending December 31, 2024
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (BBtu/d) - NYMEX and basis	16.2	$7.18	/ MMBtu	11%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2022. Condensate sales are typically based on the price of crude oil. Assuming normal operating conditions, we estimate the following for our forecasted equity volumes:
•a $0.01 per gallon change in the composite price of NGLs, excluding ethane, would change adjusted EBITDA for the years ending December 31, 2023 and 2024, by $2.5 million and $2.6 million, respectively;
•a $1.00 per barrel change in the price of crude oil would change adjusted EBITDA for the years ending December 31, 2023 and 2024, by $0.9 million and $1.0 million, respectively; and
•a $0.10 per MMBtu change in the price of residue natural gas would change adjusted EBITDA for the years ending December 31, 2023 and 2024, by $4.8 million and $5.2 million, respectively.

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

In 2022, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offering of $750 million senior unsecured notes, resulting in a gain of $28.1 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. In December 2022, we terminated the remaining $375 million of our forward-starting interest swaps that had mandatory termination dates of December 31, 2022. We simultaneously entered into forward-starting interest-rate swaps with the same notional amounts at current market rates to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

At December 31, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $0.4 billion and $1.1 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges. At December 31, 2022 and 2021, we had derivative assets of $10.9 million and derivative liabilities of $145.5 million, respectively, related to these interest-rate swaps.

The following table presents the effect of a 10% hypothetical change in interest rates on the estimated fair value of our interest-rate derivative instruments as of the dates indicated:

	December 31, 2022	December 31, 2021
	(Millions of dollars)
Forward-starting interest-rate swaps	$13.0	$19.6

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

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2022 and 2021, approximately 95% and 90%, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of purity NGLs. In 2022 and 2021, approximately 85% and 70%, respectively, of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2022 and 2021, approximately 90% and 85%, respectively, of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Medford Incident

As described in Note B to the consolidated financial statements, on July 9, 2022, a fire occurred at the Company’s 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. The Company has property damage and business interruption coverage against which they developed claims related to the Medford incident and recorded accruals for the expected insurance recoveries. Management records recoveries for incurred costs and lost earnings related to its business interruption coverage for the amount probable of recovery, not to exceed the actual losses incurred, and for lost earnings that have been realized and are no longer considered a gain contingency. Management assessed property damage to the facility and incurred costs and lost earnings related to business interruption, as well as timing of recognition under applicable insurance recovery guidance, and recorded accruals of $150.7 million for the year ended December 31, 2022, which was comprised of property damage of $45.6 million, with a corresponding write off of assets due to property damage of the facility; $9 million related to incurred costs in excess of the deductible that were probable of recovery, with an offset to the operating and maintenance line item; and $96.1 million primarily related to third-party fractionation costs incurred subsequent to the 45-day business interruption waiting period, with an offset to other operating (income) expense. The Company received a $100 million unallocated payment from the insurers in the fourth quarter of 2022, and had recorded an outstanding insurance receivable of $50.7 million as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the accounting for the Medford incident is a critical audit matter are (i) the significant judgment by management when assessing the application of accounting guidance for business interruption and the resulting recognition of incurred costs and lost earnings; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the application of accounting guidance for business interruption and the resulting recognition of incurred costs and lost earnings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the application of accounting guidance for business interruption and recognition of the incurred costs and lost earnings. These procedures also included, among others, (i) reading the related customer contracts to assess lost earnings; (ii) evaluating management’s assessment of the incurred costs and lost earnings, including their assessment of the application of the appropriate accounting guidance for business interruption; (iii) testing the incurred costs, lost earnings, and related recovery, which included testing the appropriate presentation within the financial statements; and (iv) tracing the insurance payments received to the Company’s general ledger.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 28, 2023

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$20,975,462	$15,180,264	$7,255,259
Services	1,411,430	1,360,045	1,286,983
Total revenues (Note Q)	22,386,892	16,540,309	8,542,242
Cost of sales and fuel (exclusive of items shown separately below)	17,909,866	12,256,655	5,110,146
Operations and maintenance	958,246	900,420	761,176
Depreciation and amortization	626,132	621,701	578,662
Impairment charges (Notes E and F)	—	—	607,200
General taxes	191,458	166,668	125,028
Other operating (income) expense, net (Note B)	(106,229)	(1,394)	(1,327)
Operating income	2,807,419	2,596,259	1,361,357
Equity in net earnings from investments (Note N)	147,720	122,520	143,241
Impairment of equity investments (Note N)	—	—	(37,730)
Allowance for equity funds used during construction	2,551	1,682	23,662
Other income (expense), net	(32,099)	(3,333)	24,672
Interest expense (net of capitalized interest of $57,426, $25,150 and $75,436, respectively)	(675,946)	(732,924)	(712,886)
Income before income taxes	2,249,645	1,984,204	802,316
Income taxes (Note M)	(527,424)	(484,498)	(189,507)
Net income	1,722,221	1,499,706	612,809
Less: Preferred stock dividends	1,100	1,100	1,100
Net income available to common shareholders	$1,721,121	$1,498,606	$611,709

Basic EPS (Note J)	$3.85	$3.36	$1.42

Diluted EPS (Note J)	$3.84	$3.35	$1.42
Average shares (thousands)
Basic	447,507	446,403	431,105
Diluted	448,447	447,403	431,782
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Net income	$1,722,221	$1,499,706	$612,809
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(27,914), $60,896 and $49,292, respectively	93,451	(203,868)	(165,023)
Derivative amounts reclassified to net income, net of tax of $(60,019), $(69,134) and $(6,313), respectively	200,933	228,999	21,097
Change in retirement and other postretirement benefit plan obligations, net of tax of $(15,761), $(14,929) and $7,812, respectively	52,764	49,976	(26,154)
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $(4,764), $(1,490) and $2,201, respectively	15,947	4,991	(7,369)
Total other comprehensive income (loss), net of tax	363,095	80,098	(177,449)
Comprehensive income	$2,085,316	$1,579,804	$435,360
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$220,227	$146,391
Accounts receivable, net	1,532,292	1,441,786
Materials and supplies	148,985	153,019
NGLs and natural gas in storage	431,740	427,880
Commodity imbalances	42,983	39,609
Other current assets	171,548	165,689
Total current assets	2,547,775	2,374,374
Property, plant and equipment
Property, plant and equipment	25,015,135	23,820,539
Accumulated depreciation and amortization	5,062,609	4,500,665
Net property, plant and equipment (Note E)	19,952,526	19,319,874
Investments and other assets
Investments in unconsolidated affiliates (Note N)	801,794	797,613
Goodwill and net intangible assets (Note F)	752,867	763,295
Other assets	324,132	366,457
Total investments and other assets	1,878,793	1,927,365
Total assets	$24,379,094	$23,621,613

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2022	2021
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note G)	$925,000	$895,814
Accounts payable	1,359,475	1,332,391
Commodity imbalances	254,139	309,054
Accrued interest	233,053	235,602
Operating lease liability (Note P)	12,289	13,783
Other current liabilities	267,671	397,975
Total current liabilities	3,051,627	3,184,619
Long-term debt, excluding current maturities (Note G)	12,695,834	12,747,636
Deferred credits and other liabilities
Deferred income taxes (Note M)	1,738,525	1,166,690
Operating lease liability (Note P)	68,110	75,636
Other deferred credits	331,113	431,869
Total deferred credits and other liabilities	2,137,748	1,674,195
Commitments and contingencies (Note O)
Equity (Note H)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at December 31, 2022, and at December 31, 2021	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 447,157,771 shares at December 31, 2022; issued 474,916,234 shares and outstanding 446,138,177 shares at December 31, 2021	4,749	4,749
Paid-in capital	7,253,154	7,213,861
Accumulated other comprehensive loss (Note I)	(108,256)	(471,351)
Retained earnings	50,396	—
Treasury stock, at cost: 27,758,463 shares at December 31, 2022, and 28,778,057 shares at December 31, 2021	(706,158)	(732,096)
Total equity	6,493,885	6,015,163
Total liabilities and equity	$24,379,094	$23,621,613
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Operating activities
Net income	$1,722,221	$1,499,706	$612,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	626,132	621,701	578,662
Impairment charges	—	—	644,930
Equity in net earnings from investments	(147,720)	(122,520)	(143,241)
Distributions received from unconsolidated affiliates	146,718	123,010	144,352
Deferred income taxes	463,419	472,057	186,730
Other, net	91,790	94,091	35,327
Changes in assets and liabilities:
Accounts receivable	(87,274)	(610,531)	(1,297)
NGLs and natural gas in storage, net of commodity imbalances	(62,149)	(105,038)	172,316
Accounts payable	(26,106)	622,425	(80,257)
Risk-management assets and liabilities	197,460	(93,713)	(187,458)
Other assets and liabilities, net	(18,536)	45,084	(63,805)
Cash provided by operating activities	2,905,955	2,546,272	1,899,068
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,202,057)	(696,854)	(2,195,381)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	20,267	19,363	31,808
Other, net	42,554	12,199	(106,956)
Cash used in investing activities	(1,139,236)	(665,292)	(2,270,529)
Financing activities
Dividends paid	(1,671,582)	(1,667,431)	(1,605,366)
Borrowing (repayment) of short-term borrowings, net	—	—	(220,000)
Issuance of long-term debt, net of discounts	869,393	—	3,244,777
Repayment of long-term debt	(895,814)	(604,894)	(1,457,222)
Issuance of common stock	32,442	32,791	969,759
Other	(27,322)	(19,551)	(56,949)
Cash provided by (used in) financing activities	(1,692,883)	(2,259,085)	874,999
Change in cash and cash equivalents	73,836	(378,105)	503,538
Cash and cash equivalents at beginning of period	146,391	524,496	20,958
Cash and cash equivalents at end of period	$220,227	$146,391	$524,496
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$581,663	$691,897	$760,984
Cash paid for income taxes, net of refunds	$58,935	$8,864	$342
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2020	20,000	445,016,234	$—	$4,450	$7,403,895
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note H)	—	—	—	—	(550)
Common stock issued	—	29,900,000	—	299	934,473
Common stock dividends - $3.74 per share (Note H)	—	—	—	—	(992,741)
Other, net	—	—	—	—	8,319
December 31, 2020	20,000	474,916,234	—	4,749	7,353,396
Net income	—	—	—	—	—
Other comprehensive income (Note I)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note H)	—	—	—	—	—
Common stock issued	—	—	—	—	6,680
Common stock dividends - $3.74 per share (Note H)	—	—	—	—	(168,145)
Other, net	—	—	—	—	21,930
December 31, 2021	20,000	474,916,234	—	4,749	7,213,861
Net income	—	—	—	—	—
Other comprehensive income (Note I)	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note H)	—	—	—	—	—
Common stock issued	—	—	—	—	12,716
Common stock dividends - $3.74 per share (Note H)	—	—	—	—	—
Other, net	—	—	—	—	26,577
December 31, 2022	20,000	474,916,234	$—	$4,749	$7,253,154

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Thousands of dollars)
January 1, 2020	$(374,000)	$—	$(808,394)	$6,225,951
Net income	—	612,809	—	612,809
Other comprehensive loss	(177,449)	—	—	(177,449)
Preferred stock dividends - $55.00 per share (Note H)	—	(550)	—	(1,100)
Common stock issued	—	—	44,096	978,868
Common stock dividends - $3.74 per share (Note H)	—	(612,259)	—	(1,605,000)
Other, net	—	—	—	8,319
December 31, 2020	(551,449)	—	(764,298)	6,042,398
Net income	—	1,499,706	—	1,499,706
Other comprehensive income (Note I)	80,098	—	—	80,098
Preferred stock dividends - $55.00 per share (Note H)	—	(1,100)	—	(1,100)
Common stock issued	—	—	32,202	38,882
Common stock dividends - $3.74 per share (Note H)	—	(1,498,606)	—	(1,666,751)
Other, net	—	—	—	21,930
December 31, 2021	(471,351)	—	(732,096)	6,015,163
Net income	—	1,722,221	—	1,722,221
Other comprehensive income (Note I)	363,095	—	—	363,095
Preferred stock dividends - $55.00 per share (Note H)	—	(1,100)	—	(1,100)
Common stock issued	—	—	25,938	38,654
Common stock dividends - $3.74 per share (Note H)	—	(1,670,725)	—	(1,670,725)
Other, net	—	—	—	26,577
December 31, 2022	$(108,256)	$50,396	$(706,158)	$6,493,885
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

Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store purity NGLs, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports refined petroleum products, including unleaded gasoline and diesel, from Kansas to Iowa.

Our Natural Gas Pipelines segment, through its wholly owned assets primarily in Oklahoma, Texas and the upper Midwest, provides transportation and storage services to end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials. We have 50% ownership interests in Northern Border and Roadrunner, which provide transportation services to various end users. Our assets are connected to key supply areas and demand centers, including supply areas in Canada and the United States via our intrastate and interstate natural gas pipelines and Northern Border, and export markets in Mexico via Roadrunner which enable us to provide essential natural gas transportation and storage services.

Consolidation - Our Consolidated Financial Statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over the fair value of the underlying net assets is referred to as equity-method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. See Note N for disclosures of our unconsolidated affiliates.

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

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, allowance for credit losses, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month when we record actual volumes.

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

Most of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists. Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

We compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from the implied forward SOFR yield curve. The fair value of our forward-starting interest-rate swaps is determined using financial models that incorporate the implied forward SOFR yield curve for the same period as the future interest-rate swap settlements. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using counterparty-specific bond yields. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ materially from our estimates.

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
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of exchange cleared and over-the-counter derivatives to hedge natural gas basis and NGL price risk and over-the-counter interest-rate derivatives.
•Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety.

See Note C for our fair value measurements disclosures.

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

Performance Obligations and Revenue Sources - Revenue sources are disaggregated in Note R and are derived from commodity sales and services revenues, as described below:

Commodity Sales (all segments) - We contract to deliver residue natural gas, condensate, unfractionated NGLs and/or purity NGLs to customers at a specified delivery point. Our sales agreements may be daily or longer-term contracts for a specified volume. We consider the sale and delivery of each unit of a commodity an individual performance obligation as the customer is expected to control, accept and benefit from each unit individually. We record revenue when the commodity is delivered to the customer as this represents the point in time when control of the product is transferred to the customer. Revenue is recorded based on the contracted selling price, which is generally index-based and settled monthly. Occasionally, we sell unfractionated NGLs to customers at an index-based price less third-party fractionation costs. These costs are included as a reduction to commodity sales revenue. The third-party fractionation costs we incurred associated with the Medford incident (Note B) were primarily under this type of agreement.

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

Transportation and exchange contracts (Natural Gas Liquids segment) - Under this type of contract, we charge fees for providing midstream services, which may include a bundled combination of gathering, transporting and/or fractionation of our customer’s NGLs. Our performance obligation begins with delivery of unfractionated NGLs or purity NGLs to our system. These services represent a series of distinct services that are treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously. For transportation services under a tariff on our NGL transportation pipelines, fees are recorded upon redelivery to our customer at the completion of the transportation services.

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

Interruptible transportation contracts (Natural Gas Pipelines segment) - We agree to transport natural gas on our pipelines between the customer’s specified nominated-receipt and delivery points if capacity is available after satisfying firm transportation service obligations. The transaction price is based on the transportation fees times the volumes transported. We use the output method based on delivery of product to the customer to measure satisfaction of the performance obligation. The total consideration for delivered volumes is recorded in revenue at the time of delivery, when the customer obtains control.

Many of the contract types described above contain additional fees or charges payable by customers for nonperformance (e.g., minimum volume commitments or product specifications), which are considered to be variable consideration. These fees and charges are not recorded until it is probable that a significant reversal of the associated revenue will not occur.

See Note Q for our revenue disclosures.

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

Purchase with fee (Natural Gas Liquids segment) - Under this type of contract, we purchase raw, unfractionated NGLs at an index price and charge fees for providing midstream services, which may include a bundled combination of gathering, transporting and/or fractionation.

Operations and Maintenance - Operations and maintenance primarily includes (i) payroll and benefit costs, (ii) third-party costs for operations, maintenance and integrity management, regulatory compliance and environmental and safety, and (iii) other business-related service costs.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At December 31, 2022, our allowance for credit losses was not material.

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

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver purity NGLs back to the customer and charge them gathering, transportation and fractionation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are generally settled with movements of purity NGLs rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

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

See Notes C and D for disclosures of our fair value measurements and risk-management and hedging activities, respectively.

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

See Note E for our property, plant and equipment disclosures.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2022, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting units with goodwill are less than the carrying value of their net assets.

Goodwill - As part of our goodwill impairment test, we assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it was more likely than not that the fair value of our reporting units with goodwill are less than their carrying amount. If further testing is necessary or a quantitative test is elected, we perform a Step 1 analysis. In a Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

See Notes E, F and N for our disclosures and related impairment charges related to long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates, respectively.

Regulation - Depending on the specific service provided, our natural gas transmission pipelines, NGL pipelines and certain natural gas storage facilities are subject to rate regulation and/or accounting requirements by one or more of the FERC, OCC, KCC and RRC. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations as defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification 980, Regulated Operations. In our Notes to Consolidated Financial Statements, we also state separately certain amounts for regulated operations where they are defined by the SEC. In Notes E and R we have made certain reclassifications to prior year amounts to conform to current year presentation. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amounts we may charge our customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer (i) established by independent, third-party regulators and (ii) set at levels that will recover our costs when considering the demand and competition for our services.

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

See Note L for our retirement and other postretirement employee benefits disclosures.

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

See Note M for our income taxes disclosures.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no significant effect on earnings or cash flows during 2022, 2021 and 2020. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note O for additional discussion of contingencies.

Share-Based Payments - We expense the fair value of share-based payments net of estimated forfeitures. We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

See Note K for our share-based payments disclosures.

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

See Note J for our EPS disclosures.

Segment Reporting - Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as our financial performance as a whole, on a regular basis. Adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash compensation expense, and other noncash items. This calculation may not be comparable with similarly titled measures of other companies.

See Note R for our segments disclosures.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not discussed herein were assessed and determined to be either not applicable or clarifications of ASUs previously issued. There have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us.

B.    MEDFORD INCIDENT

On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure. Subject to the terms and conditions of our insurance policies and any applicable sub-limits, we have property damage and business interruption coverage with a combined per occurrence limit of $2 billion and deductibles of $5 million per occurrence for property damage and a 45-day waiting period per occurrence for business interruption coverage. Beginning in August 2022, we developed claims related to the Medford incident and recorded accruals for the expected insurance recoveries. We assessed incurred costs and lost earnings related to business interruption and property damage to our facility, as well as timing of recognition under applicable insurance recovery guidance, and recorded accruals of $150.7 million in 2022. We received a $100 million unallocated payment from our insurers in the fourth quarter 2022.

We assessed the property damage to our facility and wrote off assets totaling $45.6 million for the year ended December 31, 2022, which represents the value associated with certain damaged Medford facility property. We recorded an insurance receivable that was probable of recovery and fully offsets our noncash property losses, resulting in no impact to our Consolidated Statement of Income. We expect to continue to operate NGL pipeline assets in Medford along with existing offices for regional operations. In addition, we are preserving certain Medford assets for future potential NGL facilities that could be constructed in Medford to enhance our NGL business as the market evolves. Our property insurance policy also includes coverage for expenses incurred in response to the Medford incident. For the year ended December 31, 2022, we recorded accruals of $9 million related to the incurred costs in excess of our $5 million deductible that were probable of recovery, with an offset to the operations and maintenance line item in our Consolidated Statement of Income.

Our business interruption insurance provides coverage including, but not limited to (i) incurred costs and losses that are either unavoidable or incurred to mitigate or reduce losses and (ii) lost earnings. We record recoveries for incurred costs and losses related to our business interruption coverage for the amount probable of recovery, not to exceed the actual losses incurred and for lost earnings that have been realized and are no longer considered a gain contingency. For the year ended December 31, 2022, we recorded accruals of $96.1 million, related primarily to third-party fractionation costs incurred subsequent to the 45-day business interruption waiting period. Accruals for business interruption insurance proceeds are recorded to other operating (income) expense, net in our Consolidated Statement of Income.

Subsequent Event - On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in January and February 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims.

In the first quarter 2023, we applied the $830 million received to our outstanding insurance receivable at December 31, 2022 of $50.7 million, and recorded an operational gain for the remaining $779.3 million.

C.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	December 31, 2022
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$14,897	$152,338	$—	$167,235	$(124,566)	$42,669
Interest-rate contracts	—	10,918	—	10,918	—	10,918
Total derivative assets	$14,897	$163,256	$—	$178,153	$(124,566)	$53,587

Derivative liabilities
Commodity contracts
Financial contracts	$(38,187)	$(86,379)	$—	$(124,566)	$124,566	$—
Total derivative liabilities	$(38,187)	$(86,379)	$—	$(124,566)	$124,566	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2022, we held no cash and posted $8.9 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheets.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended
	December 31,
Derivative Assets (Liabilities)	2022	2021
	(Thousands of dollars)
Net liabilities at beginning of period	$(114,283)	$(31,321)
Total changes in fair value:
Settlements included in net income (a)	99,567	31,003
Transfers out of Level 3 derivatives	(48,743)	(59,911)
New Level 3 derivatives included in other comprehensive income (loss) (b)	56,387	(57,325)
Unrealized change included in other comprehensive income (loss) (b)	7,072	3,271
Net liabilities at end of period	$—	$(114,283)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the years ended December 31, 2022 and 2021, transfers out of Level 3 related to commodity derivatives associated with certain locations for both NGL and natural gas basis swaps were principally due to improved transparency of market prices as a result of the volume and frequency of transactions in these markets. We consider the valuation of these commodity derivatives transacted through a clearing broker and valued with an unadjusted published price from an exchange as a Level 2 valuation.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $12.7 billion and $15.6 billion at December 31, 2022 and 2021, respectively. The book value of our consolidated long-term debt, including current maturities, was $13.6 billion at December 31, 2022 and 2021. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.    RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and purity NGLs; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

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

In our Natural Gas Liquids segment, we are primarily exposed to commodity price risk resulting from the relative values of the various purity NGLs to each other, the value of NGLs in storage and the relative value of NGLs to natural gas. We are also exposed to location price differential risk as a result of the relative value of NGL purchases at one location and sales at another location, primarily related to our optimization and marketing business. As part of our hedging strategy, we utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for compression services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At December 31, 2022 and 2021, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2022, we settled $750 million of our forward-starting interest-rate swaps related to our underwritten public offering of $750 million senior unsecured notes resulting in a gain of $28.1 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. In December 2022, we terminated the remaining $375 million of our forward-starting interest swaps that had mandatory termination dates of December 31, 2022. We simultaneously entered into forward-starting interest rate swaps with the same notional amounts at current market rates to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

At December 31, 2022, and December 31, 2021, we had forward-starting interest-rate swaps with notional amounts totaling $0.4 billion and $1.1 billion, respectively, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		December 31, 2022		December 31, 2021
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)
Financial contracts (b)	Other current assets	$160,390	$(123,121)	$204,161	$(303,740)
	Other assets	6,287	(1,205)	—	—
Interest-rate contracts	Other current assets/liabilities	10,918	—	—	(145,524)
Total derivatives designated as hedging instruments		177,595	(124,326)	204,161	(449,264)
Derivatives not designated as hedging instruments
Commodity contracts (a)
Financial contracts	Other current assets	558	(240)	—	—
Total derivatives not designated as hedging instruments		558	(240)	—	—
Total derivatives		$178,153	$(124,566)	$204,161	$(449,264)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At December 31, 2021, our derivative net liability positions under master-netting arrangements for financial contracts were fully offset by cash collateral of $99.6 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2022	December 31, 2021
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures	(39.3)	(32.3)
-Crude oil and NGLs (MMBbl)	Futures	(8.4)	(10.0)
Basis
-Natural gas (Bcf)	Futures	(39.3)	(30.5)
Interest-rate contracts (Billions of dollars)	Swaps	$0.4	$1.1

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures	(0.1)	—
-Crude oil and NGLs (MMBbl)	Futures	0.1	—
Basis
-Natural gas (Bcf)	Futures	(0.1)	—

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Commodity contracts	$(84,807)	$(322,648)	$(5,699)
Interest-rate contracts	206,172	57,884	(208,616)
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$121,365	$(264,764)	$(214,315)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2022	2021	2020
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(483,625)	$(731,793)	$85,436
	Cost of sales and fuel	256,888	473,612	(19,170)
Interest-rate contracts (a)	Interest expense	(34,215)	(39,952)	(93,676)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(260,952)	$(298,133)	$(27,410)
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

Our financial commodity derivatives are generally settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at December 31, 2022.

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

At December 31, 2022, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, as of the dates indicated:

	Estimated Useful Lives (Years)	December 31, 2022	December 31, 2021
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$4,671,063	$4,371,936
Processing and fractionation and related equipment	3 to 40	5,396,165	5,356,508
Storage and related equipment	3 to 54	926,300	874,522
Transmission pipelines and related equipment	5 to 87	756,805	726,191
General plant and other	2 to 60	716,310	678,410
Construction work in process	—	1,618,561	1,122,615
Regulated
Storage and related equipment	5 to 25	9,659	9,197
Natural gas transmission pipelines and related equipment	5 to 77	2,028,995	1,970,631
NGL transmission pipelines and related equipment	5 to 87	8,575,980	8,445,523
General plant and other	2 to 50	94,641	90,157
Construction work in process	—	220,656	174,849
Property, plant and equipment		25,015,135	23,820,539
Accumulated depreciation and amortization - nonregulated		(3,151,214)	(2,814,045)
Accumulated depreciation and amortization - regulated		(1,911,395)	(1,686,620)
Net property, plant and equipment		$19,952,526	$19,319,874

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Natural Gas Liquids	2.2%	2.2%	2.2%
Natural Gas Pipelines	2.3%	2.2%	2.2%

We incurred costs for construction work in process that had not been paid at December 31, 2022, 2021 and 2020, of $171.1 million, $130.5 million and $151.7 million, respectively. Such amounts are not included in capital expenditures (less AFUDC) on the Consolidated Statements of Cash Flows.

Medford Assets - In connection with the Medford incident, we assessed the property damage to our facility and wrote off assets totaling $45.6 million, which represents the carrying value associated with certain damaged Medford facility property. These noncash property losses are fully offset by insurance recoveries.

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

F.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, as of the dates indicated:

	December 31, 2022	December 31, 2021
	(Thousands of dollars)
Natural Gas Liquids	$371,217	$371,217
Natural Gas Pipelines	156,375	156,375
Total goodwill	$527,592	$527,592

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

Intangible Assets - Our intangible assets relate primarily to contracts acquired through acquisitions in our Natural Gas Liquids segment, which are being amortized over periods of 15 to 40 years. Amortization expense for intangible assets was $10.4 million in 2022, $10.4 million in 2021, and $10.8 million in 2020, and the amortization expense for each of the next five years is estimated to be $10.4 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets as of the dates presented:

	December 31, 2022	December 31, 2021
	(Thousands of dollars)
Gross intangible assets	$381,435	$381,435
Accumulated amortization	(156,160)	(145,732)
Net intangible assets	$225,275	$235,703

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

G.    DEBT

The following table sets forth our consolidated debt for as of the dates indicated:

	December 31, 2022	December 31, 2021
	(Thousands of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$900,000 at 3.375% due October 2022	—	895,814
$425,000 at 5.0% due September 2023	425,000	425,000
$500,000 at 7.5% due September 2023	500,000	500,000
$500,000 at 2.75% due September 2024	500,000	500,000
$500,000 at 4.9% due March 2025	500,000	500,000
$400,000 at 2.2% due September 2025	387,000	387,000
$600,000 at 5.85% due January 2026	600,000	600,000
$500,000 at 4.0% due July 2027	500,000	500,000
$800,000 at 4.55% due July 2028	800,000	800,000
$100,000 at 6.875% due September 2028	100,000	100,000
$700,000 at 4.35% due March 2029	700,000	700,000
$750,000 at 3.4% due September 2029	714,251	714,251
$850,000 at 3.1% due March 2030	780,093	780,093
$600,000 at 6.35% due January 2031	600,000	600,000
$750,000 at 6.1% due November 2032	750,000	—
$400,000 at 6.0% due June 2035	400,000	400,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
$700,000 at 4.95% due July 2047	689,006	689,006
$1,000,000 at 5.2% due July 2048	1,000,000	1,000,000
$750,000 at 4.45% due September 2049	672,530	672,530
$500,000 at 4.5% due March 2050	443,015	443,015
$300,000 at 7.15% due January 2051	300,000	300,000
Guardian
$120,000 term loan, rate of 4.06% as of December 31, 2022, due June 2025	120,000	—
Total debt	13,730,895	13,756,709
Unamortized portion of terminated swaps	9,878	11,596
Unamortized debt issuance costs and discounts	(119,939)	(124,855)
Current maturities of long-term debt	(925,000)	(895,814)
Long-term debt	$12,695,834	$12,747,636
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - In June 2022, we amended and restated our $2.5 Billion Credit Agreement, extending its maturity to June 2027. Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, beginning in June 2022, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1 at December 31, 2022.

The $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the $2.5 Billion Credit Agreement, we may request up to an aggregate $1.0 billion increase in the size of the facility, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. The $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Borrowings, if any, will accrue at Term SOFR plus an applicable margin based on our credit ratings at the time of determination plus an adjustment of 10 basis points. Under our current credit ratings, the applicable margin on any borrowings would be 110 basis points. We are required to pay an annual facility fee equal to the daily amount of aggregate commitments under the $2.5 Billion Credit Agreement times an applicable rate based on our credit rating at the time of determination. Under our current credit ratings, the applicable rate is 15 basis points. We have the option to request two one-year maturity extensions, subject to lender approvals. The $2.5 Billion Credit Agreement also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder. As of December 31, 2022, our ratio of consolidated net indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

At December 31, 2022 and 2021, we had letters of credit issued totaling $7.9 million and $7.7 million, respectively, and no borrowings outstanding under our $2.5 Billion Credit Agreement.

Guardian Term Loan Agreement - In June 2022, Guardian entered into a $120 million unsecured term loan agreement. The Guardian Term Loan Agreement matures in June 2025, and bears interest at Term SOFR plus an applicable margin based on Guardian’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Guardian’s current credit ratings, the applicable margin is 112.5 basis points. The Guardian Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the second quarter 2022, Guardian drew the full $120 million available under the agreement and used the proceeds to repay intercompany debt with ONEOK. As of December 31, 2022, Guardian was in compliance with all covenants under the Guardian Term Loan Agreement.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any non guarantor subsidiaries.

Issuances - In November 2022, we completed an underwritten public offering of $750 million, 6.1% senior unsecured notes due 2032. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $742 million. The proceeds were used primarily to repay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes.

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

Repayments - In July 2022, we redeemed the remaining $895.8 million of our 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In November 2021, we redeemed the remaining $536.1 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In June 2021, we repaid the remaining $11.7 million of Guardian’s senior notes due December 2022 with cash on hand.

In 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55.2 million for an aggregate repurchase price of $54.6 million with cash on hand.

In May 2020, we repaid the remaining $1.25 billion of our $1.5 Billion Term Loan Agreement with cash on hand from our May 2020 public offering of $1.5 billion senior unsecured notes.

In 2020, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $224.4 million for an aggregate repurchase price of $199.6 million with cash on hand. In connection with these open market repurchases, we recognized $22.3 million of net gains on extinguishment of debt, which is included in other income (expense), net in our Consolidated Statement of Income for the year ended December 31, 2020.

Subsequent event - We elected to redeem our $425 million, 5.0% senior notes due September 2023, with a redemption effective date in late February 2023. We expect the redemption price to equal 100% of the principal amount of the notes, plus accrued and unpaid interest, which we will pay with cash on hand.

The aggregate maturities of long-term debt outstanding and interest payments on debt as of December 31, 2022, for the years 2023 through 2027 are shown below:

	Senior Unsecured Obligations	Guardian	Interest Obligations on Debt	Total
	(Millions of dollars)
2023	$925.0	$—	$675.1	$1,600.1
2024	$500.0	$—	$630.4	$1,130.4
2025	$887.0	$120.0	$599.3	$1,606.3
2026	$600.0	$—	$554.5	$1,154.5
2027	$500.0	$—	$544.7	$1,044.7

Compliance with Debt Covenants - As of December 31, 2022, we were in compliance with the covenants contained in our various debt agreements.

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

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid totaled $1.7 billion, $1.7 billion and $1.6 billion for 2022, 2021 and 2020, respectively. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2022	2021	2020
First Quarter	$0.935	$0.935	$0.935
Second Quarter	0.935	0.935	0.935
Third Quarter	0.935	0.935	0.935
Fourth Quarter	0.935	0.935	0.935
Total	$3.74	$3.74	$3.74

Additionally, in February 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), which was paid to shareholders of record as of January 30, 2023.

The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $1.1 million in 2022, 2021 and 2020. We paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock in February 2023.

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Risk- Management Assets/Liabilities (a)	Retirement and Other Postretirement Benefit Plan Obligations (a) (b)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2021	$(377,446)	$(157,635)	$(16,368)	$(551,449)
Other comprehensive income (loss) before reclassifications	(203,868)	31,897	3,088	(168,883)
Amounts reclassified to net income (c)	228,999	18,079	1,903	248,981
Other comprehensive income	25,131	49,976	4,991	80,098
December 31, 2021	(352,315)	(107,659)	(11,377)	(471,351)
Other comprehensive income before reclassifications	93,451	41,140	15,183	149,774
Amounts reclassified to net income (c)	200,933	11,624	764	213,321
Other comprehensive income	294,384	52,764	15,947	363,095
December 31, 2022	$(57,931)	$(54,895)	$4,570	$(108,256)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - See Note D for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at December 31, 2022, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities (a)
(Thousands of dollars)
Commodity derivative instruments expected to be realized within the next 24 months (b)	$32,611
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (c)	(115,616)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt (d)	25,074
Accumulated other comprehensive loss at December 31, 2022	$(57,931)
(a) - All amounts are presented net of tax.
(b) - Based on commodity prices on December 31, 2022, we expect net gains of $28.7 million, net of tax, will be reclassified into earnings during the next 12 months.
(c) - We expect net losses of $18.0 million, net of tax, will be reclassified into earnings during the next 12 months.
(d) - Includes the interest rate swaps terminated in December 2022. See Note D for more details.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

J.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,721,121	447,507	$3.85
Diluted EPS
Effect of dilutive securities	—	940
Net income available for common stock and common stock equivalents	$1,721,121	448,447	$3.84

	Year Ended December 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$1,498,606	446,403	$3.36
Diluted EPS
Effect of dilutive securities	—	1,000
Net income available for common stock and common stock equivalents	$1,498,606	447,403	$3.35

	Year Ended December 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS
Net income available for common stock	$611,709	431,105	$1.42
Diluted EPS
Effect of dilutive securities	—	677
Net income available for common stock and common stock equivalents	$611,709	431,782	$1.42

K.    SHARE-BASED PAYMENTS

Our Equity Incentive Plan (EIP) provides for the granting of stock-based compensation, including restricted stock unit awards and performance unit awards, to eligible employees and the granting of stock awards to non-employee directors. We have reserved 8.5 million shares of common stock for issuance under the EIP and at December 31, 2022, we had 4.6 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan.

Restricted Stock Units - We have granted restricted stock units to key employees that vest at the end of a designated period, typically three years, and entitle the grantee to receive shares of our common stock. Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date and adjusted for estimated forfeitures. Restricted stock unit awards accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

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

Compensation expense for our share-based payment plans was $52.8 million, $54.1 million and $29.4 million during 2022, 2021 and 2020, respectively, before related tax benefits of $13.5 million, $14.4 million and $14.1 million, respectively.

Restricted Stock Unit Activity

As of December 31, 2022, we had $20.7 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2021	779,937	$59.02
Granted	323,048	$60.96
Released to participants	(222,254)	$64.98
Forfeited	(47,997)	$57.07
Nonvested December 31, 2022	832,734	$58.30

	2022	2021	2020
Weighted-average grant date fair value (per share)	$60.96	$46.84	$76.49
Fair value of units granted (thousands of dollars)	$19,693	$19,542	$16,552
Grant date fair value of units vested (thousands of dollars)	$14,442	$12,519	$11,204

Performance Unit Activity

As of December 31, 2022, we had $33.7 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2021	976,585	$72.73
Granted	399,315	$79.05
Released to participants	(267,538)	$76.49
Forfeited	(62,656)	$73.22
Nonvested December 31, 2022	1,045,706	$74.15

	2022	2021	2020
Volatility (a)	61.10%	60.30%	21.70%
Dividend yield	6.15%	8.13%	4.87%
Risk-free interest rate	1.78%	0.21%	1.39%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2022	2021	2020
Weighted-average grant date fair value (per share)	$79.05	$62.03	$88.43
Fair value of units granted (thousands of dollars)	$31,566	$33,632	$25,028
Grant date fair value of units vested (thousands of dollars)	$20,464	$19,962	$17,722

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 68%, 69% and 68% of employees participated in the plan in 2022, 2021 and 2020, respectively. Under the plan, we sold 235,583 shares at a weighted average of $47.21 per share in 2022, 277,012 shares at a weighted average of $38.98 per share in 2021 and 359,977 shares at a weighted average of $27.78 per share in 2020.

Employee Stock Award Program

Under our Employee Stock Award Program, we issue, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one-dollar increment above its previous high closing price. The total number of shares of our common stock available for issuance under this program is 900,000. Shares issued to employees under this program during 2020 totaled 2,871. Compensation expense related to the Employee Stock Award Program was $0.2 million for 2020. No shares were issued to employees under this program in 2022 or 2021. As of the date of this report, the next award will be issued when our common stock closes at or above $78.

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

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$567,011	$583,072	$51,027	$54,515
Service cost	6,808	8,314	307	421
Interest cost	17,788	16,900	1,480	1,454
Plan participants’ contributions	—	—	824	1,092
Actuarial gain	(148,988)	(22,792)	(11,554)	(2,496)
Benefits paid	(19,845)	(18,483)	(4,461)	(3,959)
Benefit obligation, end of period (a)	422,774	567,011	37,623	51,027

Change in plan assets
Fair value of plan assets, beginning of period	413,183	379,092	24,397	20,874
Actual return on plan assets	(71,705)	41,374	(3,957)	5,919
Employer contributions	—	11,200	—	—
Plan participants’ contributions	—	—	824	1,092
Benefits paid	(19,845)	(18,483)	(4,461)	(3,488)
Fair value of plan assets, end of period (b)	321,633	413,183	16,803	24,397
Balance at December 31	$(101,141)	$(153,828)	$(20,820)	$(26,630)

Current liabilities	$(5,036)	$(5,219)	$—	$—
Noncurrent liabilities	(96,105)	(148,609)	(20,820)	(26,630)
Balance at December 31	$(101,141)	$(153,828)	$(20,820)	$(26,630)
(a) - The benefit obligation for Retirement Benefits at December 31, 2022 and 2021, include the supplemental executive retirement plan obligation.
(b) - Fair value of plan assets for Retirement Benefits exclude the assets of our supplemental executive retirement plan, which totaled $91.8 million and $111.2 million at December 31, 2022 and 2021, respectively, and are included in other assets on the Consolidated Balance Sheets. These assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $408.6 million and $541.8 million at December 31, 2022 and 2021, respectively.

The actuarial gains impacting our benefit obligations for our retirement and other postretirement benefit plans are due primarily to changes in the discount rate assumptions discussed in the “Actuarial Assumptions” section below.

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our retirement and other postretirement benefit plans for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$6,808	$8,314	$8,154	$307	$421	$460
Interest cost	17,788	16,900	18,318	1,480	1,454	1,771
Expected return on plan assets	(24,469)	(25,109)	(24,964)	(1,493)	(1,364)	(2,894)
Amortization of prior service cost	114	114	114	—	—	—
Amortization of net loss	13,050	19,673	18,306	1,932	3,692	5
Net periodic benefit cost (income)	$13,291	$19,892	$19,928	$2,226	$4,203	$(658)

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(Thousands of dollars)
Net gain (loss) (a)	$47,577	$34,529	$(31,016)	$5,629	$7,052	$(21,453)
Prior service cost	—	—	—	—	—	—
Amortization of prior service cost	114	114	114	—	—	—
Amortization of net loss	13,050	19,673	18,306	1,932	3,692	5
Deferred income taxes	(13,970)	(12,493)	2,897	(1,739)	(2,471)	4,933
Total recognized in other comprehensive income (loss)	$46,771	$41,823	$(9,699)	$5,822	$8,273	$(16,515)
(a) - Other Postretirement Benefits for the year ended December 31, 2020, includes a $13.2 million tax loss incurred from the exit of an investment in an insurance contract.

The table below sets forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
	(Thousands of dollars)
Prior service cost	$(260)	$(374)	$—	$—
Accumulated loss	(70,833)	(131,460)	(7,255)	(14,815)
Accumulated other comprehensive loss	(71,093)	(131,834)	(7,255)	(14,815)
Deferred income taxes	22,788	36,759	2,113	3,852
Accumulated other comprehensive loss, net of tax	$(48,305)	$(95,075)	$(5,142)	$(10,963)

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
Discount rate	5.75%	3.25%	5.75%	3.00%
Compensation increase rate	3.60%	3.60%	NA	NA

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Discount rate - retirement plans	3.25%	3.00%	3.50%
Discount rate - other postretirement plans	3.00%	2.75%	3.50%
Expected long-term return on plan assets	6.50%	7.00%	7.50%
Compensation increase rate	3.60%	3.60%	3.70%

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2022	2021
Health care cost-trend rate assumed for next year	7.00%	6.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2025

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our other postretirement benefit plans is to target a diversified mix of approximately 30% fixed income and 70% equity securities. The investment allocation for our defined benefit pension plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, real estate and hedge funds. The target allocation for the assets of our retirement plan as of December 31, 2022, is as follows:

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

The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities	$40	$—	$—	$40	$—	$40
Common/collective trusts
Equity securities (a)	—	—	—	—	99,511	99,511
Real estate funds	—	—	—	—	26,196	26,196
Government obligations	—	—	—	—	57,328	57,328
Corporate obligations (b)	—	—	—	—	101,723	101,723
Short-term investments	—	—	—	—	5,576	5,576
Other investments (c)	—	—	—	—	31,259	31,259
Fair value of plan assets	$40	$—	$—	$40	$321,593	$321,633
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
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Other Postretirement Benefits
	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$11,906	$—	$—	$11,906
Money market funds	2	761	—	763
Municipal obligations	4,134	—	—	4,134
Fair value of plan assets	$16,042	$761	$—	$16,803
(a) - This category represents securities of the respective market sector from diverse industries.

	Other Postretirement Benefits
	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$17,953	$—	$—	$17,953
Money market funds	—	480	—	480
Municipal obligations	5,964	—	—	5,964
Fair value of plan assets	$23,917	$480	$—	$24,397
(a) - This category represents securities of the respective market sector from diverse industries.

Contributions - During 2022, we made no contributions to our defined benefit pension and other postretirement benefit plans. Our defined benefit pension plan has a minimum required contribution of approximately $7 million in 2023. We expect that any contributions to our defined benefit pension plan in 2023 will be satisfied entirely through a non-cash offset against our prefunding account balance. We do not expect to make any contributions to our other postretirement benefit plans in 2023.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pension and other postretirement benefit plans for the period ending December 31, 2022, were $19.8 million and $4.5 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2023 through 2032:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2023	$26,771	$3,293
2024	$27,746	$3,230
2025	$28,728	$3,217
2026	$29,618	$3,172
2027	$30,358	$3,092
2028 through 2032	$158,013	$14,927

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2022, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation each payroll period, subject to certain limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plan. We generally make a quarterly profit-sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution equal to a percentage of each profit-sharing participant’s eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $34.7 million, $32.7 million and $27.1 million in 2022, 2021 and 2020, respectively.

Nonqualified Deferred Compensation Plan - The 2020 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide a select group of management and highly compensated employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and receive notional employer contributions that generally are not available due to limitations on employer and employee contributions to qualified defined contribution plans under federal tax laws. We have investments included in other assets on the Consolidated Balance Sheets related to the NQDC Plan, which totaled $22.9 million and $36.1 million at December 31, 2022 and 2021, respectively. These investments are maintained in a rabbi trust. Our contributions to the plan were not material in 2022, 2021 or 2020.

M.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Current tax expense
Federal	$52,012	$2,897	$980
State	11,993	9,544	1,797
Total current tax expense	64,005	12,441	2,777
Deferred tax expense
Federal	422,577	433,469	154,068
State	40,842	38,588	32,662
Total deferred tax expense	463,419	472,057	186,730
Total provision for income taxes	$527,424	$484,498	$189,507

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Income before income taxes	$2,249,645	$1,984,204	$802,316
Federal statutory income tax rate	21.0%	21.0%	21.0%
Provision for federal income taxes	472,425	416,683	168,486
State income taxes, net of federal benefit	54,217	40,092	13,580
Deferred tax rate change, inclusive of valuation allowance	(1,382)	6,350	20,879
Excess tax benefits from share-based compensation	(1,324)	(1,968)	(7,380)
Other, net (a)	3,488	23,341	(6,058)
Income tax provision	$527,424	$484,498	$189,507
(a) The year ended December 31, 2021, includes $19.4 million impact from previously recognized gains on certain benefit plan investments.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2022	December 31, 2021
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$82,194	$95,952
Federal net operating loss	1,104,617	1,337,050
State net operating loss and benefits	196,369	216,181
Derivative instruments	18,759	118,063
Other (a)	30,048	4,863
Total deferred tax assets	1,431,987	1,772,109
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(74,997)	(84,755)
Net deferred tax assets	1,356,990	1,687,354
Deferred tax liabilities
Excess of tax over book depreciation	94,815	84,692
Investment in partnerships (b)	3,000,700	2,769,352
Total deferred tax liabilities	3,095,515	2,854,044
Net deferred tax liabilities	$1,738,525	$1,166,690
(a) The year ended December 31, 2022, includes an indefinite-lived interest limitation carryforward of $24.7 million.
(b) Due primarily to excess of tax over book depreciation.

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The CAMT is effective for tax years beginning after December 31, 2022. We expect the CAMT to have an impact on our cash taxes beginning with the 2024 tax year. When we become subject to the CAMT and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations but provide an offsetting credit against our regular U.S. federal income tax liability for future years. As a result, we expect that any impact is limited to timing differences in future tax years.

As of December 31, 2022, we have federal net operating loss carryforwards of $5.3 billion, the majority of which have an indefinite carryforward period. We expect to generate taxable income and utilize these net operating loss carryforwards in future periods. We also have loss and credit carryovers in multiple states, $2.7 billion of which have an indefinite carryforward period and $1.7 billion of which will expire between 2024 and 2039. We have deferred tax assets related to federal and state net operating loss and credit carryforwards of $1.3 billion and $1.6 billion in 2022 and 2021, respectively. We believe that it is more likely than not that the tax benefits of certain state carryforwards will not be utilized; therefore, we recorded a valuation allowance, which was reduced by $1.4 million in 2022, and increased by $6.4 million and $20.9 million in 2021 and 2020, respectively, through net income.

N.    UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates as of the dates indicated:

	Net Ownership Interest	December 31, 2022	December 31, 2021
		(Thousands of dollars)
Overland Pass	50%	$401,244	$403,011
Northern Border	50%	265,096	283,170
Roadrunner	50%	94,271	70,777
Other	Various	41,183	40,655
Investments in unconsolidated affiliates (a)		$801,794	$797,613
(a) - Equity-method goodwill (Note A) was $16.5 million at December 31, 2022 and 2021.

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(Thousands of dollars)
Northern Border	$71,106	$64,470	$75,409
Roadrunner	37,114	33,293	29,017
Overland Pass	32,519	19,434	38,618
Other	6,981	5,323	197
Equity in net earnings from investments	$147,720	$122,520	$143,241
Impairment of equity investments	$—	$—	$(37,730)

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

We incurred expenses in transactions with unconsolidated affiliates of $82.8 million, $62.8 million and $135.4 million for 2022, 2021 and 2020, respectively, primarily related to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

Northern Border - The Northern Border partnership agreement provides that distributions to Northern Border’s partners are to be made on a pro rata basis according to each partner’s ownership percentage interest. The Northern Border Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distribution policy of Northern Border requires the unanimous approval of the Northern Border Management Committee. Cash distributions are equal to 100% of distributable cash flow as determined from Northern Border’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures. Loans or other advances from Northern Border to its partners or affiliates are prohibited under its credit agreement. In all periods presented, we made no contributions to Northern Border.

Roadrunner - The Roadrunner agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner agreement. Cash distributions are equal to 100% of available cash, as defined in the limited liability company agreement. In 2022, 2021 and 2020, our contributions to Roadrunner were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for all periods presented were not material.

Overland Pass - The Overland Pass agreement provides that distributions to Overland Pass’s members are to be made on a pro rata basis according to each member’s ownership percentage interest. The Overland Pass Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass requires the unanimous approval of the Overland Pass Management Committee. Cash distributions are equal to 100% of available cash as defined in the limited liability company agreement. In all periods presented, our contributions to Overland Pass were not material.

O.    COMMITMENTS AND CONTINGENCIES

Commitments - Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth our firm transportation and storage contract payments for the periods indicated:

Firm Transportation and Storage Contracts
(Millions of dollars)
2023	$72.5
2024	62.9
2025	55.6
2026	42.4
2027	36.9
Thereafter	185.3
Total	$455.6

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

The following table sets forth information about our lease assets and liabilities included in our Consolidated Balance Sheet as of the dates indicated:

Leases	Location in our Consolidated Balance Sheet	December 31, 2022	December 31, 2021
		(Thousands of dollars)
Assets
Operating leases	Other assets	$82,838	$89,558
Finance lease	Property, plant and equipment	31,264	29,962
Finance lease	Accumulated depreciation	(4,769)	(3,590)
Total leased assets		$109,333	$115,930

Liabilities
Current
Operating leases	Operating lease liability	$12,289	$13,783
Finance lease	Other current liabilities	2,954	2,584
Noncurrent
Operating leases	Operating lease liability	68,110	75,636
Finance lease	Other deferred credits	19,299	21,082
Total lease liabilities		$102,652	$113,085

The following table sets forth information about our leases for the periods indicated:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	7.5	7.8
Finance lease	5.5	6.6
Weighted average discount rate (a)
Operating leases	3.54%	3.40%
Finance lease	9.43%	9.60%
(a) - Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of December 31, 2022:

	Finance Lease	Operating Leases
	(Millions of dollars)
2023	$4.9	$14.6
2024	4.9	13.2
2025	5.6	11.8
2026	5.3	12.0
2027	4.5	11.5
2028 and beyond	3.7	29.4
Total lease payments	28.9	92.5
Less: Interest	6.6	12.1
Present value of lease liabilities	$22.3	$80.4

Our lease costs and supplemental cash flow information related to our leases for the periods ended December 31, 2022 and 2021 are not material.

Q.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the years ended December 31, 2022 and 2021, primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2021	$41.4
Revenue recognized included in beginning balance	(23.7)
Net additions	33.8
Balance at December 31, 2021 (a)	51.5
Revenue recognized included in beginning balance	(36.0)
Net additions	36.9
Balance at December 31, 2022 (b)	$52.4
(a) - Contract liabilities of $35.3 million and $16.2 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $23.3 million and $29.1 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2022 and 2021, relate to customer receivables. Revenues sources are disaggregated in Note R.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2022, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2023	$432.7
2024	360.6
2025	265.9
2026	255.0
2027 and beyond	861.9
Total estimated transaction price allocated to unsatisfied performance obligations	$2,176.1

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
•our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes purity NGLs; and
•our Natural Gas Pipelines segment transports and stores natural gas via regulated intrastate and interstate natural gas transmission pipelines and natural gas storage facilities.

Other and eliminations consist of corporate costs, the operating and leasing activities of our headquarters building and related parking facility, the activity of our wholly-owned captive insurance company, which began in 2022, and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

For the year ended December 31, 2022, we had no single customer from which we received 10% or more of our consolidated revenues. For the year ended December 31, 2021, revenues from one customer in our Natural Gas Liquids segment represented approximately 11.6% of our consolidated revenues. For the year ended December 31, 2020, we had no single customer from which we received 10% or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
NGL and condensate sales	$3,690,217	$18,329,318	$—	$22,019,535
Residue natural gas sales	2,674,413	—	38,281	2,712,694
Gathering, processing and exchange services revenue	144,278	546,650	—	690,928
Transportation and storage revenue	—	180,049	539,314	719,363
Other	24,584	10,805	947	36,336
Total revenues (c)	6,533,492	19,066,822	578,542	26,178,856
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,116,588)	(16,546,113)	(25,425)	(21,688,126)
Operating costs	(403,217)	(575,791)	(181,281)	(1,160,289)
Equity in net earnings from investments	4,857	34,643	108,220	147,720
Noncash compensation expense	16,663	27,616	7,182	51,461
Other	1,426	88,035	1,194	90,655
Segment adjusted EBITDA	$1,036,633	$2,095,212	$488,432	$3,620,277

Depreciation and amortization	$(257,311)	$(302,331)	$(62,129)	$(621,771)
Investments in unconsolidated affiliates	$27,973	$414,454	$359,367	$801,794
Total assets	$6,979,816	$14,643,324	$2,253,978	$23,877,118
Capital expenditures	$444,851	$580,837	$123,443	$1,149,131
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.5 billion, of which $2.3 billion related to revenues within the segment, cost of sales and fuel of $686.9 million and operating costs of $333.7 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $438.2 million, cost of sales and fuel of $48.9 million and operating costs of $154.4 million.
(c) Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $3.7 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2022	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$22,019,535	$(3,759,453)	$18,260,082
Residue natural gas sales	2,712,694	(7,741)	2,704,953
Gathering, processing and exchange services revenue	690,928	—	690,928
Transportation and storage revenue	719,363	(8,839)	710,524
Other	36,336	(15,931)	20,405
Total revenues (a)	$26,178,856	$(3,791,964)	$22,386,892

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(21,688,126)	$3,778,260	$(17,909,866)
Operating costs	$(1,160,289)	$10,585	$(1,149,704)
Depreciation and amortization	$(621,771)	$(4,361)	$(626,132)
Equity in net earnings from investments	$147,720	$—	$147,720
Investments in unconsolidated affiliates	$801,794	$—	$801,794
Total assets	$23,877,118	$501,976	$24,379,094
Capital expenditures	$1,149,131	$52,926	$1,202,057
(a) - Noncustomer revenue for the year ended December 31, 2022, totaled $(285.9) million related primarily to losses from derivatives on commodity contracts.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.4 billion, of which $2.2 billion related to revenues within the segment, cost of sales and fuel of $607.5 million and operating costs of $308.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $521.3 million, cost of sales and fuel of $28.5 million and operating costs of $147.5 million.
(c) -Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $2.9 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.0 billion, of which $1.8 billion related to revenues within the segment, cost of sales and fuel of $520.6 million and operating costs of $225.8 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $410.8 million, cost of sales and fuel of $35.4 million and operating costs of $121.9 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price, which is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $865.6 million. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

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

	Years Ended December 31,
	2022	2021	2020
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income	$1,722,221	$1,499,706	$612,809
Add:
Interest expense, net of capitalized interest	675,946	732,924	712,886
Depreciation and amortization	626,132	621,701	578,662
Income taxes	527,424	484,498	189,507
Impairment charges	—	—	644,930
Noncash compensation expense	70,502	42,592	8,540
Other corporate costs and equity AFUDC (a)	(1,948)	(845)	(42,631)
Total segment adjusted EBITDA	$3,620,277	$3,380,576	$2,704,703
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b) (3)	(c)
Equity compensation plans approved by security holders (1)	3,320,600	—	5,111,244
Equity compensation plans not approved by security holders (2)	330,002	$65.70	—
Total	3,650,602	$65.70	5,111,244
(1) - Includes shares granted under our Employee Stock Purchase Plan, Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Long-Term Incentive Plan, our former Equity Compensation Plan and our Equity Incentive Plan. For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 459,886, 130,204 and 4,521,154 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Notes K and L of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - There is no exercise price associated with restrictive stock incentive unit awards and performance unit awards. Compensation deferred into our common stock under our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $65.70, which represents the 2022 year-end closing price of our common stock on the NYSE.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2023 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	56-57

(b)	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020	58

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	59

(d)	Consolidated Balance Sheets as of December 31, 2022 and 2021	60-61

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	63

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	64-65

(g)	Notes to Consolidated Financial Statements	66-101

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

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 24, 2023 (File No. 1-13643)).

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

4.5
Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee, with respect to the 6.875% Debentures due 2028 (incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form 8-K/A filed October 2, 1998 (File No. 1-13643)).

4.6
Third Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.7
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.8
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

4.10
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

4.12
Certificate of Designation, Preferences and Rights of Series E Non-Voting Perpetual Preferred Stock of ONEOK, Inc. filed April 20, 2017 (incorporated by reference from Exhibit No. 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed April 20, 2017 (File No. 1-13643)).

4.13
Third Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed June 17, 2005 (File No. 1-13643)).

4.14
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.15
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

4.17
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

4.19
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 13, 2012 (File No. 1-12202)).

4.20
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-12202)).

4.21
Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.22
First Supplemental Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 4.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.23
Second Supplemental Indenture, dated August 21, 2015, between ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 7.50% Notes due 2023 (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 21, 2015 (File No. 1-13643)).

4.24
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.25
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.26
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.27
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.28
Ninth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.29
Tenth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.75% Senior Notes due 2024 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.30
Eleventh Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.40% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.31
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

4.33
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.100% Senior Notes due 2030 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.34
Fifteenth Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes due 2050 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 20, 2020 (File No. 1-13643)).

4.35
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.850% Senior Notes due 2026 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.36
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.350% Senior Notes due 2031 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.37
Eighteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 7.150% Senior Notes due 2051 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.38
Nineteenth Supplemental Indenture, dated as of November 18, 2022, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee, with respect to the 6.100% Senior Notes due 2032 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed November 18, 2022 (File No. 1-13643)).

4.39
Description of securities (incorporated by reference from Exhibit 4.43 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

10
ONEOK, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 14, 2002 (File No. 1-13643)).

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

10.14	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.15	Form of 2023 Restricted Unit Stock Award Agreement dated February 22, 2023.

10.16	Form of 2023 Performance Unit Award Agreement dated February 22, 2023.

10.17	Form of 2022 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.17 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.18	Form of 2022 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.18 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

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

10.26
Second Amendment to Credit Agreement, dated as of June 26, 2020, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed June 30, 2020 (File No. 1-13643)).

10.27
Form of 2019 Restricted Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.54 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.28
Form of 2019 Performance Unit Award Agreement, dated February 20, 2019 (incorporated by reference to Exhibit 10.55 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019 (File No. 1-13643)).

10.29
Form of 2021 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.33 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

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

10.35
ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan dated July 24, 2019, and effective as of January 1, 2020 (incorporated by reference from Exhibit 10.40 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

10.36
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) between ONEOK, Inc. and Pierce H. Norton II (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 4, 2021 (File No. 1-13643)).

10.37
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.38
Restricted Unit Award Agreement between ONEOK, Inc. and Pamela Amburgy (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.39
Restricted Unit Award Agreement between ONEOK, Inc. and Janet Hogan (incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.40
Restricted Unit Award Agreement between ONEOK, Inc. and Darren Wallis (incorporated by reference to Exhibit 10.4 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.41
Amended and Restated Credit Agreement, dated June 10, 2022, by and among ONEOK, Inc., as borrower, Citibank, N.A., as administrative agent, a swing line lender, a letter of credit issuer and a lender, and the other lenders, swing line lenders and letter of credit issuers parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed June 13, 2022 (File No. 1-13643)).

10.42
Amended and Restated Guaranty Agreement, dated June 10, 2022, by and between ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership, in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K, filed June 13, 2022 (File No. 1-13643)).

10.43
Sworn Statement in Proof of Loss and Full and Final Settlement, Release, and Indemnity Agreement, dated January 9, 2023, among ONEOK, Inc., Bison Prairie Assurance, L.L.C., certain North American, British, and/or Continental European insurers who are parties thereto and certain North American, British, and/or Continental European reinsurers who are parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed January 10, 2023 (File No. 1-13643)).

21	Required information concerning the registrant’s subsidiaries.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Balance Sheets at December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 28, 2023	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February 2023.

/s/ Julie H. Edwards	/s/ Pierce H. Norton II
Julie H. Edwards	Pierce H. Norton II
Board Chair	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Senior Vice President and Chief
Executive Vice President, Investor	Accounting Officer, Finance and
Relations and Corporate Development	Tax

/s/ Brian L. Derksen	/s/ Pattye L. Moore
Brian L. Derksen	Pattye L. Moore
Director	Director

/s/ Mark W. Helderman	/s/ Eduardo A. Rodriguez
Mark W. Helderman	Eduardo A. Rodriguez
Director	Director

/s/ Randall J. Larson	/s/ Gerald B. Smith
Randall J. Larson	Gerald B. Smith
Director	Director

/s/ Steven J. Malcolm
Steven J. Malcolm
Director

/s/ Jim W. Mogg
Jim W. Mogg
Director