Form 10-Q
period 2023-03-31
ONEOK INC /NEW/
filed 2023-05-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023.
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

On April 24, 2023, the Company had 447,443,257 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, as amended and restated
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	United States Commodity Futures Trading Commission
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
Term SOFR	The forward-looking term rate based on SOFR
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$4,156	$5,105
Services	365	340
Total revenues (Note K)	4,521	5,445
Cost of sales and fuel (exclusive of items shown separately below)	3,347	4,366
Operations and maintenance	239	214
Depreciation and amortization	162	154
General taxes	57	50
Other operating (income) expense, net (Note B)	(781)	(1)
Operating income	1,497	662
Equity in net earnings from investments (Note I)	40	36
Other income (expense), net	8	(13)
Interest expense (net of capitalized interest of $18 and $12, respectively)	(166)	(172)
Income before income taxes	1,379	513
Income taxes	(330)	(122)
Net income	1,049	391
Less: Preferred stock dividends	—	—
Net income available to common shareholders	$1,049	$391

Basic EPS (Note H)	$2.34	$0.87

Diluted EPS (Note H)	$2.34	$0.87
Average shares (millions)
Basic	448	447
Diluted	449	448
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Millions of dollars)
Net income	$1,049	$391
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(7) and $21, respectively	23	(72)
Derivative amounts reclassified to net income, net of tax of $3 and $(20), respectively	(12)	66
Change in retirement and other postretirement benefit plan obligations, net of tax of $— and $(1), respectively	—	3
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $1 and $(2), respectively	(2)	7
Total other comprehensive income, net of tax	9	4
Comprehensive income	$1,058	$395
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2023	2022
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$680	$220
Accounts receivable, net	1,153	1,532
Materials and supplies	157	149
NGLs and natural gas in storage	399	432
Commodity imbalances	22	43
Other current assets	158	172
Total current assets	2,569	2,548
Property, plant and equipment
Property, plant and equipment	25,252	25,015
Accumulated depreciation and amortization	5,212	5,063
Net property, plant and equipment	20,040	19,952
Investments and other assets
Investments in unconsolidated affiliates	789	802
Goodwill and net intangible assets	750	753
Other assets	316	324
Total investments and other assets	1,855	1,879
Total assets	$24,464	$24,379

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2023	2022
Liabilities and equity	(Millions of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$500	$925
Accounts payable	1,074	1,359
Commodity imbalances	220	254
Accrued taxes	150	136
Accrued interest	137	233
Operating lease liability	12	12
Other current liabilities	89	132
Total current liabilities	2,182	3,051
Long-term debt, excluding current maturities (Note E)	12,728	12,696
Deferred credits and other liabilities
Deferred income taxes	2,027	1,739
Operating lease liability	66	68
Other deferred credits	329	331
Total deferred credits and other liabilities	2,422	2,138
Commitments and contingencies (Note J)
Equity (Note F)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2023, and December 31, 2022	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 447,441,008 shares at March 31, 2023; issued 474,916,234 shares and outstanding 447,157,771 shares at December 31, 2022	5	5
Paid-in capital	7,253	7,253
Accumulated other comprehensive loss (Note G)	(99)	(108)
Retained earnings	672	50
Treasury stock, at cost: 27,475,226 shares at March 31, 2023, and 27,758,463 shares at December 31, 2022	(699)	(706)
Total equity	7,132	6,494
Total liabilities and equity	$24,464	$24,379
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Millions of dollars)
Operating activities
Net income	$1,049	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	154
Equity in net earnings from investments	(40)	(36)
Distributions received from unconsolidated affiliates	43	36
Deferred income taxes	285	111
Medford settlement gain	(779)	—
Medford settlement proceeds	502	—
Other, net	18	25
Changes in assets and liabilities:
Accounts receivable	329	(244)
NGLs and natural gas in storage, net of commodity imbalances	20	(47)
Accounts payable	(237)	385
Accrued interest	(96)	(99)
Risk-management assets and liabilities	26	(119)
Other assets and liabilities, net	(61)	(94)
Cash provided by operating activities	1,221	463
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(289)	(257)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	8	10
Medford settlement proceeds	328	—
Other, net	—	3
Cash provided by (used in) investing activities	47	(244)
Financing activities
Dividends paid	(427)	(417)
Short-term borrowings, net	—	78
Issuance of long-term debt, net of discounts	50	—
Repayment of long-term debt	(425)	—
Other, net	(6)	(11)
Cash used in financing activities	(808)	(350)
Change in cash and cash equivalents	460	(131)
Cash and cash equivalents at beginning of period	220	146
Cash and cash equivalents at end of period	$680	$15
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income (Note G)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note F)	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share (Note F)	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	$—	$5	$7,253

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2022	20,000	474,916,234	$—	$5	$7,214
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(6)
Common stock dividends - $0.935 per share	—	—	—	—	(26)
Other, net	—	—	—	—	(5)
March 31, 2022	20,000	474,916,234	$—	$5	$7,177

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income (Note G)	9	—	—	9
Preferred stock dividends - $13.75 per share (Note F)	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share (Note F)	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	$(99)	$672	$(699)	$7,132

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2022	$(472)	$—	$(732)	$6,015
Net income	—	391	—	391
Other comprehensive income	4	—	—	4
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued		—	12	6
Common stock dividends - $0.935 per share	—	(391)	—	(417)
Other, net		—	—	(5)
March 31, 2022	$(468)	$—	$(720)	$5,994
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2022 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

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

B.    MEDFORD INCIDENT

On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. Beginning in August 2022, we developed claims related to the Medford incident and recorded accruals for the expected insurance recoveries. We assessed incurred costs and lost earnings related to business interruption and property damage to our facility, as well as timing of recognition under applicable insurance recovery guidance, and recorded accruals of $151 million in 2022 for insurance recoveries that offset our incurred costs and losses.

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

In the first quarter 2023, we applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

C.    FAIR VALUE MEASUREMENTS

Determining Fair Value - For our fair value measurements, we utilize market prices, third-party pricing services, present value methods and standard option valuation models to determine the price we would receive from the sale of an asset or the transfer of a liability in an orderly transaction at the measurement date. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date. Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives based on the lowest level input that is significant to the fair value measurement in its entirety. Our valuation techniques and inputs are consistent with those discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	March 31, 2023
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$46	$105	$—	$151	$(106)	$45
Interest-rate contracts	—	1	—	1	—	1
Total derivative assets	$46	$106	$—	$152	$(106)	$46
Derivative liabilities
Commodity contracts	$(23)	$(66)	$—	$(89)	$89	$—
Total derivative liabilities	$(23)	$(66)	$—	$(89)	$89	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2023, we posted no cash and held cash of $17 million from various counterparties, which offsets our derivative net asset position under master netting arrangements as shown in the table above.

	December 31, 2022
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$15	$152	$—	$167	$(125)	$42
Interest-rate contracts	—	11	—	11	—	11
Total derivative assets	$15	$163	$—	$178	$(125)	$53
Derivative liabilities
Commodity contracts	$(38)	$(87)	$—	$(125)	$125	$—
Total derivative liabilities	$(38)	$(87)	$—	$(125)	$125	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2022, we held no cash and posted $9 million of cash with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2023	2022
	(Millions of dollars)
Net liabilities at beginning of period	$—	$(114)
Total changes in fair value:
Settlements included in net income (a)	—	38
New Level 3 derivatives included in other comprehensive income (b)	—	(1)
Unrealized change included in other comprehensive income (b)	—	(113)
Net liabilities at end of period	$—	$(190)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2022, we transferred out of Level 3 commodity derivatives associated with certain locations for both NGL and natural gas basis swaps, principally due to improved transparency of market prices as a result of the volume and frequency of transactions in these markets. We consider the valuation of these commodity derivatives, which are transacted through a clearing broker and valued with an unadjusted published price from an exchange, as a Level 2 valuation.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $12.6 billion and $12.7 billion at March 31, 2023, and December 31, 2022, respectively. The book value of our consolidated long-term debt, including current maturities, was $13.2 billion and $13.6 billion at March 31, 2023, and December 31, 2022, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate. We may use commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of our forecasted purchases and sales of commodities. Our exposure to commodity price risk is consistent with that discussed in our Annual Report.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2023, and December 31, 2022, we had forward-starting interest-rate swaps with notional amounts totaling $375 million to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		March 31, 2023		December 31, 2022
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)	Other current assets	$151	$(89)	$160	$(123)
	Other assets	—	—	6	(1)
Interest-rate contracts	Other current assets	1	—	11	—
Total derivatives designated as hedging instruments		$152	$(89)	$177	$(124)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets	—	—	1	(1)
Total derivatives not designated as hedging instruments		—	—	1	(1)
Total derivatives		$152	$(89)	$178	$(125)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		March 31, 2023	December 31 2022
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(20.5)	(39.3)
- Crude oil and NGLs (MMBbl)	Futures	(13.0)	(8.4)
Basis
- Natural gas (Bcf)	Futures	(23.2)	(39.3)
Interest-rate contracts (Billions of dollars)	Swaps	$0.4	$0.4

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures	—	(0.1)
- Crude oil and NGLs (MMBbl)	Futures	—	0.1
Basis
- Natural gas (Bcf)	Futures	—	(0.1)

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Millions of dollars)
Commodity contracts	$40	$(174)
Interest-rate contracts	(10)	81
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$30	$(93)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended
		March 31,
		2023	2022
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$23	$(211)
	Cost of sales and fuel	(3)	134
Interest-rate contracts	Interest expense	(5)	(9)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$15	$(86)

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

E.    DEBT

The following table sets forth our consolidated debt as of the dates indicated:

	March 31, 2023	December 31, 2022
	(Millions of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$425 at 5.0% due September 2023	—	425
$500 at 7.5% due September 2023	500	500
$500 at 2.75% due September 2024	500	500
$500 at 4.9% due March 2025	500	500
$400 at 2.2% due September 2025	387	387
$600 at 5.85% due January 2026	600	600
$500 at 4.0% due July 2027	500	500
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$700 at 4.35% due March 2029	700	700
$750 at 3.4% due September 2029	714	714
$850 at 3.1% due March 2030	780	780
$600 at 6.35% due January 2031	600	600
$750 at 6.1% due November 2032	750	750
$400 at 6.00% due June 2035	400	400
$600 at 6.65% due October 2036	600	600
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$400 at 6.2% due September 2043	400	400
$700 at 4.95% due July 2047	689	689
$1,000 at 5.2% due July 2048	1,000	1,000
$750 at 4.45% due September 2049	653	673
$500 at 4.5% due March 2050	443	443
$300 at 7.15% due January 2051	300	300
Guardian
$120 term loan, rate of 6.03% as of March 31, 2023, due June 2025	120	120
Viking
$60 term loan, rate of 6.16% as of March 31, 2023, due March 2026	50	—
Total debt	13,336	13,731
Unamortized portion of terminated swaps	9	10
Unamortized debt issuance costs and discounts	(117)	(120)
Current maturities of long-term debt	(500)	(925)
Long-term debt	$12,728	$12,696
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. At March 31, 2023, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 2.8 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured Term Loan Agreement. The Viking Term Loan Agreement matures in March 2026 and bears interest at Term SOFR plus an applicable margin based on Viking’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Viking’s current credit ratings, the applicable margin is 125 basis points. The Viking Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the first quarter 2023, Viking drew $50 million available under the agreement and the proceeds were used primarily to repay intercompany debt with ONEOK. The remainder was used for general corporate purposes. The remaining $10 million is available to be drawn until June 30, 2023. As of March 31, 2023, Viking is in compliance with all covenants under the Viking Term Loan Agreement.

Debt Repayments - In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Subsequent event - In April, we elected to redeem our $500 million, 7.5% senior notes due September 2023, with an effective redemption date in June 2023. The redemption price will be 100% of the principal amount of the notes, plus accrued and unpaid interest, which we expect to pay with cash on hand.

Debt Guarantees - ONEOK, ONEOK Partners and the Intermediate Partnership have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The Guardian Term Loan Agreement and Viking Term Loan Agreement are not guaranteed by ONEOK, ONEOK Partners or the Intermediate Partnership.

F.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2023 were $0.955 per share. A common stock dividend of $0.955 per share was declared for shareholders of record at the close of business on May 1, 2023, payable May 15, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2023. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 15, 2023.

G.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Millions of dollars)
January 1, 2023	$(58)	$(55)	$5	$(108)
Other comprehensive income (loss) before reclassifications	23	—	(2)	21
Amounts reclassified to net income (b)	(12)	—	—	(12)
Other comprehensive income (loss)	11	—	(2)	9
March 31, 2023	$(47)	$(55)	$3	$(99)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note D for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at March 31, 2023, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Millions of dollars)
Commodity derivative instruments expected to be realized within the next 21 months (a)	$48
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (b)	(95)
Interest-rate swaps with future settlement dates expected to be amortized over the life of long-term debt	—
Accumulated other comprehensive loss at March 31, 2023	$(47)
(a) - Based on commodity prices on March 31, 2023, we expect net gains of $48 million, net of tax, will be reclassified into earnings during the next 12 months. The remaining forecasted gains and losses have offsetting positions and are immaterial.
(b) - We expect net losses of $18 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining amounts in accumulated other comprehensive loss relate primarily to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,049	448	$2.34
Diluted EPS
Effect of dilutive securities	—	1
Net income available for common stock and common stock equivalents	$1,049	449	$2.34

	Three Months Ended March 31, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$391	447	$0.87
Diluted EPS
Effect of dilutive securities	—	1
Net income available for common stock and common stock equivalents	$391	448	$0.87

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Millions of dollars)
Northern Border	$24	$20
Overland Pass	9	5
Roadrunner	7	9
Other	—	2
Equity in net earnings from investments	$40	$36

We incurred expenses in transactions with unconsolidated affiliates of $28 million and $15 million for the three months ended March 31, 2023 and 2022, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

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

K.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. Our contract liabilities at the beginning and end of the period primarily represent deferred revenue on storage contracts and deferred revenue on contributions in aid of construction received from customers, which are not material.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2023, and December 31, 2022, relate to customer receivables. Revenue sources are disaggregated in Note L.

Transaction Price Allocated to Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2023, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2023	$328
2024	376
2025	284
2026	271
2027 and beyond	874
Total estimated transaction price allocated to unsatisfied performance obligations	$2,133

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
•    our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes purity NGLs; and
•    our Natural Gas Pipelines segment transports and stores natural gas.

Other and eliminations consist of corporate costs, the operating and leasing activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$644	$3,551	$—	$4,195
Residue natural gas sales	568	—	25	593
Gathering, processing and exchange services revenue	38	131	—	169
Transportation and storage revenue	—	50	145	195
Other	8	3	1	12
Total revenues (c)	1,258	3,735	171	5,164

Cost of sales and fuel (exclusive of depreciation and operating costs)	(875)	(3,095)	(14)	(3,984)
Operating costs	(105)	(152)	(45)	(302)
Equity in net earnings from investments	—	9	31	40
Noncash compensation expense	4	6	2	12
Other	1	778	—	779
Segment adjusted EBITDA	$283	$1,281	$145	$1,709

Depreciation and amortization	$(67)	$(78)	$(17)	$(162)
Investments in unconsolidated affiliates	$26	$413	$349	$788
Total assets	$6,899	$14,437	$2,239	$23,575
Capital expenditures	$98	$137	$46	$281
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $638 million, of which $577 million related to revenues within the segment, cost of sales and fuel of $184 million and operating costs of $87 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $116 million, cost of sales and fuel of $15 million and operating costs of $38 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $631 million. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,195	$(634)	$3,561
Residue natural gas sales	593	—	593
Gathering, processing and exchange services revenue	169	—	169
Transportation and storage revenue	195	(2)	193
Other	12	(7)	5
Total revenues (a)	$5,164	$(643)	$4,521

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,984)	$637	$(3,347)
Operating costs	$(302)	$6	$(296)
Depreciation and amortization	$(162)	$—	$(162)
Equity in net earnings from investments	$40	$—	$40
Investments in unconsolidated affiliates	$788	$1	$789
Total assets	$23,575	$889	$24,464
Capital expenditures	$281	$8	$289
(a) - Noncustomer revenue for the three months ended March 31, 2023, totaled $40 million related primarily to gains from derivatives on commodity contracts.

Three Months Ended March 31, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,004	$4,549	$—	$5,553
Residue natural gas sales	551	—	26	577
Gathering, processing and exchange services revenue	31	136	—	167
Transportation and storage revenue	—	47	123	170
Other	6	2	—	8
Total revenues (c)	1,592	4,734	149	6,475

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,289)	(4,089)	(17)	(5,395)
Operating costs	(94)	(129)	(41)	(264)
Equity in net earnings from investments	2	5	29	36
Noncash compensation expense and other	4	7	4	15
Segment adjusted EBITDA	$215	$528	$124	$867

Depreciation and amortization	$(63)	$(75)	$(15)	$(153)
Investments in unconsolidated affiliates	$27	$415	$355	$797
Total assets	$6,914	$15,102	$2,154	$24,170
Capital expenditures	$93	$126	$23	$242
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $604 million, of which $547 million related to revenues within the segment, cost of sales and fuel of $146 million and operating costs of $75 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $126 million, cost of sales and fuel of $21 million and operating costs of $35 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $1.0 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended March 31, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$5,553	$(1,028)	$4,525
Residue natural gas sales	577	—	577
Gathering, processing and exchange services revenue	167	—	167
Transportation and storage revenue	170	(2)	168
Other	8	—	8
Total revenues (a)	$6,475	$(1,030)	$5,445

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,395)	$1,029	$(4,366)
Operating costs	$(264)	$—	$(264)
Depreciation and amortization	$(153)	$(1)	$(154)
Equity in net earnings from investments	$36	$—	$36
Investments in unconsolidated affiliates	$797	$—	$797
Total assets	$24,170	$(177)	$23,993
Capital expenditures	$242	$15	$257
(a) - Noncustomer revenue for the three months ended March 31, 2022, totaled $(175) million related primarily to losses from derivatives on commodity contracts.

	Three Months Ended
	March 31,
	2023	2022
	(Millions of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$1,049	$391
Add:
Interest expense, net of capitalized interest	166	172
Depreciation and amortization	162	154
Income taxes	330	122
Noncash compensation expense and other	10	25
Other corporate costs	(8)	3
Total segment adjusted EBITDA (a)	$1,709	$867
(a) - The three months ended March, 31 2023 includes $733 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs.

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

Market Conditions and Business Update - We experienced increased volumes in the first quarter 2023, compared with the first quarter 2022, due primarily to increased producer activity across our operations. In the remainder of 2023, we expect to benefit from the completion of our Demicks Lake III natural gas processing plant and our MB-5 fractionator, highlighting our extensive and integrated assets that are located in, and connected to, some of the most productive shale basins in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2023. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts, and we have hedged approximately 70% of our forecasted equity volumes for the remainder of 2023. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand, changes in gas-to-oil ratios and normal volumetric well declines. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Medford Incident - On July 9, 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023, resulting in a one-time settlement gain of $779 million. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims.

In the first quarter 2023, the Medford incident resulted in an increase in operating income and adjusted EBITDA of $733 million, compared with the same quarter in the prior year, due to the settlement gain of $779 million, which was offset partially by $46 million of third-party fractionation costs. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs resulting from the Medford incident for which we will no longer receive business interruption proceeds.

Due to market demand and a more favorable completion schedule, we announced plans to construct a new 125 MBbl/d MB-6 NGL fractionator in Mont Belvieu, Texas, instead of rebuilding our Medford NGL fractionator at this time. The MB-6 fractionator will produce purity ethane instead of the ethane/propane mix previously produced at the Medford facility. The 125 MBbl/d capacity of the MB-6 fractionator is expected to be economically comparable to the capacity lost at Medford. In addition, our 125 MBbl/d MB-5 NGL fractionator was completed early in the second quarter of 2023, which will reduce the need for third-party fractionation while the new MB-6 fractionator is being constructed.

Sustainability and Social Responsibility - In 2023, we qualified for inclusion in the S&P Global Sustainability Yearbook for the third consecutive year, ranking in the top 10% of the Oil and Gas Storage and Transportation industry and being recognized as an Industry Mover. We continue to look for ways to reduce our environmental impact and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our midstream assets and expertise.

Natural Gas - In our Natural Gas Gathering and Processing segment, processed volumes increased in the first quarter 2023, compared with the first quarter 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions. In the remainder of 2023, we expect to benefit from our 200 MMcf/d Demicks Lake III natural gas processing plant, which was completed in the first quarter 2023, and is supported by acreage dedications with primarily fee-based contracts.

In our Natural Gas Pipelines segment, continued demand from local distribution companies, electric-generation facilities and large industrial companies supported low-cost expansion projects that position us well to provide additional services to our customers. We are currently expanding the injection capabilities of our Oklahoma natural gas storage facilities which will allow us to utilize and subscribe an additional 4 Bcf of our existing storage capacity, with expected completion in the second quarter 2023. We have subscribed 100% of the incremental 4 Bcf of storage capacity through 2027 and 90% through 2029. In addition, we have begun the electrification of certain compression assets on Viking to improve the reliability of our operations while lowering our Scope 1 emissions from this equipment. Viking will seek to recover its investment in the project through a proposed change in rates expected to be filed in third quarter 2023.

NGLs - In our Natural Gas Liquids segment, we benefited from increased volumes in the first quarter 2023, compared with the first quarter 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region, offset partially by lower ethane volumes in the Mid-Continent and Rocky Mountain regions due to ethane economics as described below. In the remainder of 2023, we expect to benefit from our 125 MBbl/d MB-5 fractionator, which was completed early in the second quarter 2023.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system decreased approximately 30 MBbl/d to an average of 430 MBbl/d in the first quarter 2023, compared with an average of 460 MBbl/d in the first quarter 2022, due primarily to changes in ethane extraction economics. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that could be recovered and transported on our system.

Capital Projects - We operate an integrated, reliable and diversified network of NGL and natural gas gathering, processing, fractionation, transportation and storage assets connecting supply in the Rocky Mountain, Mid-Continent and Permian regions with key market centers. Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake III plant	200 MMcf/d processing plant in the core of the Williston Basin	$188	Completed
Natural Gas Liquids
MB-5 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$750	Completed
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	First Quarter 2025
Natural Gas Pipelines
Viking compression	Upgrade reliability of certain compressor assets	$95	Third Quarter 2023
(a) - Excludes capitalized interest/AFUDC.

Debt Repayments - In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Subsequent event - In April, we elected to redeem our $500 million, 7.5% senior notes due September 2023, with an effective redemption date in June 2023. The redemption price will be 100% of the principal amount of the notes, plus accrued and unpaid interest, which we expect to pay with cash on hand.

Dividends - In February 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarter in the prior year. Our dividend growth is primarily due to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis) in April 2023. The quarterly common stock dividend will be paid May 15, 2023, to shareholders of record at the close of business on May 1, 2023.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2023 vs. 2022
Financial Results	2023	2022	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$4,156	$5,105	(949)
Services	365	340	25
Total revenues	4,521	5,445	(924)
Cost of sales and fuel (exclusive of items shown separately below)	3,347	4,366	(1,019)
Operating costs	296	264	32
Depreciation and amortization	162	154	8
Other operating (income) expense, net	(781)	(1)	780
Operating income	$1,497	$662	835
Equity in net earnings from investments	$40	$36	4
Interest expense, net of capitalized interest	$(166)	$(172)	(6)
Net income	$1,049	$391	658
Diluted EPS	$2.34	$0.87	1.47
Adjusted EBITDA	$1,717	$864	853
Capital expenditures	$289	$257	32
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $835 million for the three months ended March 31, 2023, compared with the same period in 2022, primarily as a result of the following:
•Natural Gas Liquids - an increase of $733 million related to the Medford incident, due to the settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs, and an increase of $29 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin;
•Natural Gas Gathering and Processing - an increase of $49 million due primarily to higher average fee rates and net realized prices, net of hedging and $31 million from higher volumes in the Mid-Continent and Rocky Mountain regions; and
•Natural Gas Pipelines - an increase of $17 million in storage services due primarily to higher storage rates and $5 million in transportation services; offset by
•Consolidated Operating Costs - an increase of $32 million due primarily to higher employee-related costs, outside services and property taxes related primarily to the growth of our operations.

Net income and diluted EPS increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to the items discussed above, benefits related to the mark-to-market of investments associated with certain benefit plan investments, increased interest income due to both higher cash balances and higher interest rates and lower interest expense related to increased capitalized interest and lower debt balances.

Capital expenditures increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to our growth projects, including the construction of our MB-5 fractionator and Viking compression project.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2023 and began hedging into 2024. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate long-term volumetric risk.

Capital Projects - Our Natural Gas Gathering and Processing segment has invested in growth projects in NGL-rich areas in the Williston Basin. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2023 vs. 2022
Financial Results	2023	2022	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$644	$1,004	(360)
Residue natural gas sales	568	551	17
Gathering, compression, dehydration and processing fees and other revenue	46	37	9
Cost of sales and fuel (exclusive of depreciation and operating costs)	(875)	(1,289)	(414)
Operating costs, excluding noncash compensation adjustments	(101)	(89)	12
Equity in net earnings from investments	—	2	(2)
Other	1	(1)	2
Adjusted EBITDA	$283	$215	68
Capital expenditures	$98	$93	5
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $68 million for the three months ended March 31, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $49 million due primarily to higher average fee rates and realized natural gas and condensate prices, net of hedging, offset partially by lower realized NGL prices, net of hedging; and
•an increase of $31 million from higher volumes due primarily to increased producer activity in the Mid-Continent and Rocky Mountain regions; offset by
•an increase of $12 million in operating costs due primarily to higher employee-related costs and higher materials and supplies expense due primarily to the growth of our operations.

	Three Months Ended
	March 31,
Operating Information (a)	2023	2022
Natural gas processed (BBtu/d) (b)	2,794	2,517
Average fee rate ($/MMBtu)	$1.13	$1.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions.

Our average fee rate increased due primarily to inflation-based escalators in our contracts, and for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures or commodity prices relative to specified contractual thresholds.

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

Capital Projects - Our Natural Gas Liquids segment invests ingrowth projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with demand for purity NGLs from the petrochemical and refining industries and NGL exports in the Gulf Coast. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

In the first quarter 2023, we connected one third-party natural gas processing plant in the Permian Basin and one affiliate natural gas processing plant in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2023 vs. 2022
Financial Results	2023	2022	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,551	$4,549	(998)
Exchange service and other revenues	134	138	(4)
Transportation and storage revenues	50	47	3
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,095)	(4,089)	(994)
Operating costs, excluding noncash compensation adjustments	(146)	(120)	26
Equity in net earnings from investments	9	5	4
Other	778	(2)	780
Adjusted EBITDA	$1,281	$528	753
Capital expenditures	$137	$126	11
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $753 million for the three months ended March 31, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $733 million related to the Medford incident, due to the settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs;
•an increase of $29 million in exchange services due primarily to:
◦an increase of $36 million from higher volumes primarily in the Rocky Mountain region and Permian Basin, and
◦an increase of $12 million from higher average fee rates, offset partially by
◦a decrease of $20 million related to narrower commodity price differentials and lower related volumes; and
•an increase of $8 million in optimization and marketing due primarily to higher earnings on sales of purity NGLs held in inventory; offset by
•an increase of $26 million in operating costs due primarily to higher outside service costs, higher employee-related costs and higher property taxes related primarily to the growth of our operations.

Capital expenditures increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to growth projects, including our MB-5 fractionator.

	Three Months Ended
	March 31,
Operating Information	2023	2022
Raw feed throughput (MBbl/d) (a)	1,256	1,212
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services.

We generally expect ethane volumes to increase or decrease with corresponding increases or decreases in overall NGL production. However, ethane volumes may experience growth or decline greater than corresponding growth or decline in overall NGL production due to ethane economics causing producers to recover or reject ethane.

Volumes increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region, offset partially by lower ethane volumes in the Mid-Continent and Rocky Mountain regions.

Natural Gas Pipelines

Overview - In our Natural Gas Pipelines segment, our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enable us to provide essential natural gas transportation and storage services. Continued demand from local distribution companies, electric-generation facilities and large industrial companies supported low-cost expansions that position us well to provide additional services to our customers when needed.

Capital Projects - Our Natural Gas Pipelines segment invests in growth projects that provide transportation and storage services to end users. In December 2022, our Saguaro Connector Pipeline L.L.C. subsidiary filed a Presidential Permit application with the FERC to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector Pipeline, which would be owned and operated by ONEOK. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the pipeline is expected by mid-2023.

See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2023 vs. 2022
Financial Results	2023	2022	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$107	$102	5
Storage revenues	38	21	17
Residue natural gas sales and other revenues	26	26	—
Cost of sales and fuel (exclusive of depreciation and operating costs)	(14)	(17)	(3)
Operating costs, excluding noncash compensation adjustments	(43)	(39)	4
Equity in net earnings from investments	31	29	2
Other	—	2	(2)
Adjusted EBITDA	$145	$124	21
Capital expenditures	$46	$23	23
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $21 million for the three months ended March 31, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $17 million in storage services due primarily to higher storage rates on renegotiated contracts; and
•an increase of $5 million in transportation services due primarily to higher firm and interruptible volumes; offset by
•an increase of $4 million in operating costs due primarily to higher employee-related costs.

Capital expenditures increased for the three months ended March 31, 2023, compared with the same period in 2022, due primarily to growth projects, including the Viking compression project.

	Three Months Ended
	March 31,
Operating Information (a)	2023	2022
Natural gas transportation capacity contracted (MDth/d)	7,693	7,527
Transportation capacity contracted	96%	96%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian’s rates pursuant to Section 5 of the Natural Gas Act. In August 2022, Guardian reached a settlement in principle with the participants in the Section 5 rate case. The FERC approved the settlement in February 2023, which resulted in a reduction of rates starting in April 2023. We do not expect the reduced rates to have a material impact on our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2023	2022
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$1,049	$391
Add:
Interest expense, net of capitalized interest	166	172
Depreciation and amortization	162	154
Income taxes	330	122
Noncash compensation expense and other	10	25
Adjusted EBITDA (a)	$1,717	$864
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$283	$215
Natural Gas Liquids (a)	1,281	528
Natural Gas Pipelines	145	124
Other	8	(3)
Adjusted EBITDA (a)	$1,717	$864
(a) - The three months ended March, 31 2023 includes $733 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs.

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

On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs resulting from the Medford incident for which we will no longer receive business interruption proceeds.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, quarterly cash dividends, capital expenditures, maturities of long-term debt and contributions to unconsolidated affiliates. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2027, and access to $1 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest-rate swaps, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At March 31, 2023, we had $680 million of cash and cash equivalents. Our cash balance is composed primarily of highly liquid government and treasury money market funds and deposits fully insured by the Federal Deposit Insurance Corporation.

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

Guarantees - We and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. As allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners indebtedness, please see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of March 31, 2023, we had no borrowings under our $2.5 Billion Credit Agreement and we are in compliance with all covenants.

As of March 31, 2023, we had a working capital surplus of $387 million (defined as current assets less current liabilities). Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances, our working capital surplus at March 31, 2023, was driven primarily by insurance proceeds received from the Medford settlement. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect a working capital deficit of this nature to have an adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured Term Loan Agreement, and drew $50 million available under the agreement. Viking used the proceeds primarily to repay intercompany debt with ONEOK.

Debt Repayments - In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Subsequent event - In April, we elected to redeem our $500 million, 7.5% senior notes due September 2023, with an effective redemption date in June 2023. The redemption price will be 100% of the principal amount of the notes, plus accrued and unpaid interest, which we expect to pay with cash on hand.

For additional information on our long-term debt, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Capital expenditures, excluding AFUDC, were $289 million and $257 million for the three months ended March 31, 2023 and 2022, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.3-$1.5 billion in 2023.

Credit Ratings - Our long-term debt credit ratings as of April 24, 2023, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. In April 2023, Moody’s upgraded our long-term rating to Baa2 from Baa3, our short-term rating to Prime-2 from Prime-3 and changed the outlook to stable from positive. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2027. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2023, we paid a common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarter in the prior year. A common stock dividend of $0.955 per share was declared for the shareholders of record at the close of business on May 1, 2023, payable May 15, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2023. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 15, 2023.

For the three months ended March 31, 2023, our cash flows from operations exceeded dividends paid by $794 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items can include depreciation and amortization, deferred income taxes, impairment charges, allowance for equity funds used during construction, gain or loss on sale of assets, net undistributed earnings from equity-method investments, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2023 vs. 2022
	March 31,		Favorable (Unfavorable)
	2023	2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,221	$463	$758
Investing activities	47	(244)	291
Financing activities	(808)	(350)	(458)
Change in cash and cash equivalents	460	(131)	591
Cash and cash equivalents at beginning of period	220	146	74
Cash and cash equivalents at end of period	$680	$15	$665

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2023, increased $559 million compared with the same period in 2022, due primarily to insurance proceeds received from the Medford settlement, and higher net income resulting from higher exchange services in our Natural Gas Liquids segment, higher average fees rates and net realized prices, net of hedging, in our Natural Gas Gathering and Processing segment and higher storage services in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $19 million for the three months ended March 31, 2023, compared with a decrease of $218 million for the same period in 2022. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from customers and NGLs and natural gas in inventory, both of which vary from period to period and with changes in commodity prices, and changes in risk management assets and liabilities; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash from investing activities for the three months ended March 31, 2023, increased $291 million, compared with the same period in 2022, due primarily to insurance proceeds received from the Medford settlement.

Financing Cash Flows - Cash used in financing activities for the three months ended March 31, 2023, increased $458 million, compared with the same period in 2022, due primarily to the repayment of long-term debt.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and projected levels of dividends), liquidity, management’s plans and objectives for our future capital projects and other future operations (including plans to construct additional natural gas and NGL pipelines, processing and fractionation facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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
•the risk of increased costs for insurance premiums, or less favorable coverage;
•increased costs as a consequence of terrorist attacks, including security related measures;
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
•the risks inherent in the use of information systems in our respective businesses and those of our counterparties and service providers, including cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 (Coronavirus disease 2019, including variants thereof) pandemic; implementation of new software and hardware; and the impact on the timeliness of information for financial reporting;
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2022, in Part II, Item 7A in our Annual Report. Our commodity hedge tables are presented below.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	11.0	$1.22	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$86.02	/ Bbl	67%
Natural gas (BBtu/d) - NYMEX and basis	100.1	$3.06	/ MMBtu	75%

	Year Ending December 31, 2024
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.0	$0.87	/ gallon	6%
Condensate (MBbl/d) - WTI-NYMEX	0.2	$75.44	/ Bbl	8%
Natural gas (BBtu/d) - NYMEX and basis	18.6	$6.79	/ MMBtu	13%

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed, February 24, 2023 (File No. 1-13643)).

10.1	Form of 2023 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.15 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.2	Form of 2023 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.16 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.3
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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Balance Sheets at March 31, 2023, and December 31, 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 3, 2023	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)