Form 10-Q
period 2023-06-30
ONEOK INC /NEW/
filed 2023-08-08
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023.
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

On July 31, 2023, the Company had 447,674,825 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	United States Commodity Futures Trading Commission
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
GHG	Greenhouse gas
Homeland Security	United States Department of Homeland Security
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
Magellan	Magellan Midstream Partners, L.P.
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
Merger Transaction	The transaction contemplated by the Merger Agreement pursuant to which ONEOK will acquire all of Magellan’s outstanding common units in a cash-and-stock transaction
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission

Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
SOFR	Secured Overnight Financing Rate
Term SOFR	The forward-looking term rate based on SOFR
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,371	$5,651	$7,527	$10,756
Services	361	345	726	685
Total revenues (Note L)	3,732	5,996	8,253	11,441
Cost of sales and fuel (exclusive of items shown separately below)	2,482	4,878	5,829	9,244
Operations and maintenance	296	231	535	445
Depreciation and amortization	170	158	332	312
General taxes	47	46	104	96
Other operating (income) expense, net (Note C)	—	(6)	(781)	(7)
Operating income	737	689	2,234	1,351
Equity in net earnings from investments (Note J)	43	36	83	72
Other income (expense), net	13	(9)	21	(22)
Interest expense (net of capitalized interest of $6, $13, $24, and $25, respectively)	(180)	(171)	(346)	(343)
Income before income taxes	613	545	1,992	1,058
Income taxes	(145)	(131)	(475)	(253)
Net income	468	414	1,517	805
Less: Preferred stock dividends	—	—	—	—
Net income available to common shareholders	$468	$414	$1,517	$805

Basic EPS (Note I)	$1.04	$0.93	$3.38	$1.80

Diluted EPS (Note I)	$1.04	$0.92	$3.38	$1.80
Average shares (millions)
Basic	448.3	447.5	448.2	447.3
Diluted	449.0	448.2	449.0	448.3
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
	(Millions of dollars)
Net income	$468	$414	$1,517	$805
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(15), $(7), $(22) and $14, respectively	51	22	74	(50)
Derivative amounts reclassified to net income, net of tax of $7, $(21), $10 and $(41), respectively	(25)	70	(37)	136
Change in retirement and other postretirement benefit plan obligations, net of tax of $—, $(1), $— and $(2), respectively	1	3	1	6
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $—, $(2), $1 and $(4), respectively	(3)	6	(5)	13
Total other comprehensive income, net of tax	24	101	33	105
Comprehensive income	$492	$515	$1,550	$910
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2023	2022
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$106	$220
Accounts receivable, net	1,023	1,532
Materials and supplies	146	149
NGLs and natural gas in storage	314	432
Commodity imbalances	30	43
Other current assets	244	172
Total current assets	1,863	2,548
Property, plant and equipment
Property, plant and equipment	25,601	25,015
Accumulated depreciation and amortization	5,372	5,063
Net property, plant and equipment	20,229	19,952
Investments and other assets
Investments in unconsolidated affiliates	885	802
Goodwill and net intangible assets	748	753
Other assets	313	324
Total investments and other assets	1,946	1,879
Total assets	$24,038	$24,379

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2023	2022
Liabilities and equity	(Millions of dollars)
Current liabilities
Current maturities of long-term debt (Note F)	$—	$925
Accounts payable	880	1,359
Commodity imbalances	163	254
Accrued taxes	130	136
Accrued interest	214	233
Operating lease liability	12	12
Other current liabilities	118	132
Total current liabilities	1,517	3,051
Long-term debt, excluding current maturities (Note F)	12,742	12,696
Deferred credits and other liabilities
Deferred income taxes	2,168	1,739
Operating lease liability	63	68
Other deferred credits	330	331
Total deferred credits and other liabilities	2,561	2,138
Commitments and contingencies (Note K)
Equity (Note G)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2023, and December 31, 2022	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 474,916,234 shares and outstanding 447,671,698 shares at June 30, 2023; issued 474,916,234 shares and outstanding 447,157,771 shares at December 31, 2022	5	5
Paid-in capital	7,270	7,253
Accumulated other comprehensive loss (Note H)	(75)	(108)
Retained earnings	711	50
Treasury stock, at cost: 27,244,536 shares at June 30, 2023, and 27,758,463 shares at December 31, 2022	(693)	(706)
Total equity	7,218	6,494
Total liabilities and equity	$24,038	$24,379
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2023	2022
	(Millions of dollars)
Operating activities
Net income	$1,517	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	312
Equity in net earnings from investments	(83)	(72)
Distributions received from unconsolidated affiliates	86	72
Deferred income taxes	419	228
Medford settlement gain	(779)	—
Medford settlement proceeds	502	—
Other, net	43	45
Changes in assets and liabilities:
Accounts receivable	456	(340)
NGLs and natural gas in storage, net of commodity imbalances	40	(165)
Accounts payable	(443)	569
Risk-management assets and liabilities	47	(131)
Other assets and liabilities, net	(144)	(73)
Cash provided by operating activities	1,993	1,250
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(594)	(559)
Contributions to unconsolidated affiliates	(108)	(1)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	16	13
Medford settlement proceeds	328	—
Other, net	5	4
Cash used in investing activities	(353)	(543)
Financing activities
Dividends paid	(855)	(835)
Issuance of long-term debt, net of discounts	60	120
Repayment of long-term debt	(940)	—
Other, net	(19)	(2)
Cash used in financing activities	(1,754)	(717)
Change in cash and cash equivalents	(114)	(10)
Cash and cash equivalents at beginning of period	220	146
Cash and cash equivalents at end of period	$106	$136
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	—	5	7,253
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $0.955 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	10
June 30, 2023	20,000	474,916,234	$—	$5	$7,270

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2022	20,000	474,916,234	$—	$5	$7,214
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(6)
Common stock dividends - $0.935 per share	—	—	—	—	(26)
Other, net	—	—	—	—	(5)
March 31, 2022	20,000	474,916,234	—	5	7,177
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $0.935 per share	—	—	—	—	(4)
Other, net	—	—	—	—	10
June 30, 2022	20,000	474,916,234	$—	$5	$7,190

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income (Note H)	9	—	—	9
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share (Note G)	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	(99)	672	(699)	7,132
Net income	—	468	—	468
Other comprehensive income (Note H)	24	—	—	24
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	6	13
Common stock dividends $0.955 - per share (Note G)	—	(429)	—	(429)
Other, net	—	—	—	10
June 30, 2023	$(75)	$711	$(693)	$7,218

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2022	$(472)	$—	$(732)	$6,015
Net income	—	391	—	391
Other comprehensive income	4	—	—	4
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	12	6
Common stock dividends - $0.935 per share	—	(391)	—	(417)
Other, net	—	—	—	(5)
March 31, 2022	(468)	—	(720)	5,994
Net income	—	414	—	414
Other comprehensive income	101	—	—	101
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	7	14
Common stock dividends - $0.935 per share	—	(414)	—	(418)
Other, net	—	—	—	10
June 30, 2022	$(367)	$—	$(713)	$6,115
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

B.    ACQUISITION OF MAGELLAN

On May 14, 2023, we announced an agreement to acquire all of the outstanding common units of Magellan in a cash-and-stock transaction. Magellan primarily transports, stores and distributes refined petroleum products and crude oil. Pursuant to the Merger Agreement, each common unit of Magellan will be exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash in a taxable transaction to Magellan common unitholders. Following completion of the Merger Transaction, we expect Magellan to be our wholly owned subsidiary. ONEOK, ONEOK Partners and the Intermediate Partnership expect to issue guarantees of Magellan’s debt, which we expect to remain outstanding.

Our Board of Directors and the Board of Directors of the general partner of Magellan both unanimously approved the Merger Agreement. The Merger Transaction is expected to close during the third quarter of 2023, subject to the approval of ONEOK shareholders and Magellan unitholders and other customary closing conditions. In June 2023, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, which satisfies one of the conditions to the closing of the Merger Transaction.

If the Merger Agreement is terminated under certain conditions, Magellan may be required to reimburse our expenses up to $125 million or pay us a termination fee equal to $275 million less any expenses previously paid. Further, we may be required to reimburse Magellan’s expenses up to $75 million or pay Magellan a termination fee equal to $450 million, less any expenses previously paid.

We intend to finance the cash portion of the Merger Transaction consideration with debt. In May 2023, we entered into a commitment letter for an unsecured 364-day bridge loan facility in an aggregate principal amount of $5.25 billion, which is subject to a number of customary conditions. Prior to the close of the Merger Transaction, we expect to issue senior unsecured notes and terminate the commitment letter undrawn.

If the Merger Transaction closes, it will be accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805. Accordingly, the assets acquired and liabilities assumed will be recorded at their acquisition date fair values. Any excess of the consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill.

See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the acquisition.

C.    MEDFORD INCIDENT

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

In the first quarter 2023, we applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other operating (income) expense, net, within the Consolidated Statement of Income. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

D.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	June 30, 2023
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$36	$169	$—	$205	$(165)	$40
Interest-rate contracts	—	17	—	17	—	17
Total derivative assets	$36	$186	$—	$222	$(165)	$57
Derivative liabilities
Commodity contracts	$(16)	$(111)	$—	$(127)	$127	$—
Interest-rate contracts	—	(4)	—	(4)	—	(4)
Total derivative liabilities	$(16)	$(115)	$—	$(131)	$127	$(4)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2023, we posted no cash and held cash of $38 million from various counterparties, which offsets our derivative net asset position under master netting arrangements as shown in the table above.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2023	2022	2023	2022
	(Millions of dollars)
Net liabilities at beginning of period	$—	$(190)	$—	$(114)
Total changes in fair value:
Settlements included in net income (a)	—	57	—	60
New Level 3 derivatives included in other comprehensive income (b)	—	9	—	9
Unrealized change included in other comprehensive income (b)	—	14	—	(65)
Net liabilities at end of period	$—	$(110)	$—	$(110)
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2022, we transferred out of Level 3 commodity derivatives associated with certain locations for NGL basis swaps, principally due to improved transparency of market prices as a result of the volume and frequency of transactions in these markets. We consider the valuation of these commodity derivatives, which are transacted through a clearing broker and valued with an unadjusted published price from an exchange, as a Level 2 valuation.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $11.9 billion and $12.7 billion at June 30, 2023, and December 31, 2022, respectively. The book value of our consolidated long-term debt, including current maturities, was $12.7 billion and $13.6 billion at June 30, 2023, and December 31, 2022, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the second quarter 2023, we entered into $1.1 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances, resulting in a total of $1.1 billion of Treasury locks outstanding as of June 30, 2023. All of our Treasury locks are designated as cash flow hedges.

Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2023 and December 31, 2022, we had forward-starting interest-rate swaps with notional amounts totaling $0.4 billion, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		June 30, 2023		December 31, 2022
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)	Other current assets	$205	$(127)	$160	$(123)
	Other assets	—	—	6	(1)
Interest-rate contracts	Other current assets/liabilities	17	(4)	11	—
Total derivatives designated as hedging instruments		222	(131)	177	(124)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets	—	—	1	(1)
Total derivatives not designated as hedging instruments		—	—	1	(1)
Total derivatives		$222	$(131)	$178	$(125)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		June 30, 2023	December 31 2022
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(20.2)	(39.3)
- Crude oil and NGLs (MMBbl)	Futures	(12.9)	(8.4)
Basis
- Natural gas (Bcf)	Futures	(18.2)	(39.3)
Interest-rate contracts (Billions of dollars)	Swaps	$0.4	$0.4
Interest-rate contracts (Billions of dollars)	Treasury locks	$1.1	$—

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures	—	(0.1)
- Crude oil and NGLs (MMBbl)	Futures	—	0.1
Basis
- Natural gas (Bcf)	Futures	—	(0.1)

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Commodity contracts	$54	$(34)	$94	$(208)
Interest-rate contracts	12	63	2	144
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$66	$29	$96	$(64)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2023	2022	2023	2022
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$95	$(257)	$118	$(468)
	Cost of sales and fuel	(57)	176	(60)	310
Interest-rate contracts	Interest expense	(6)	(10)	(11)	(19)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$32	$(91)	$47	$(177)

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

F.    DEBT

The following table sets forth our consolidated debt as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Millions of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$425 at 5.0% due September 2023	—	425
$500 at 7.5% due September 2023	—	500
$500 at 2.75% due September 2024	500	500
$500 at 4.9% due March 2025	500	500
$400 at 2.2% due September 2025	387	387
$600 at 5.85% due January 2026	600	600
$500 at 4.0% due July 2027	500	500
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$700 at 4.35% due March 2029	700	700
$750 at 3.4% due September 2029	714	714
$850 at 3.1% due March 2030	780	780
$600 at 6.35% due January 2031	600	600
$750 at 6.1% due November 2032	750	750
$400 at 6.00% due June 2035	400	400
$600 at 6.65% due October 2036	600	600
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$400 at 6.2% due September 2043	400	400
$700 at 4.95% due July 2047	689	689
$1,000 at 5.2% due July 2048	1,000	1,000
$750 at 4.45% due September 2049	653	673
$500 at 4.5% due March 2050	443	443
$300 at 7.15% due January 2051	300	300
Guardian
$120 term loan, rate of 6.33% as of June 30, 2023, due June 2025	120	120
Viking
$60 term loan, rate of 6.46% as of June 30, 2023, due March 2026	60	—
Total debt	12,846	13,731
Unamortized portion of terminated swaps	9	10
Unamortized debt issuance costs and discounts	(113)	(120)
Current maturities of long-term debt	—	(925)
Long-term debt	$12,742	$12,696
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In May 2023, we entered into an amendment to our $2.5 Billion Credit Agreement, which, among other things, provided for certain amendments to the definition of consolidated net total debt, as defined within the $2.5 Billion Credit Agreement. Under our $2.5 Billion Credit Agreement, if the Merger Transaction closes, our leverage ratio covenant increases to 5.5 to 1 for the quarter the Merger Transaction closes and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At June 30, 2023, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 2.8 to 1 and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured Term Loan Agreement, which was fully drawn as of June 30, 2023. The proceeds were used to repay intercompany debt with ONEOK and for general corporate purposes. The Viking Term Loan Agreement matures in March 2026 and bears interest at Term SOFR plus an applicable margin. As of June 30, 2023, Viking is in compliance with all covenants under the Viking Term Loan Agreement.

Debt Repayments - In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

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

G.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2023 and May 2023 were $0.955 per share. A common stock dividend of $0.955 per share was declared for shareholders of record at the close of business on August 1, 2023, payable August 14, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2023 and May 2023. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2023.

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Millions of dollars)
January 1, 2023	$(58)	$(55)	$5	$(108)
Other comprehensive income (loss) before reclassifications	74	—	(1)	73
Amounts reclassified to net income (b)	(37)	1	(4)	(40)
Other comprehensive income (loss)	37	1	(5)	33
June 30, 2023	$(21)	$(54)	$—	$(75)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note E for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at June 30, 2023, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Millions of dollars)
Commodity derivative instruments expected to be realized within the next 18 months (a)	$60
Settled interest-rate swaps to be recognized over the life of the long-term, fixed-rate debt (b)	(91)
Interest-rate swaps and Treasury locks with future settlement dates expected to be amortized over the life of long-term debt	10
Accumulated other comprehensive loss at June 30, 2023	$(21)
(a) - Based on commodity prices on June 30, 2023, we expect net gains of $60 million, net of tax, will be reclassified into earnings during the next 12 months. The remaining forecasted gains and losses have offsetting positions and are immaterial.
(b) - We expect net losses of $18 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining balance in accumulated other comprehensive loss relates to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

I.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$468	448.3	$1.04
Diluted EPS
Effect of dilutive securities	—	0.7
Net income available for common stock and common stock equivalents	$468	449.0	$1.04

	Three Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$414	447.5	$0.93
Diluted EPS
Effect of dilutive securities	—	0.7
Net income available for common stock and common stock equivalents	$414	448.2	$0.92

	Six Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,517	448.2	$3.38
Diluted EPS
Effect of dilutive securities	—	0.8
Net income available for common stock and common stock equivalents	$1,517	449.0	$3.38

	Six Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$805	447.3	$1.80
Diluted EPS
Effect of dilutive securities	—	1.0
Net income available for common stock and common stock equivalents	$805	448.3	$1.80

J.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Millions of dollars)
Northern Border	$14	$16	$38	$36
Overland Pass	13	8	22	13
Roadrunner	15	9	22	18
Other	1	3	1	5
Equity in net earnings from investments	$43	$36	$83	$72

We incurred expenses in transactions with unconsolidated affiliates of $27 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $55 million and $30 million for the six months ended June 30, 2023 and 2022, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for all periods presented were not material. In June 2023, we made an equity contribution of $105 million to Roadrunner, which in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt.

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

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2023, and December 31, 2022, relate to customer receivables. Revenue sources are disaggregated in Note M.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2023, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 22 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2023	$226
2024	400
2025	296
2026	282
2027 and beyond	908
Total	$2,112

The table above excludes variable consideration allocated entirely to wholly unsatisfied performance obligations, wholly unsatisfied promises to transfer distinct goods or services that are part of a single performance obligation and consideration we determine to be fully constrained. The amounts we determined to be fully constrained relate to future sales obligations under long-term sales contracts where the value is not known and minimum volume agreements, which we consider to be fully constrained until invoiced.

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

Other and eliminations consist of corporate and Merger Transaction related costs, the operating and leasing activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$550	$3,120	$—	$3,670
Residue natural gas sales	219	—	—	219
Gathering, processing and exchange services revenue	35	133	—	168
Transportation and storage revenue	—	45	146	191
Other	5	2	—	7
Total revenues (c)	809	3,300	146	4,255

Cost of sales and fuel (exclusive of depreciation and operating costs)	(385)	(2,627)	(1)	(3,013)
Operating costs	(115)	(161)	(49)	(325)
Equity in net earnings from investments	1	13	29	43
Noncash compensation expense and other	4	5	1	10
Segment adjusted EBITDA	$314	$530	$126	$970

Depreciation and amortization	$(67)	$(85)	$(16)	$(168)
Capital expenditures	$84	$169	$39	$292
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $696 million, of which $640 million related to revenues within the segment, cost of sales and fuel of $203 million and operating costs of $93 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $103 million, cost of sales and fuel of $8 million and operating costs of $41 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $521 million. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$3,670	$(521)	$3,149
Residue natural gas sales	219	—	219
Gathering, processing and exchange services revenue	168	—	168
Transportation and storage revenue	191	(2)	189
Other	7	—	7
Total revenues (a)	$4,255	$(523)	$3,732

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,013)	$531	$(2,482)
Operating costs	$(325)	$(18)	$(343)
Depreciation and amortization	$(168)	$(2)	$(170)
Equity in net earnings from investments	$43	$—	$43
Capital expenditures	$292	$13	$305
(a) - Noncustomer revenue for the three months ended June 30, 2023, totaled $102 million related primarily to gains from derivatives on commodity contracts.

Three Months Ended June 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,039	$5,010	$—	$6,049
Residue natural gas sales	660	—	1	661
Gathering, processing and exchange services revenue	37	140	—	177
Transportation and storage revenue	—	40	130	170
Other	4	3	1	8
Total revenues (c)	1,740	5,193	132	7,065

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,398)	(4,543)	(1)	(5,942)
Operating costs	(97)	(143)	(41)	(281)
Equity in net earnings from investments	1	9	26	36
Noncash compensation expense and other	6	1	—	7
Segment adjusted EBITDA	$252	$517	$116	$885

Depreciation and amortization	$(65)	$(75)	$(16)	$(156)
Capital expenditures	$124	$150	$19	$293
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $617 million, of which $568 million related to revenues within the segment, cost of sales and fuel of $152 million and operating costs of $82 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $101 million, cost of sales and fuel of $7 million and operating costs of $36 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $1.1 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended June 30, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$6,049	$(1,062)	$4,987
Residue natural gas sales	661	—	661
Gathering, processing and exchange services revenue	177	—	177
Transportation and storage revenue	170	(2)	168
Other	8	(5)	3
Total revenues (a)	$7,065	$(1,069)	$5,996

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,942)	$1,064	$(4,878)
Operating costs	$(281)	$4	$(277)
Depreciation and amortization	$(156)	$(2)	$(158)
Equity in net earnings from investments	$36	$—	$36
Capital expenditures	$293	$9	$302
(a) - Noncustomer revenue for the three months ended June 30, 2022, totaled $(133) million related primarily to losses from derivatives on commodity contracts.

Six Months Ended June 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,194	$6,671	$—	$7,865
Residue natural gas sales	787	—	25	812
Gathering, processing and exchange services revenue	73	264	—	337
Transportation and storage revenue	—	95	291	386
Other	13	5	1	19
Total revenues (c)	2,067	7,035	317	9,419

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,260)	(5,722)	(15)	(6,997)
Operating costs	(220)	(313)	(94)	(627)
Equity in net earnings from investments	1	22	60	83
Noncash compensation expense	8	13	3	24
Other	1	776	—	777
Segment adjusted EBITDA	$597	$1,811	$271	$2,679

Depreciation and amortization	$(134)	$(163)	$(33)	$(330)
Investments in unconsolidated affiliates	$27	$414	$443	$884
Total assets	$6,854	$14,346	$2,384	$23,584
Capital expenditures	$182	$306	$85	$573
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.3 billion, of which $1.2 billion related to revenues within the segment, cost of sales and fuel of $387 million and operating costs of $180 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $219 million, cost of sales and fuel of $23 million and operating costs of $79 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $1.2 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$7,865	$(1,155)	$6,710
Residue natural gas sales	812	—	812
Gathering, processing and exchange services revenue	337	—	337
Transportation and storage revenue	386	(4)	382
Other	19	(7)	12
Total revenues (a)	$9,419	$(1,166)	$8,253

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,997)	$1,168	$(5,829)
Operating costs	$(627)	$(12)	$(639)
Depreciation and amortization	$(330)	$(2)	$(332)
Equity in net earnings from investments	$83	$—	$83
Investments in unconsolidated affiliates	$884	$1	$885
Total assets	$23,584	$454	$24,038
Capital expenditures	$573	$21	$594
(a) - Noncustomer revenue for the six months ended June 30, 2023, totaled $142 million related primarily to gains from derivatives on commodity contracts.

Six Months Ended June 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$2,043	$9,559	$—	$11,602
Residue natural gas sales	1,211	—	27	1,238
Gathering, processing and exchange services revenue	68	276	—	344
Transportation and storage revenue	—	87	253	340
Other	10	5	1	16
Total revenues (c)	3,332	9,927	281	13,540

Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,687)	(8,632)	(18)	(11,337)
Operating costs	(191)	(272)	(82)	(545)
Equity in net earnings from investments	3	14	55	72
Noncash compensation expense and other	10	8	4	22
Segment adjusted EBITDA	$467	$1,045	$240	$1,752

Depreciation and amortization	$(128)	$(150)	$(31)	$(309)
Investments in unconsolidated affiliates	$28	$415	$358	$801
Total assets	$7,085	$15,183	$2,176	$24,444
Capital expenditures	$217	$276	$42	$535
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $1.1 billion related to revenues within the segment, cost of sales and fuel of $298 million and operating costs of $157 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $227 million, cost of sales and fuel of $28 million and operating costs of $71 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $2.1 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Six Months Ended June 30, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$11,602	$(2,090)	$9,512
Residue natural gas sales	1,238	—	1,238
Gathering, processing and exchange services revenue	344	—	344
Transportation and storage revenue	340	(4)	336
Other	16	(5)	11
Total revenues (a)	$13,540	$(2,099)	$11,441

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,337)	$2,093	$(9,244)
Operating costs	$(545)	$4	$(541)
Depreciation and amortization	$(309)	$(3)	$(312)
Equity in net earnings from investments	$72	$—	$72
Investments in unconsolidated affiliates	$801	$—	$801
Total assets	$24,444	$83	$24,527
Capital expenditures	$535	$24	$559
(a) - Noncustomer revenue for the six months ended June 30, 2022, totaled $(307) million related primarily to losses from derivatives on commodity contracts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Millions of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$468	$414	$1,517	$805
Add:
Interest expense, net of capitalized interest	180	171	346	343
Depreciation and amortization	170	158	332	312
Income taxes	145	131	475	253
Noncash compensation expense and other	8	12	18	37
Other corporate costs	(1)	(1)	(9)	2
Total segment adjusted EBITDA (a)	$970	$885	$2,679	$1,752
(a) - The six months ended June 30, 2023 includes $702 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $77 million of third-party fractionation costs.

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

Market Conditions and Business Update - We experienced increased volumes in the second quarter 2023, compared with the second quarter 2022, due primarily to increased producer activity in the Rocky Mountain region and Permian Basin, highlighting our extensive and integrated assets that are located in, and connected to, some of the most productive shale basins in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our three reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2023. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts, and we have hedged approximately 70% of our forecasted equity volumes for the remainder of 2023. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand, changes in gas-to-oil ratios and normal volumetric well declines. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

Merger Transaction - On May 14, 2023, we announced an agreement to acquire all of the outstanding common units of Magellan in a cash-and-stock transaction. Magellan primarily transports, stores and distributes refined petroleum products and crude oil. Pursuant to the Merger Agreement, each common unit of Magellan will be exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, in a taxable transaction to Magellan unitholders. ONEOK, ONEOK Partners and the Intermediate Partnership expect to issue guarantees of Magellan’s debt, which we expect to remain outstanding. For the three and six months ended June 30, 2023, we incurred $18 million of Merger Transaction related costs, of which $9 million relates to bridge facility commitment fees included in interest expense, and $9 million is included in operations and maintenance in our Consolidated Statement of Income.

Our Board of Directors and the Board of Directors of the general partner of Magellan both unanimously approved the Merger Agreement. The Merger Transaction is expected to close during the third quarter of 2023, subject to the approval of both ONEOK shareholders and Magellan unitholders and other customary closing conditions. In June 2023, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, which satisfies one of the conditions to the closing of the Merger Transaction. See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the Merger Transaction.

For additional information on the Merger Transaction, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In the first half of 2023, the Medford incident resulted in an increase in operating income and adjusted EBITDA of $702 million, compared with the same period in the prior year, due to the settlement gain of $779 million, which was offset partially by $77 million of third-party fractionation costs. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs resulting from the Medford incident for which we no longer receive business interruption proceeds.

Due to market demand and a more favorable completion schedule, we announced plans to construct a new 125 MBbl/d MB-6 NGL fractionator in Mont Belvieu, Texas, instead of rebuilding our Medford NGL fractionator at this time. The MB-6 fractionator will produce purity ethane instead of the ethane/propane mix previously produced at the Medford facility. The 125 MBbl/d capacity of the MB-6 fractionator is expected to be economically comparable to the capacity lost at Medford. In addition, our 125 MBbl/d MB-5 NGL fractionator was completed in April 2023, which has reduced the need for third-party fractionation while the new MB-6 fractionator is being constructed.

Sustainability and Social Responsibility - Through our participation in the 2022 S&P Global Corporate Sustainability Assessment, we qualified for inclusion in the S&P Global Sustainability Yearbook for the third consecutive year, ranking in the top 10% of the Oil and Gas Storage and Transportation industry and being recognized as an Industry Mover. We continue to look for ways to reduce our GHG emissions and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our midstream assets and expertise.

Natural Gas - In our Natural Gas Gathering and Processing segment, processed volumes increased in the second quarter 2023, compared with the second quarter 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions.

In our Natural Gas Pipelines segment, as a result of recently completed expansion projects, we fully subscribed an additional 4 Bcf of our existing storage capacity in Oklahoma through 2027, with 90% subscribed through 2029. In addition, we are nearing completion of the electrification of certain compression assets on Viking to improve the reliability of our operations while lowering our Scope 1 emissions from this equipment. Viking is seeking to recover its investment in the project through a proposed increase in rates filed in July 2023.

NGLs - In our Natural Gas Liquids segment, we benefited from increased volumes in the second quarter 2023, compared with the second quarter 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system increased approximately 10 MBbl/d to an average of 490 MBbl/d in the second quarter 2023, compared with an average of 480 MBbl/d in the second quarter 2022, due primarily to changes in ethane extraction economics. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that could be recovered and transported on our system.

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
(a) - Excludes capitalized interest/AFUDC.

Debt Repayments - In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Dividends - In February and May 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis) in July 2023. The quarterly common stock dividend will be paid August 14, 2023, to shareholders of record at the close of business on August 1, 2023.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,371	$5,651	$7,527	$10,756	(2,280)	(3,229)
Services	361	345	726	685	16	41
Total revenues	3,732	5,996	8,253	11,441	(2,264)	(3,188)
Cost of sales and fuel (exclusive of items shown separately below)	2,482	4,878	5,829	9,244	(2,396)	(3,415)
Operating costs	343	277	639	541	66	98
Depreciation and amortization	170	158	332	312	12	20
Other operating (income) expense, net	—	(6)	(781)	(7)	(6)	774
Operating income	$737	$689	$2,234	$1,351	48	883
Equity in net earnings from investments	$43	$36	$83	$72	7	11
Interest expense, net of capitalized interest	$(180)	$(171)	$(346)	$(343)	9	3
Net income	$468	$414	$1,517	$805	54	712
Diluted EPS	$1.04	$0.92	$3.38	$1.80	0.12	1.58
Adjusted EBITDA	$971	$886	$2,688	$1,750	85	938
Capital expenditures	$305	$302	$594	$559	3	35
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $48 million for the three months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•Natural Gas Liquids - an increase of $64 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin, offset partially by $31 million of third-party fractionation costs resulting from the Medford incident and $15 million in lower optimization and marketing earnings;
•Natural Gas Gathering and Processing - an increase of $66 million from higher volumes in the Rocky Mountain and Mid-Continent regions; and
•Natural Gas Pipelines - an increase of $16 million in transportation and storage services due primarily to higher firm and interruptible transportation volumes and higher storage park and loan activity; offset by
•Consolidated Operating Costs - an increase of $66 million due primarily to higher employee-related costs, outside services, property insurance and costs related to the Merger Transaction.

Operating income increased $883 million for the six months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•Natural Gas Liquids - an increase of $702 million related to the Medford incident, due to the settlement gain of $779 million, offset partially by $77 million of third-party fractionation costs, and an increase of $93 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin;
•Natural Gas Gathering and Processing - an increase of $97 million from higher volumes in the Rocky Mountain and Mid-Continent regions and an increase of $65 million due primarily to higher average fee rates; and
•Natural Gas Pipelines - an increase of $38 million in transportation and storage services due primarily to higher storage rates, higher firm and interruptible transportation volumes and higher storage park and loan activity; offset by
•Consolidated Operating Costs - an increase of $98 million due primarily to higher employee-related costs, outside services, property insurance and costs related to the Merger Transaction.

Net income and diluted EPS increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to the items discussed above, benefits related to the mark-to-market of investments associated with certain benefit plan investments, higher interest income due to both higher cash balances and higher interest rates and higher equity in net earnings from investments. These increases were offset partially by Merger Transaction costs included in interest expense related to bridge facility commitment fees.

Capital expenditures increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to our growth projects.

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

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2023 and into 2024. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin, which helps to mitigate long-term volumetric risk.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$550	$1,039	$1,194	$2,043	(489)	(849)
Residue natural gas sales	219	660	787	1,211	(441)	(424)
Gathering, compression, dehydration and processing fees and other revenue	40	41	86	78	(1)	8
Cost of sales and fuel (exclusive of depreciation and operating costs)	(385)	(1,398)	(1,260)	(2,687)	(1,013)	(1,427)
Operating costs, excluding noncash compensation adjustments	(111)	(95)	(212)	(184)	16	28
Equity in net earnings from investments	1	1	1	3	—	(2)
Other	—	4	1	3	(4)	(2)
Adjusted EBITDA	$314	$252	$597	$467	62	130
Capital expenditures	$84	$124	$182	$217	(40)	(35)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $62 million for the three months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $66 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions and the impact of severe weather in the Rocky Mountain region in the second quarter 2022; and
•an increase of $16 million due primarily to higher average fee rates, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $16 million in operating costs due primarily to higher materials and supplies expense due primarily to the growth of our operations and higher employee-related costs.

Adjusted EBITDA increased $130 million for the six months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $97 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, and the impact of severe weather in the Rocky Mountain region in the second quarter 2022; and
•an increase of $65 million due primarily to higher average fee rates, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $28 million in operating costs due primarily to higher employee-related costs and materials and supplies expense due primarily to the growth of our operations.

Capital expenditures decreased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to our Demicks Lake III project completed in the first quarter 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2023	2022	2023	2022
Natural gas processed (BBtu/d) (b)	2,922	2,506	2,858	2,511
Average fee rate ($/MMBtu)	$1.20	$1.05	$1.17	$1.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, and the impact of severe weather in the Rocky Mountain region in the second quarter 2022.

Our average fee rate increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to inflation-based escalators in our contracts, and for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures or commodity prices relative to specified contractual thresholds.

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

Capital Projects - Our Natural Gas Liquids segment invests in growth projects to transport, fractionate, store and deliver to market centers NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with demand for purity NGLs from the petrochemical and refining industries and NGL exports in the Gulf Coast. We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into supply agreements for long-lead items for potential projects to plan for future growth. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

In the six months ended June 30, 2023, we connected one third-party natural gas processing plant in the Permian Basin and one affiliate natural gas processing plant in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,120	$5,010	$6,671	$9,559	(1,890)	(2,888)
Exchange service and other revenues	135	143	269	281	(8)	(12)
Transportation and storage revenues	45	40	95	87	5	8
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,627)	(4,543)	(5,722)	(8,632)	(1,916)	(2,910)
Operating costs, excluding noncash compensation adjustments	(154)	(139)	(300)	(260)	15	40
Equity in net earnings from investments	13	9	22	14	4	8
Other	(2)	(3)	776	(4)	1	780
Adjusted EBITDA	$530	$517	$1,811	$1,045	13	766
Capital expenditures	$169	$150	$306	$276	19	30
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $13 million for the three months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $64 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin; offset by
•an increase of $31 million in third-party fractionation costs resulting from the Medford incident, which partially offsets the settlement gain recognized in the first quarter 2023;
•a decrease of $15 million in optimization and marketing due primarily to lower earnings on sales of purity NGLs held in inventory. We expect an earnings benefit of approximately $13 million on the forward sales of inventory over the next two quarters; and
•an increase of $15 million in operating costs due primarily to higher employee-related costs due to the growth of our operations and higher property insurance premiums.

Adjusted EBITDA increased $766 million for the six months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $702 million related to the Medford incident, due to the settlement gain of $779 million offset partially by $77 million of third-party fractionation costs,
•an increase of $93 million in exchange services due primarily to:
◦an increase of $113 million from higher volumes primarily in the Rocky Mountain region and Permian Basin,
◦an increase of $40 million from lower costs, primarily fuel and power costs, offset partially by
◦a decrease of $32 million related to narrower commodity price differentials and lower related volumes, and
◦a decrease of $14 million related to lower earnings on unfractionated NGLs held in inventory; offset by
•an increase of $40 million in operating costs due primarily to higher employee-related costs and higher outside services costs due to the growth of our operations and higher property insurance premiums.

Capital expenditures increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to growth projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2023	2022	2023	2022
Raw feed throughput (MBbl/d) (a)	1,399	1,266	1,328	1,239
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.06	$0.03	$0.04
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

Volumes increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region, offset partially by lower ethane volumes in the Mid-Continent region and Rocky Mountain region.

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

Capital Projects - Our Natural Gas Pipelines segment invests in growth projects that provide transportation and storage services to end users. In December 2022, our Saguaro Connector Pipeline LLC subsidiary filed a Presidential Permit application with the FERC to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector Pipeline, which would be owned and operated by ONEOK. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the pipeline is expected later in 2023.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$102	$99	$209	$201	3	8
Storage revenues	44	31	82	52	13	30
Residue natural gas sales and other revenues	—	2	26	28	(2)	(2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1)	(1)	(15)	(18)	—	(3)
Operating costs, excluding noncash compensation adjustments	(48)	(40)	(91)	(79)	8	12
Equity in net earnings from investments	29	26	60	55	3	5
Other	—	(1)	—	1	1	(1)
Adjusted EBITDA	$126	$116	$271	$240	10	31
Capital expenditures	$39	$19	$85	$42	20	43
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $10 million for the three months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $16 million in transportation and storage services due primarily to higher firm and interruptible transportation volumes and higher storage park and loan activity; offset by
•an increase of $8 million in operating costs due primarily to higher outside services and employee-related costs due to timing of maintenance activities and the growth of our operations.

Adjusted EBITDA increased $31 million for the six months ended June 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $38 million in transportation and storage services due primarily to higher storage rates on renegotiated contracts, higher firm and interruptible transportation volumes and higher storage park and loan activity; offset by
•an increase of $12 million in operating costs due primarily to higher employee-related costs and outside services due to timing of maintenance activities and the growth of our operations.

Capital expenditures increased for the three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to growth projects, including the Viking compression project.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2023	2022	2023	2022
Natural gas transportation capacity contracted (MDth/d)	7,656	7,257	7,675	7,392
Transportation capacity contracted	95%	92%	95%	94%
(a) - Includes volumes for consolidated entities only.

In April 2022, the FERC initiated a review of Guardian’s rates pursuant to Section 5 of the Natural Gas Act. In August 2022, Guardian reached a settlement in principle with the participants in the Section 5 rate case. The FERC approved the settlement in February 2023, which resulted in a reduction of rates starting in April 2023. The reduced rates did not have a material impact on our results of operations.

In July 2023, our subsidiary, Viking, filed a proposed increase in rates pursuant to Section 4 of the Natural Gas Act with the FERC. The FERC is currently reviewing the filing. While the ultimate outcome of the filing cannot be predicted, we do not expect it to materially impact our results of operations.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$468	$414	$1,517	$805
Add:
Interest expense, net of capitalized interest	180	171	346	343
Depreciation and amortization	170	158	332	312
Income taxes	145	131	475	253
Noncash compensation expense and other	8	12	18	37
Adjusted EBITDA (a)(b)	$971	$886	$2,688	$1,750
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$314	$252	$597	$467
Natural Gas Liquids (a)	530	517	1,811	1,045
Natural Gas Pipelines	126	116	271	240
Other (b)	1	1	9	(2)
Adjusted EBITDA (a)(b)	$971	$886	$2,688	$1,750
(a) - The six months ended June 30, 2023 includes $702 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $77 million of third-party fractionation costs.
(b) - Includes costs related to the Merger Transaction of $9 million for the three and six months ended June 30, 2023.

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

On January 9, 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs resulting from the Medford incident for which we no longer receive business interruption proceeds.

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

Cash Management - At June 30, 2023, we had $106 million of cash and cash equivalents. Our cash balance is composed primarily of highly liquid government and Treasury money market funds and deposits fully insured by the Federal Deposit Insurance Corporation.

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

Guarantees - ONEOK and ONEOK Partners are issuers of certain public debt securities. We guarantee certain indebtedness of ONEOK Partners, and ONEOK Partners and the Intermediate Partnership guarantee certain of our indebtedness. As allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuer and parent guarantor, excluding our ownership of all the interests in ONEOK Partners, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners indebtedness, please see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of June 30, 2023, we had no borrowings under our $2.5 Billion Credit Agreement and we are in compliance with all covenants.

As of June 30, 2023, we had a working capital surplus of $346 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured Term Loan Agreement which was fully drawn as of June 30, 2023. The proceeds were used to repay intercompany debt with ONEOK and for general corporate purposes.

Debt Repayments - In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In June 2023, we made an equity contribution of $105 million to Roadrunner, which, in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Bridge Facility Commitment- We intend to finance the cash portion of the Merger Transaction consideration with debt. In May 2023, we entered into a commitment letter for an unsecured 364-day bridge loan facility in an aggregate principal amount of $5.25 billion, which is subject to a number of customary conditions. Prior to the close of the Merger Transaction, we expect to issue senior unsecured notes and terminate the commitment letter undrawn.

For additional information on our long-term debt, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating or environmental efficiencies as growth capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into supply agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, excluding AFUDC, were $594 million and $559 million for the six months ended June 30, 2023 and 2022, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.475-$1.675 billion in 2023. This range excludes the impact of the pending Merger Transaction.

Credit Ratings - Our long-term debt credit ratings as of July 31, 2023, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February and May 2023, we paid a common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarters in the prior year. A common stock dividend of $0.955 per share was declared in July 2023 for the shareholders of record at the close of business on August 1, 2023, payable August 14, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February and May 2023. Dividends totaling $0.3 million were declared in July 2023 for the Series E Preferred Stock and are payable August 14, 2023.

For the six months ended June 30, 2023, our cash flows from operations exceeded dividends paid by $1.1 billion, due in part to the insurance proceeds received from the Medford settlement in the first quarter. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2023 vs. 2022
	June 30,		$ Increase (Decrease) in Cash
	2023	2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,993	$1,250	$743
Investing activities	(353)	(543)	190
Financing activities	(1,754)	(717)	(1,037)
Change in cash and cash equivalents	(114)	(10)	(104)
Cash and cash equivalents at beginning of period	220	146	74
Cash and cash equivalents at end of period	$106	$136	$(30)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2023, increased $647 million compared with the same period in 2022, due primarily to insurance proceeds received from the Medford settlement, and higher operating income resulting from higher exchange services in our Natural Gas Liquids segment, higher volumes from increased production and higher average fee rates in our Natural Gas Gathering and Processing segment and higher transportation and storage services in our Natural Gas Pipelines segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $44 million for the six months ended June 30, 2023, compared with a decrease of $140 million for the same period in 2022. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from counterparties and NGLs and natural gas in inventory, both of which vary from period to period and with changes in commodity prices, and changes in risk management assets and liabilities; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2023, decreased $190 million, compared with the same period in 2022, due primarily to insurance proceeds received from the Medford settlement, offset partially by an equity contribution to Roadrunner which was used to repay Roadrunner’s outstanding debt.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2023, increased $1.0 billion, compared with the same period in 2022, due primarily to the repayment of long-term debt.

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

•risks related to the Merger Transaction, including restrictions on our operations during the pendency of the Merger Transaction, litigation risk, the risk that the Merger Agreement may be terminated and the risk that we may not realize the anticipated benefits of the Merger Transaction or successfully integrate the two companies;
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2022, in Part II, Item 7A in our Annual Report, except as discussed below.

COMMODITY PRICE RISK

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	9.4	$1.28	/ gallon	69%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$85.90	/ Bbl	69%
Natural gas (BBtu/d) - NYMEX and basis	82.0	$3.30	/ MMBtu	73%

	Year Ending December 31, 2024
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	3.0	$0.78	/ gallon	23%
Condensate (MBbl/d) - WTI-NYMEX	0.4	$73.61	/ Bbl	17%
Natural gas (BBtu/d) - NYMEX and basis	36.1	$5.10	/ MMBtu	31%

INTEREST-RATE RISK
In the second quarter 2023, we entered into $1.1 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances, resulting in a total of $1.1 billion of Treasury locks outstanding as of June 30, 2023. All of our Treasury locks are designated as cash flow hedges.

At June 30, 2023 and December 31, 2022, we had forward-starting interest-rate swaps with notional amounts totaling $0.4 billion, to hedge the variability of interest payments on a portion of our forecasted debt issuances. All of our interest-rate swaps are designated as cash flow hedges.

We utilize a sensitivity analysis model to assess the risk associated with our derivative portfolio. The following sensitivity analysis measures the potential change in fair value of our interest-rate derivative instruments based upon a hypothetical 10% movement in the underlying interest rates as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Millions of dollars)
Interest-rate derivative instruments	$53.2	$13.0

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note O of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.RISK FACTORS

The entry into the Merger Agreement, and the failure to successfully combine the businesses of ONEOK and Magellan, may adversely affect our future results.

Our entry into the Merger Agreement represents several risks. Among other obligations, the Merger Agreement subjects us to restrictions on our business activities prior to the closing of the Merger Transaction. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The Merger Transaction is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Merger Transaction. These conditions include, among other things, Magellan unitholder approval of the Merger Agreement and ONEOK shareholder approval of the issuance of ONEOK common stock in connection with the Merger Transaction. We cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the Merger Transaction could cause the combined company not to realize, or delay the realization, of some or all of the benefits that we expect to achieve from the Merger Transaction. Additionally, if the Merger Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger Transaction, we may experience certain negative effects, including that we may experience negative reaction from the financial markets and business partners and that we may still be required to pay significant costs relating to the Merger Transaction, such as accounting, legal and other advisory and printing costs.

The success of the Merger Transaction will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of ONEOK and Magellan. To realize these anticipated benefits, ONEOK’s and Magellan’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger Transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Merger Transaction, and such integration may not be successful or may take longer than anticipated. ONEOK and Magellan, including their respective subsidiaries, have operated and, until the completion of the Merger Transaction, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the Merger Transaction or to achieve the anticipated benefits of the Merger Transaction. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger Transaction. Additionally, the defense or settlement of any lawsuits or claim against us or Magellan that remains unresolved at the time the Merger Transaction is completed may be assumed by us and could affect adversely the combined company’s business, results of operations, financial condition or cash flows.

Upon termination of the Merger Agreement under certain circumstances, we may be required to reimburse Magellan’s expenses up to $75 million or pay Magellan a termination fee equal to $450 million, less any expenses previously paid.

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

2.1*
Agreement and Plan of Merger, dated as of May 14, 2023, by and among ONEOK, Inc., Otter Merger Sub, LLC and Magellan Midstream Partners, L.P. (incorporated by reference from Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed May 15, 2023 (File No. 1-13643)).

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

10.1
First Amendment to Amended and Restated Credit Agreement dated as of May 26, 2023 by and among ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership and ONEOK Partners, L.P., the lenders party thereto and Citibank, N.A., as administrative agent, swing line lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed May 26, 2023 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). ONEOK agreed to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Balance Sheets at June 30, 2023, and December 31, 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 8, 2023	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)