Form 10-Q
period 2023-09-30
ONEOK INC /NEW/
filed 2023-11-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023.
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

On October 23, 2023, the Company had 582,550,734 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
CFTC	United States Commodity Futures Trading Commission
DJ	Denver-Julesburg
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
Homeland Security	United States Department of Homeland Security
HoustonLink	HoustonLink Pipeline Company, LLC, a 50% owned joint venture
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
Magellan Acquisition	The transaction completed on September 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Merger Agreement
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Powder Springs	Powder Springs Logistics, LLC, a 50% owned joint venture
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RINs	Renewable Identification Numbers, which represent credits required for renewable fuel standard compliance
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 30% owned joint venture
Seabrook	Seabrook Logistics, LLC, a 50% owned joint venture
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Term SOFR	The forward-looking term rate based on Secured Overnight Financing Rate (SOFR)
Texas Frontera	Texas Frontera, LLC, a 50% owned joint venture
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,760	$5,564	$11,287	$16,320
Services	429	350	1,155	1,035
Total revenues (Note L)	4,189	5,914	12,442	17,355
Cost of sales and fuel (exclusive of items shown separately below)	2,799	4,773	8,628	14,017
Operations and maintenance	308	238	833	683
Depreciation and amortization	177	157	509	469
General taxes	44	48	148	144
Transaction costs (Note B)	123	—	133	—
Other operating (income) expense, net (Note C)	(1)	(2)	(782)	(9)
Operating income	739	700	2,973	2,051
Equity in net earnings from investments (Note J)	49	39	132	111
Other income (expense), net	22	(8)	43	(30)
Interest expense (net of capitalized interest of $8, $17, $32, and $42, respectively)	(215)	(167)	(561)	(510)
Income before income taxes	595	564	2,587	1,622
Income taxes	(141)	(132)	(616)	(385)
Net income	454	432	1,971	1,237
Less: Preferred stock dividends	1	1	1	1
Net income available to common shareholders	$453	$431	$1,970	$1,236

Basic EPS (Note I)	$0.99	$0.96	$4.37	$2.76

Diluted EPS (Note I)	$0.99	$0.96	$4.36	$2.76
Average shares (millions)
Basic	457.3	447.7	451.2	447.4
Diluted	458.2	448.2	452.1	448.3
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
	(Millions of dollars)
Net income	$454	$432	$1,971	$1,237
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(3), $(31), $(25) and $(17), respectively	12	107	86	57
Derivative amounts reclassified to net income, net of tax of $4, $(16), $14 and $(57), respectively	(7)	54	(44)	190
Change in retirement and other postretirement benefit plan obligations, net of tax of $(1), $(1), $(1) and $(3), respectively	2	3	3	9
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $—, $(1), $1 and $(5), respectively	—	3	(5)	16
Total other comprehensive income, net of tax	7	167	40	272
Comprehensive income	$461	$599	$2,011	$1,509
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2023	2022
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$284	$220
Accounts receivable, net	1,571	1,532
Materials and supplies	142	149
Inventories	869	432
Commodity imbalances	22	43
Other current assets	300	172
Total current assets	3,188	2,548
Property, plant and equipment
Property, plant and equipment	37,626	25,015
Accumulated depreciation and amortization	5,537	5,063
Net property, plant and equipment	32,089	19,952
Other assets
Investments in unconsolidated affiliates	1,795	802
Goodwill	5,682	528
Intangible assets, net	861	225
Other assets	324	324
Total other assets	8,662	1,879
Total assets	$43,939	$24,379
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note F)	$500	$925
Accounts payable	1,619	1,359
Commodity imbalances	248	254
Accrued taxes	220	136
Accrued interest	218	233
Operating lease liability	32	12
Other current liabilities	461	132
Total current liabilities	3,298	3,051
Long-term debt, excluding current maturities (Note F)	21,450	12,696
Deferred credits and other liabilities
Deferred income taxes	2,349	1,739
Operating lease liability	77	68
Other deferred credits	466	331
Total deferred credits and other liabilities	2,892	2,138
Commitments and contingencies (Note K)
Equity (Note G)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at September 30, 2023, and December 31, 2022	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 582,536,892 shares at September 30, 2023; issued 474,916,234 shares and outstanding 447,157,771 shares at December 31, 2022	6	5
Paid-in capital	16,315	7,253
Accumulated other comprehensive loss (Note H)	(68)	(108)
Retained earnings	737	50
Treasury stock, at cost: 27,176,942 shares at September 30, 2023, and 27,758,463 shares at December 31, 2022	(691)	(706)
Total equity	16,299	6,494
Total liabilities and equity	$43,939	$24,379
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2023	2022
	(Millions of dollars)
Operating activities
Net income	$1,971	$1,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509	469
Equity in net earnings from investments	(132)	(111)
Distributions received from unconsolidated affiliates	134	110
Deferred income taxes	599	345
Medford settlement gain	(779)	—
Medford settlement proceeds	502	—
Other, net	79	46
Changes in assets and liabilities:
Accounts receivable	153	(260)
Inventories, net of commodity imbalances	(104)	(165)
Accounts payable	38	296
Other assets and liabilities, net	(57)	(101)
Cash provided by operating activities	2,913	1,866
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(992)	(886)
Cash paid for Magellan Acquisition, net of cash acquired	(5,008)	—
Contributions to unconsolidated affiliates	(111)	(2)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	18	18
Medford settlement proceeds	328	—
Other, net	6	6
Cash used in investing activities	(5,759)	(864)
Financing activities
Dividends paid	(1,283)	(1,253)
Short-term borrowings, net	—	901
Issuance of long-term debt, net of discounts	5,298	120
Debt financing costs	(71)	(1)
Repayment of long-term debt	(1,040)	(896)
Other, net	6	3
Cash provided by (used in) financing activities	2,910	(1,126)
Change in cash and cash equivalents	64	(124)
Cash and cash equivalents at beginning of period	220	146
Cash and cash equivalents at end of period	$284	$22
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	—	5	7,253
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $0.955 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	10
June 30, 2023	20,000	474,916,234	—	5	7,270
Net income	—	—	—	—	—
Other comprehensive income (Note H)	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Magellan Acquisition consideration	—	134,797,600	—	1	9,061
Common stock issued	—	—	—	—	3
Common stock dividends - $0.955 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	(19)
September 30, 2023	20,000	609,713,834	$—	$6	$16,315

January 1, 2022	20,000	474,916,234	$—	$5	$7,214
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(6)
Common stock dividends - $0.935 per share	—	—	—	—	(26)
Other, net	—	—	—	—	(5)
March 31, 2022	20,000	474,916,234	—	5	7,177
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $0.935 per share	—	—	—	—	(4)
Other, net	—	—	—	—	10
June 30, 2022	20,000	474,916,234	—	5	7,190
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	4
Common stock dividends - $0.935 per share	—	—	—	—	13
Other, net	—	—	—	—	11
September 30, 2022	20,000	474,916,234	$—	$5	$7,218

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income (Note H)	9	—	—	9
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share (Note G)	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	(99)	672	(699)	7,132
Net income	—	468	—	468
Other comprehensive income (Note H)	24	—	—	24
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	6	13
Common stock dividends - $0.955 per share (Note G)	—	(429)	—	(429)
Other, net	—	—	—	10
June 30, 2023	(75)	711	(693)	7,218
Net income	—	454	—	454
Other comprehensive income (Note H)	7	—	—	7
Preferred stock dividends - $13.75 per share (Note G)	—	(1)	—	(1)
Magellan Acquisition consideration	—	—	—	9,062
Common stock issued	—	—	2	5
Common stock dividends - $0.955 per share (Note G)	—	(427)	—	(427)
Other, net	—	—	—	(19)
September 30, 2023	$(68)	$737	$(691)	$16,299

January 1, 2022	$(472)	$—	$(732)	$6,015
Net income	—	391	—	391
Other comprehensive income	4	—	—	4
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	12	6
Common stock dividends - $0.935 per share	—	(391)	—	(417)
Other, net	—	—	—	(5)
March 31, 2022	(468)	—	(720)	5,994
Net income	—	414	—	414
Other comprehensive income	101	—	—	101
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	7	14
Common stock dividends - $0.935 per share	—	(414)	—	(418)
Other, net	—	—	—	10
June 30, 2022	(367)	—	(713)	6,115
Net income	—	432	—	432
Other comprehensive income	167	—	—	167
Preferred stock dividends - $13.75 per share	—	(1)	—	(1)
Common stock issued	—	—	2	6
Common stock dividends - $0.935 per share	—	(431)	—	(418)
Other, net	—	—	—	11
September 30, 2022	$(200)	$—	$(711)	$6,312
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2023, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines and Natural Gas Liquids reporting units were not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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

B.    MAGELLAN ACQUISITION

On September 25, 2023, we completed the previously announced agreement to acquire all the outstanding common units of Magellan in a cash-and-stock transaction. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies as a combined entity. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. In connection with the underwritten public offering, we terminated the undrawn commitment letter for the $5.25 billion unsecured 364-day bridge loan facility. For additional information on our long-term debt, see Note F.

Magellan’s operations are principally composed of transportation, storage and distribution of Refined Products, certain NGLs and crude oil. The assets acquired consist of an approximately 9,800-mile Refined Products pipeline system with 54 terminals, including one marine storage terminal, and crude oil infrastructure with approximately 1,000 miles of pipelines, one condensate splitter and three storage terminals. We also acquired ownership interests in Magellan’s eight unconsolidated affiliates. In conjunction with the Magellan Acquisition, Magellan’s results of operations will be reported within our new Refined Products and Crude segment, consistent with how information is presented to our chief operating decision maker.

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. The purchase price allocation presented below is preliminary, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed. Management is also evaluating certain assumptions of assets acquired and liabilities assumed and may adjust the allocation in subsequent periods. The final valuation will be completed no later than one year from the acquisition date.

The following tables set forth the acquisition consideration and preliminary purchase price allocation of assets acquired and liabilities assumed:

At September 25, 2023
(Millions of dollars and shares/units, except per share/unit data)
Magellan public common units outstanding	202.1
Cash consideration per Magellan unit	$25.00
Cash consideration	$5,052
Magellan public common units outstanding	202.1
ONEOK exchange ratio per Magellan unit	0.667
Shares of ONEOK common stock issued	134.8
ONEOK common stock closing price on September 25, 2023	$66.54
Fair value of common stock issued	$8,969
Fair value of Magellan replacement equity awards	93
Equity consideration	$9,062
Total consideration	$14,114

At September 25, 2023
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$44
Accounts receivables, net	245
Inventories	348
Other current assets	65
Property, plant and equipment	11,562
Investments in unconsolidated affiliates	909
Intangible assets	645
Other assets	112
Total assets acquired	13,930
Liabilities assumed:
Accounts payable	221
Other current liabilities	533
Long-term debt, excluding current maturities	4,013
Other deferred credits and liabilities	203
Total liabilities assumed	4,970
Total identifiable net assets	8,960
Goodwill	5,154
Total purchase price	$14,114

Property, plant and equipment:
Property, plant and equipment consists primarily of pipeline, pipeline-related equipment, storage tanks and processing equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
The preliminary value of net identifiable intangible assets relates to contract-based customer relationships that will be amortized over the period of expected benefit.

Long-term debt, excluding current maturities:
We assumed the outstanding debt of Magellan and utilized publicly traded prices to estimate the fair value. The debt comprises senior unsecured obligations with varying maturities and interest rates as outlined in Note F. Recognizing the debt at its acquisition date fair value resulted in a discount from the notional value. The discount will be amortized into interest expense over the remaining life of the debt.

Other deferred credits and liabilities:
Magellan’s pension and postretirement benefit net liabilities of $71 million were assumed in conjunction with the Magellan Acquisition. These defined benefit plans are composed of two pension plans, including one for non-union employees and one for union employees, as well as a postretirement welfare benefit plan for certain employees.

Goodwill:
The following table sets forth the amounts of goodwill by segment for the periods indicated:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total
	(Millions of dollars)
Gross goodwill	$153	$371	$157	$—	$681
Accumulated impairment losses	(153)	—	—	—	(153)
December 31, 2022	—	371	157	—	528
Acquisitions (a)	—	—	—	5,154	5,154
September 30, 2023	$—	$371	$157	$5,154	$5,682
(a) - Goodwill from the Magellan Acquisition primarily represents expected commercial and cost synergies and is expected to be fully deductible for tax purposes. Allocation is preliminary and may be updated as we continue to evaluate the benefits of expected commercial and cost synergies to reporting units.

Results of Operations
The results of operations attributable to the Magellan Acquisition have been included in our Consolidated Financial Statements since the date of the acquisition through September 30, 2023. Revenue and net income attributable to the assets acquired for the period September 25, 2023, through September 30, 2023, were $72 million and $29 million, respectively.

For the nine months ended September 30, 2023, we recognized approximately $154 million of transaction costs associated with the Magellan Acquisition, as outlined in the table below. These non-recurring costs are primarily related to advisory fees, severance and settlement of share-based awards for certain Magellan employees, as well as bridge facility commitment fees. The following table sets forth the impact of acquisition related transaction costs in our Consolidated Statements of Income as of the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
	(Millions of dollars)
Transaction costs	$123	$133
Interest expense	13	21
Total	$136	$154

Pro Forma Financial Information
The following table sets forth the unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2023 and 2022, as if we had completed the Magellan Acquisition on January 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Millions of dollars)
Revenue	$4,850	$6,723	$14,764	$19,548
Net income	$572	$596	$2,364	$1,336

The summarized unaudited pro forma information reflects the following adjustments:

•Reflects depreciation and amortization based on the preliminary fair values of property, plant and equipment, and intangible assets;

•Reflects $136 million and $154 million of non-recurring transaction costs incurred for the three and nine months ended September 30, 2023, respectively, that were reclassified and included in pro forma net income for the nine months ended September 30, 2022, as if they had been incurred on January 1, 2022;
•Reflects interest expense related to the underwritten public offering of $5.25 billion senior unsecured notes used to fund the cash consideration and other costs related to the Magellan Acquisition;
•Reflects the amortization of the debt discount to fair value of the Magellan long-term debt assumed;
•Reflects the amortization of excess fair value of the replacement share-based awards;
•Reflects the income tax effect of the pro forma adjustments; and
•Excludes the impact of historical activity between ONEOK and Magellan.

The unaudited pro forma financial information for the nine months ended September 30, 2023, includes a one-time operational gain of $779 million related to insurance proceeds on the Medford incident. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our operating results that would have occurred had the transaction been completed at the beginning of the period presented, nor is it necessarily indicative of future results.

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

Magellan Acquisition - Included in our commodity derivative contracts are exchange-traded, exchange cleared and over-the-counter derivative contracts related to Refined Products, certain NGLs and crude oil. The exchange-traded contracts are valued based on quoted prices in active markets and are classified within Level 1 of our fair value hierarchy. The exchange cleared and over-the-counter derivatives are valued based on significant observable pricing inputs including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence and are classified within Level 2 of our fair value hierarchy.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	September 30, 2023
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$49	$67	$—	$116	$(81)	$35
Total derivative assets	$49	$67	$—	$116	$(81)	$35
Derivative liabilities
Commodity contracts	$(16)	$(68)	$—	$(84)	$81	$(3)
Total derivative liabilities	$(16)	$(68)	$—	$(84)	$81	$(3)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2023, we held no cash and posted cash of $43 million with various counterparties, which is included in other current assets in our Consolidated Balance Sheet.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2023	2022	2023	2022
	(Millions of dollars)
Net liabilities at beginning of period	$—	$(110)	$—	$(114)
Total changes in fair value:
Settlements included in net income (a)	—	39	—	79
New Level 3 derivatives included in other comprehensive income (b)	—	—	—	73
Unrealized change included in other comprehensive income (b)	—	122	—	13
Net assets at end of period	$—	$51	$—	$51
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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market. We have investments associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily are composed of mutual funds, municipal bonds and other fixed income securities classified as Level 1 and Level 2.

The estimated fair value of our consolidated long-term debt, including current maturities, was $19.8 billion and $12.7 billion at September 30, 2023, and December 31, 2022, respectively. The book value of our consolidated long-term debt, including current maturities, was $22.0 billion and $13.6 billion at September 30, 2023, and December 31, 2022, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.    RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-management Activities - We are sensitive to changes in natural gas, NGLs and crude oil prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. As a result of the Magellan Acquisition, we are also sensitive to changes in Refined Product prices. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, NGLs, Refined Products, condensate and crude oil purchases and sales; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs, Refined Products, condensate and crude oil. We may use commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of our forecasted purchases and sales of commodities.

In our Refined Products and Crude segment, we implemented effective hedging strategies for a substantial portion of the segment’s commodity derivative financial instruments that qualify as cash flow hedges for accounting purposes. Changes in the fair value of commodity derivative instruments not designated as a hedge were immaterial for the period September 25, 2023, through September 30, 2023, and are recorded currently in earnings.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the second quarter 2023, we entered into $1.1 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter 2023, we settled all of our $1.1 billion Treasury locks related to our underwritten public offering of $5.25 billion senior unsecured notes associated with the Magellan Acquisition resulting in a gain of $43 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. All of our Treasury locks were designated as cash flow hedges.

Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In the third quarter 2023, we settled all of our $0.4 billion forward-starting interest-rate swaps related to our underwritten public offerings of $5.25 billion senior unsecured notes associated with the Magellan Acquisition resulting in a gain of $44 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. All of our interest-rate swaps were designated as cash flow hedges.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		September 30, 2023		December 31, 2022
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)	Other current assets	$104	$(79)	$160	$(123)
	Other assets	—	—	6	(1)
Interest-rate contracts	Other current assets	—	—	11	—
Total derivatives designated as hedging instruments		104	(79)	177	(124)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets/liabilities	12	(5)	1	(1)
Total derivatives not designated as hedging instruments		12	(5)	1	(1)
Total derivatives		$116	$(84)	$178	$(125)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		September 30, 2023	December 31, 2022
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures	(18.8)	(39.3)
- Refined Products, crude oil and NGLs (MMBbl)	Futures	(13.8)	(8.4)
Basis
- Natural gas (Bcf)	Futures	(19.4)	(39.3)
Interest-rate contracts (Billions of dollars)	Swaps	$—	$0.4

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures	—	(0.1)
- Refined Products, crude oil and NGLs (MMBbl)	Futures and swaps	(1.9)	0.1
Basis
- Natural gas (Bcf)	Futures	—	(0.1)
- Refined Products, crude oil and NGLs (MMBbl)	Futures and swaps	(0.1)	—

Cash Flow Hedges - The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Millions of dollars)
Commodity contracts	$(37)	$69	$57	$(139)
Interest-rate contracts	52	69	54	213
Total unrealized change in fair value of cash flow hedges in other comprehensive income	$15	$138	$111	$74

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2023	2022	2023	2022
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$31	$(78)	$149	$(546)
	Cost of sales and fuel	(15)	18	(75)	328
Interest-rate contracts	Interest expense	(5)	(10)	(16)	(29)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$11	$(70)	$58	$(247)

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

F.    DEBT
The following table sets forth our consolidated debt as of the dates indicated:

	September 30, 2023	December 31, 2022
	(Millions of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$425 at 5.0% due September 2023	—	425
$500 at 7.5% due September 2023	—	500
$500 at 2.75% due September 2024	500	500
$250 at 3.2% due March 2025 (b)	250	—
$500 at 4.9% due March 2025	500	500
$400 at 2.2% due September 2025	387	387
$600 at 5.85% due January 2026	600	600
$650 at 5.0% due March 2026 (b)	650	—
$750 at 5.55% due November 2026	750	—
$500 at 4.0% due July 2027	500	500
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$750 at 5.65% due November 2028	750	—
$700 at 4.35% due March 2029	700	700
$750 at 3.4% due September 2029	714	714
$850 at 3.1% due March 2030	780	780
$500 at 3.25% due June 2030 (b)	500	—
$500 at 5.8% due November 2030	500	—
$600 at 6.35% due January 2031	600	600
$750 at 6.1% due November 2032	750	750
$1,500 at 6.05% due September 2033	1,500	—
$400 at 6.0% due June 2035	400	400
$600 at 6.65% due October 2036	600	600
$250 at 6.4% due May 2037 (b)	250	—
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$250 at 4.2% due December 2042 (b)	250	—
$400 at 6.2% due September 2043	400	400
$550 at 5.15% due October 2043 (b)	550	—
$250 at 4.2% due March 2045 (b)	250	—
$500 at 4.25% due September 2046 (b)	500	—
$700 at 4.95% due July 2047	689	689
$500 at 4.2% due October 2047 (b)	500	—
$1,000 at 5.2% due July 2048	1,000	1,000
$500 at 4.85% due February 2049 (b)	500	—
$750 at 4.45% due September 2049	653	673
$500 at 4.5% due March 2050	443	443
$800 at 3.95% due March 2050 (b)	800	—
$300 at 7.15% due January 2051	300	300
$1,750 at 6.625% due September 2053	1,750	—
Guardian $120 term loan, rate of 6.54% as of September 30, 2023, due June 2025	120	120
Viking $60 term loan, rate of 6.67% as of September 30, 2023, due March 2026	60	—
Total debt	23,096	13,731
Unamortized debt discounts	(1,029)	(35)
Unamortized debt issuance costs and terminated swaps	(117)	(75)
Current maturities of long-term debt	(500)	(925)
Long-term debt	$21,450	$12,696
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.
(b) - Debt assumed in the Magellan Acquisition. Amounts are presented at face value with discount to fair value included in unamortized debt discounts.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement, which expires in 2027, is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing twelve months of consolidated adjusted EBITDA of the acquired business. In the third quarter 2023, we completed the Magellan Acquisition, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the third quarter 2023 and the two following quarters. Thereafter, the covenant will decrease to 5.0 to 1. At September 30, 2023, we had no outstanding borrowings, our ratio of indebtedness to adjusted EBITDA was 3.7 to 1 and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Issuances - In August 2023, we completed an underwritten public offering of $5.25 billion senior unsecured notes consisting of $750 million, 5.55% senior notes due 2026; $750 million, 5.65% senior notes due 2028; $500 million, 5.80% senior notes due 2030; $1.5 billion, 6.05% senior notes due 2033; and $1.75 billion, 6.625% senior notes due 2053. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $5.2 billion. The net proceeds were used to fund the cash consideration and other costs related to the Magellan Acquisition.

Debt Repayments - In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Debt Guarantees - ONEOK, ONEOK Partners, Magellan and the Intermediate Partnership have cross guarantees in place for ONEOK’s, ONEOK Partners’ and Magellan’s indebtedness. The Guardian Term Loan Agreement and Viking Term Loan Agreement are not guaranteed by ONEOK, ONEOK Partners, Magellan or the Intermediate Partnership.

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured Term Loan Agreement, which is fully drawn. The proceeds were used to repay intercompany debt with ONEOK and for general corporate purposes. The Viking Term Loan Agreement matures in March 2026 and bears interest at Term SOFR plus an applicable margin. As of September 30, 2023, Viking was in compliance with all covenants under the Viking Term Loan Agreement.

G.    EQUITY

Equity Issuances - On September 25, 2023, we completed the previously announced agreement to acquire all the outstanding common units of Magellan in a cash-and-stock transaction. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2023, May 2023 and August 2023 were $0.955 per share. A common stock dividend of $0.955 per share was declared for shareholders of record at the close of business on November 1, 2023, payable November 14, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2023, May 2023 and August 2023. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable November 14, 2023.

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated, net of tax:

	Risk- Management Assets/Liabilities	Retirement and Other Postretirement Benefit Plan Obligations (a)	Risk- Management Assets/Liabilities of Unconsolidated Affiliates	Accumulated Other Comprehensive Loss
	(Millions of dollars)
January 1, 2023	$(58)	$(55)	$5	$(108)
Other comprehensive income before reclassifications	86	—	—	86
Amounts reclassified to net income (b)	(44)	3	(5)	(46)
Other comprehensive income (loss)	42	3	(5)	40
September 30, 2023	$(16)	$(52)	$—	$(68)
(a) - Includes amounts related to supplemental executive retirement plan.
(b) - See Note E for details of amounts reclassified to net income for risk-management assets/liabilities.

The following table sets forth information about the balance of accumulated other comprehensive loss at September 30, 2023, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Millions of dollars)
Commodity derivative instruments expected to be realized within the next 27 months (a)	$19
Settled interest-rate swaps and Treasury locks to be recognized over the life of the long-term, fixed-rate debt (b)	(35)
Accumulated other comprehensive loss at September 30, 2023	$(16)
(a) - Based on commodity prices on September 30, 2023, we expect net gains of $19 million, net of tax, will be reclassified into earnings during the next 12 months. The remaining forecasted gains and losses have offsetting positions and are immaterial.
(b) - We expect net losses of $15 million, net of tax, will be reclassified into earnings during the next 12 months.

The remaining balance in accumulated other comprehensive loss relates to our retirement and other postretirement benefit plan obligations, which are expected to be amortized over the average remaining service period of employees participating in these plans.

I.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$453	457.3	$0.99
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$453	458.2	$0.99

	Three Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$431	447.7	$0.96
Diluted EPS
Effect of dilutive securities	—	0.5
Net income available for common stock and common stock equivalents	$431	448.2	$0.96

	Nine Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,970	451.2	$4.37
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,970	452.1	$4.36

	Nine Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,236	447.4	$2.76
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,236	448.3	$2.76

J.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Millions of dollars)
Northern Border	$20	$17	$58	$53
Overland Pass	17	10	39	23
Roadrunner	10	10	32	28
Other (a)	2	2	3	7
Equity in net earnings from investments	$49	$39	$132	$111
(a) - Includes equity in net earnings for the acquired investments from the Magellan Acquisition from the period September 25, 2023 through September 30, 2023.

We incurred expenses in transactions with unconsolidated affiliates of $33 million and $26 million for the three months ended September 30, 2023 and 2022, respectively, and $88 million and $56 million for the nine months ended September 30, 2023 and 2022, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

We are the operator of Roadrunner, and as a result of the Magellan Acquisition, we are also the operator of BridgeTex, HoustonLink, MVP, Powder Springs, Saddlehorn, Texas Frontera and the pipeline activities of Seabrook. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material. In the second quarter 2023, we made an equity contribution of $105 million to Roadrunner, which in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt.

K.    COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, fractionation, transportation and storage of natural gas, NGLs, condensate, Refined Products, crude oil and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management does not believe that, based on currently known information, a material risk of noncompliance with these laws and regulations exists that will affect adversely our consolidated results of operations, financial condition or cash flows.

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

L.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2022 (a)	$52
Revenue recognized included in beginning balance	(22)
Net additions (b)	141
Balance at September 30, 2023 (c)	$171
(a) - Contract liabilities of $23 million and $29 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Net additions include increases due to the Magellan Acquisition, which are primarily related to customer prepayments for services.
(c) - Contract liabilities of $128 million and $43 million are included in the other current liabilities and other deferred credits, respectively in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2023, and December 31, 2022, relate to customer receivables. Revenue sources are disaggregated in Note M.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2023, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 21 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2023	$291
2024	1,125
2025	873
2026	708
2027 and beyond	2,281
Total	$5,278

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

M.    SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments as follows:
•    our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;
•    our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes Purity NGLs;
•    our Natural Gas Pipelines segment transports and stores natural gas; and
•    our Refined Products and Crude segment transports, stores and distributes Refined Products, certain NGLs and crude oil, as well as conducts certain commodity-related activities including liquids blending, fractionation and marketing activities. This new reportable business segment was added in conjunction with the Magellan Acquisition that closed on September 25, 2023. Results of operations for this business segment are included below for the period September 25, 2023, through September 30, 2023.

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Refined Products and Crude (d)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$641	$3,432	$—	$—	$4,073
Residue natural gas sales	279	—	3	—	282
Gathering, processing and exchange service revenue	36	150	—	—	186
Transportation and storage revenue	—	48	143	—	191
Other	9	4	—	72	85
Total revenues (c)	965	3,634	146	72	4,817

Cost of sales and fuel (exclusive of depreciation and operating costs)	(527)	(2,875)	(2)	(22)	(3,426)
Operating costs	(119)	(168)	(51)	(13)	(351)
Equity in net earnings from investments	—	17	29	3	49
Noncash compensation expense and other	3	6	3	—	12
Segment adjusted EBITDA	$322	$614	$125	$40	$1,101

Depreciation and amortization	$(68)	$(85)	$(17)	$(6)	$(176)
Capital expenditures	$126	$189	$70	$1	$386
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $756 million, of which $696 million related to revenues within the segment, cost of sales and fuel of $240 million and operating costs of $93 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $107 million, cost of sales and fuel of $8 million and operating costs of $42 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $620 million. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.
(d) - Disaggregation of revenue for our Refined Products and Crude segment is preliminary and will be updated as we continue to evaluate these contracts.

Three Months Ended September 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,073	$(624)	$3,449
Residue natural gas sales	282	—	282
Gathering, processing and exchange services revenue	186	—	186
Transportation and storage revenue	191	(3)	188
Other	85	(1)	84
Total revenues (a)	$4,817	$(628)	$4,189

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,426)	$627	$(2,799)
Operating costs	$(351)	$(1)	$(352)
Depreciation and amortization	$(176)	$(1)	$(177)
Equity in net earnings from investments	$49	$—	$49
Capital expenditures	$386	$12	$398
(a) - Noncustomer revenue for the three months ended September 30, 2023, totaled $18 million related primarily to gains from derivatives on commodity sales contracts.

Three Months Ended September 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$991	$4,749	$—	$5,740
Residue natural gas sales	824	—	3	827
Gathering, processing and exchange services revenue	36	139	—	175
Transportation and storage revenue	—	40	134	174
Other	8	3	—	11
Total revenues (c)	1,859	4,931	137	6,927

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,461)	(4,317)	(4)	(5,782)
Operating costs	(98)	(144)	(44)	(286)
Equity in net earnings from investments	2	11	26	39
Noncash compensation expense and other	2	4	2	8
Segment adjusted EBITDA	$304	$485	$117	$906

Depreciation and amortization	$(65)	$(76)	$(16)	$(157)
Capital expenditures	$104	$169	$40	$313
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $672 million, of which $621 million related to revenues within the segment, cost of sales and fuel of $205 million and operating costs of $84 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $102 million, cost of sales and fuel of $12 million and operating costs of $37 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $1.0 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Three Months Ended September 30, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$5,740	$(1,006)	$4,734
Residue natural gas sales	827	—	827
Gathering, processing and exchange services revenue	175	—	175
Transportation and storage revenue	174	(2)	172
Other	11	(5)	6
Total revenues (a)	$6,927	$(1,013)	$5,914

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,782)	$1,009	$(4,773)
Operating costs	$(286)	$—	$(286)
Depreciation and amortization	$(157)	$—	$(157)
Equity in net earnings from investments	$39	$—	$39
Capital expenditures	$313	$14	$327
(a) - Noncustomer revenue for the three months ended September 30, 2022, totaled $(57) million related primarily to losses from derivatives on commodity sales contracts.

Nine Months Ended September 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Refined Products and Crude (d)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,835	$10,103	$—	$—	$11,938
Residue natural gas sales	1,066	—	28	—	1,094
Gathering, processing and exchange services revenue	109	414	—	—	523
Transportation and storage revenue	—	143	434	—	577
Other	22	9	1	72	104
Total revenues (c)	3,032	10,669	463	72	14,236

Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,787)	(8,597)	(17)	(22)	(10,423)
Operating costs	(339)	(481)	(145)	(13)	(978)
Equity in net earnings from investments	1	39	89	3	132
Noncash compensation expense	13	20	5	—	38
Other	(1)	775	1	—	775
Segment adjusted EBITDA	$919	$2,425	$396	$40	$3,780

Depreciation and amortization	$(202)	$(248)	$(50)	$(6)	$(506)
Investments in unconsolidated affiliates	$26	$417	$440	$911	$1,794
Total assets	$6,976	$14,988	$2,433	$19,185	$43,582
Capital expenditures	$308	$495	$155	$1	$959
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $2.1 billion, of which $1.9 billion related to revenues within the segment, cost of sales and fuel of $627 million and operating costs of $273 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $326 million, cost of sales and fuel of $31 million and operating costs of $121 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $1.8 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.
(d) - Disaggregation of revenue for our Refined Products and Crude segment is preliminary and will be updated as we continue to evaluate these contracts.

Nine Months Ended September 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$11,938	$(1,779)	$10,159
Residue natural gas sales	1,094	—	1,094
Gathering, processing and exchange services revenue	523	—	523
Transportation and storage revenue	577	(7)	570
Other	104	(8)	96
Total revenues (a)	$14,236	$(1,794)	$12,442

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(10,423)	$1,795	$(8,628)
Operating costs	$(978)	$(3)	$(981)
Depreciation and amortization	$(506)	$(3)	$(509)
Equity in net earnings from investments	$132	$—	$132
Investments in unconsolidated affiliates	$1,794	$1	$1,795
Total assets	$43,582	$357	$43,939
Capital expenditures	$959	$33	$992
(a) - Noncustomer revenue for the nine months ended September 30, 2023, totaled $160 million related primarily to gains from derivatives on commodity sales contracts.

Nine Months Ended September 30, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$3,034	$14,308	$—	$17,342
Residue natural gas sales	2,035	—	30	2,065
Gathering, processing and exchange services revenue	104	415	—	519
Transportation and storage revenue	—	127	387	514
Other	18	8	1	27
Total revenues (c)	5,191	14,858	418	20,467

Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,148)	(12,949)	(22)	(17,119)
Operating costs	(289)	(416)	(126)	(831)
Equity in net earnings from investments	5	25	81	111
Noncash compensation expense and other	12	12	6	30
Segment adjusted EBITDA	$771	$1,530	$357	$2,658

Depreciation and amortization	$(193)	$(226)	$(47)	$(466)
Investments in unconsolidated affiliates	$28	$414	$362	$804
Total assets	$7,079	$14,987	$2,205	$24,271
Capital expenditures	$321	$445	$82	$848
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $1.9 billion, of which $1.7 billion related to revenues within the segment, cost of sales and fuel of $503 million and operating costs of $241 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $329 million, cost of sales and fuel of $40 million and operating costs of $108 million.
(c) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for our Natural Gas Gathering and Processing segment totaled $3.1 billion. Intersegment revenues for our Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Nine Months Ended September 30, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$17,342	$(3,096)	$14,246
Residue natural gas sales	2,065	—	2,065
Gathering, processing and exchange services revenue	519	—	519
Transportation and storage revenue	514	(6)	508
Other	27	(10)	17
Total revenues (a)	$20,467	$(3,112)	$17,355

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(17,119)	$3,102	$(14,017)
Operating costs	$(831)	$4	$(827)
Depreciation and amortization	$(466)	$(3)	$(469)
Equity in net earnings from investments	$111	$—	$111
Investments in unconsolidated affiliates	$804	$—	$804
Total assets	$24,271	$168	$24,439
Capital expenditures	$848	$38	$886
(a) - Noncustomer revenue for the nine months ended September 30, 2022, totaled $(364) million related primarily to losses from derivatives on commodity sales contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Millions of dollars)
Reconciliation of net income to total segment adjusted EBITDA
Net income	$454	$432	$1,971	$1,237
Add:
Interest expense, net of capitalized interest	215	167	561	510
Depreciation and amortization	177	157	509	469
Income taxes	141	132	616	385
Noncash compensation expense and other	14	14	32	51
Other corporate costs (b)	100	4	91	6
Total segment adjusted EBITDA (a)	$1,101	$906	$3,780	$2,658
(a) - The nine months ended September 30, 2023 includes $667 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs.
(b) - Includes costs related to the Magellan Acquisition of $123 million, offset partially by interest income of $26 million for the three months ended September 30, 2023, and costs related to the Magellan Acquisition of $133 million, offset partially by interest income of $42 million for the nine months ended September 30, 2023.

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

Magellan Acquisition - On September 25, 2023, we completed the previously announced agreement to acquire all the outstanding common units of Magellan in a cash-and-stock transaction. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies as a combined entity. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes.

For additional information on the Magellan Acquisition, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report. See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the Magellan Acquisition. Additional information regarding the financial results and operating information of our Refined Products and Crude segment subsequent to the closing of the Magellan Acquisition is provided in “Financial Results and Operating Information”.

Market Conditions and Business Update - We experienced increased volumes across our system in the third quarter 2023, compared with the third quarter 2022, highlighting our extensive and integrated assets that are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be more than 85% fee-based in 2023. While our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, we have direct commodity price exposure related primarily to fee with POP contracts, and we have hedged approximately 70% of our forecasted equity volumes for the remainder of 2023. In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand, changes in gas-to-oil ratios and normal volumetric well declines. Our Refined Products and Crude segment is exposed to volumetric risk due to demand for Refined Products and crude oil in the markets we serve. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to nearly all of our capacity being subscribed under long-term, firm fee-based contracts.

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

The Medford incident resulted in an increase in operating income and adjusted EBITDA of $697 million due to a favorable impact of $667 million in the nine months ended September 30, 2023, from the settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs compared with an approximately $30 million unfavorable impact of the 45-day waiting period in the nine months ended September 30, 2022. We expect our cash from operations in the remainder of 2023 and in 2024 to be impacted by incurred costs resulting from the Medford incident for which we no longer receive business interruption proceeds.

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

Natural Gas - In our Natural Gas Gathering and Processing segment, processed volumes increased in the third quarter 2023, compared with the third quarter 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions.

In our Natural Gas Pipelines segment, as a result of recently completed expansion projects, we fully subscribed an additional 4 Bcf of our existing storage capacity in Oklahoma through 2027, with 90% subscribed through 2029. In addition, we are nearing the completion of the electrification of certain compression assets on Viking to improve the reliability of our operations while lowering our Scope 1 emissions from this equipment. Viking is seeking to recover its investment in the project through a proposed increase in rates filed in July 2023.

NGLs - In our Natural Gas Liquids segment, we benefited from increased volumes in the third quarter 2023, compared with the third quarter 2022, due primarily to increased production across our integrated system.

We have begun initial work, primarily on long lead time components, for two NGL pipeline expansion projects. Activities are underway to complete the looping of the West Texas NGL pipeline, which will more than double our NGL capacity out of the Permian Basin. The full loop is expected to be in service in the first quarter of 2025. We also are taking steps towards expanding the Elk Creek pipeline to 400 MBbl/d to provide capacity for growing volumes in the Rocky Mountain region.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system increased 35 MBbl/d to an average of 490 MBbl/d in the third quarter 2023, compared with an average of 455 MBbl/d in the third quarter 2022, due primarily to changes in ethane extraction economics. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that could be recovered and transported on our system.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Completion
Natural Gas Gathering and Processing		(In millions)
Demicks Lake III plant	200 MMcf/d processing plant in the core of the Williston Basin	$188	Completed
Natural Gas Liquids
MB-5 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$750	Completed
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	First Quarter 2025
West Texas NGL pipeline expansion	Increase capacity to 740 MBbl/d in the Permian Basin	$520	First Quarter 2025
Natural Gas Pipelines
Viking compression	Upgrade reliability of certain compressor assets	$95	Fourth Quarter 2023
(a) - Excludes capitalized interest/AFUDC.

Debt Issuances - In August 2023, we completed an underwritten public offering of $5.25 billion senior unsecured notes consisting of $750 million, 5.55% senior notes due 2026; $750 million, 5.65% senior notes due 2028; $500 million, 5.80% senior notes due 2030; $1.5 billion, 6.05% senior notes due 2033; and $1.75 billion, 6.625% senior notes due 2053. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $5.2 billion. The net proceeds were used to fund the cash consideration and other costs related to the Magellan Acquisition.

Debt Repayments - In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Dividends - In February, May and August 2023, we paid a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $0.955 per share ($3.82 per share on an annualized basis) in October 2023. The quarterly common stock dividend will be paid November 14, 2023, to shareholders of record at the close of business on November 1, 2023.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2023, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines and Natural Gas Liquids reporting units was not less than their respective carrying value, that no further testing was necessary, and that goodwill was not considered impaired.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,760	$5,564	$11,287	$16,320	(1,804)	(5,033)
Services	429	350	1,155	1,035	79	120
Total revenues	4,189	5,914	12,442	17,355	(1,725)	(4,913)
Cost of sales and fuel (exclusive of items shown separately below)	2,799	4,773	8,628	14,017	(1,974)	(5,389)
Operating costs	352	286	981	827	66	154
Depreciation and amortization	177	157	509	469	20	40
Transaction costs	123	—	133	—	123	133
Other operating (income) expense, net	(1)	(2)	(782)	(9)	(1)	773
Operating income	$739	$700	$2,973	$2,051	39	922
Equity in net earnings from investments	$49	$39	$132	$111	10	21
Interest expense, net of capitalized interest	$(215)	$(167)	$(561)	$(510)	48	51
Net income	$454	$432	$1,971	$1,237	22	734
Diluted EPS	$0.99	$0.96	$4.36	$2.76	0.03	1.60
Adjusted EBITDA	$1,001	$902	$3,689	$2,652	99	1,037
Capital expenditures	$398	$327	$992	$886	71	106
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $39 million for the three months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•Natural Gas Liquids - an increase of $76 million in exchange services due primarily to higher volumes across our system, and an increase of $67 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory;
•Natural Gas Gathering and Processing - an increase of $54 million from higher volumes in the Rocky Mountain and Mid-Continent regions, offset partially by $14 million due primarily to lower realized NGL prices, net of hedging;
•Refined Products and Crude - an increase due to the impact of the Magellan Acquisition for the period of September 25, 2023, through September 30, 2023; and
•Natural Gas Pipelines - an increase of $9 million in transportation and storage services due primarily to higher firm and interruptible transportation volumes and higher firm storage volumes; offset by
•Consolidated Operating and Transaction Costs - an increase of $189 million due primarily to transaction costs related to the Magellan Acquisition, higher employee-related costs and outside services due to the growth of our operations and higher property insurance premiums.

Operating income increased $922 million for the nine months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•Natural Gas Liquids - an increase of $697 million related to the Medford incident and an increase of $168 million in exchange services;

•Natural Gas Gathering and Processing - an increase of $151 million from higher volumes in the Rocky Mountain and Mid-Continent regions and an increase of $51 million due primarily to higher average fee rates;
•Refined Products and Crude - an increase due to the impact of the Magellan Acquisition for the period of September 25, 2023, through September 30, 2023; and
•Natural Gas Pipelines - an increase of $47 million in transportation and storage services due primarily to higher storage rates, higher firm and interruptible transportation volumes and higher short-term storage activity; offset by
•Consolidated Operating, Depreciation and Transaction Costs - an increase of $327 million due primarily to transaction costs related to the Magellan Acquisition, higher employee-related costs, outside services and depreciation expense due primarily to the growth of our operations, and higher property insurance premiums.

Net income and diluted EPS increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to the items discussed above, higher interest income due to both higher cash balances and higher interest rates, and higher equity in net earnings from investments, with the nine months ended September 30, 2023 favorably impacted by the mark-to-market of investments associated with certain benefit plan investments. These increases were offset partially by higher income taxes and higher interest expense due to both higher debt balances and by transaction costs included in interest expense related to bridge facility commitment fees.

Capital expenditures increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to our growth projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of condensate and NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are sold and delivered through NGL pipelines to fractionation facilities for further processing.

Our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based, but we have some direct commodity price exposure related primarily to fee with POP contracts. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. To mitigate the impact of this commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2023 and into 2024. This segment has substantial long-term acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, which helps to mitigate long-term volumetric risk.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$641	$991	$1,835	$3,034	(350)	(1,199)
Residue natural gas sales	279	824	1,066	2,035	(545)	(969)
Gathering, compression, dehydration and processing fees and other revenue	45	44	131	122	1	9
Cost of sales and fuel (exclusive of depreciation and operating costs)	(527)	(1,461)	(1,787)	(4,148)	(934)	(2,361)
Operating costs, excluding noncash compensation adjustments	(114)	(95)	(326)	(279)	19	47
Equity in net earnings from investments	—	2	1	5	(2)	(4)
Other	(2)	(1)	(1)	2	(1)	(3)
Adjusted EBITDA	$322	$304	$919	$771	18	148
Capital expenditures	$126	$104	$308	$321	22	(13)
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $18 million for the three months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $54 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions; offset by
•an increase of $19 million in operating costs due primarily to higher employee-related costs, outside services and materials and supplies expense due primarily to the growth of our operations and higher property insurance premiums; and
•a decrease of $14 million due primarily to lower realized NGL prices, net of hedging.

Adjusted EBITDA increased $148 million for the nine months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $151 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, and the impact of severe weather in the Rocky Mountain region in the second quarter 2022; and
•an increase of $51 million due primarily to higher average fee rates, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $47 million in operating costs due primarily to higher employee-related costs, outside services and materials and supplies expense due primarily to the growth of our operations and higher property insurance premiums.

Capital expenditures increased for the three months ended September 30, 2023, compared with the same period in 2022, due primarily to our routine growth projects. Capital expenditures decreased for the nine months ended September 30, 2023, compared with the same period in 2022, due primarily to our Demicks Lake III project completed in the first quarter 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2023	2022	2023	2022
Natural gas processed (BBtu/d) (b)	3,085	2,743	2,935	2,590
Average fee rate ($/MMBtu)	$1.17	$1.16	$1.17	$1.09
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, and the impact of severe weather in the Rocky Mountain region in the second quarter 2022.

Our average fee rate increased for the nine months ended September 30, 2023, compared with the same period in 2022, due primarily to inflation-based escalators in our contracts, and for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures or commodity prices relative to specified contractual thresholds.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store Purity NGLs, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports Refined Products, including unleaded gasoline and diesel.

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

In the nine months ended September 30, 2023, we connected one third-party natural gas processing plant in the Permian Basin and one affiliate natural gas processing plant in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,432	$4,749	$10,103	$14,308	(1,317)	(4,205)
Exchange service and other revenues	154	142	423	423	12	—
Transportation and storage revenues	48	40	143	127	8	16
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,875)	(4,317)	(8,597)	(12,949)	(1,442)	(4,352)
Operating costs, excluding noncash compensation adjustments	(161)	(139)	(461)	(399)	22	62
Equity in net earnings from investments	17	11	39	25	6	14
Other	(1)	(1)	775	(5)	—	780
Adjusted EBITDA	$614	$485	$2,425	$1,530	129	895
Capital expenditures	$189	$169	$495	$445	20	50
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $129 million for the three months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $76 million in exchange services due primarily to higher volumes across the system;
•an increase of $67 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory; and
•an increase of $8 million due to higher transportation and storage revenue; offset by
•an increase of $22 million in operating costs due primarily to higher employee-related costs and higher outside services due to the growth of our operations, and higher property insurance premiums; and
•a decrease of $5 million related to the Medford incident, due to $35 million in third-party fractionation costs in 2023 compared with an approximately $30 million unfavorable impact of the 45-day waiting period in 2022.

Adjusted EBITDA increased $895 million for the nine months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $697 million related to the Medford incident, due to a favorable impact of $667 million in 2023 from the settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs, compared with an approximately $30 million unfavorable impact of the 45-day waiting period in 2022;
•an increase of $168 million in exchange services due primarily to higher volumes in the Rocky Mountain region and Permian Basin, offset partially by narrower commodity price differentials and lower related volumes;
•an increase of $60 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory;
•an increase of $16 million due to higher transportation and storage revenue; and
•an increase of $14 million in equity in net earnings from investments due primarily to higher volumes delivered to the Overland Pass pipeline; offset by
•an increase of $62 million in operating costs due primarily to higher employee-related costs and higher outside services due to the growth of our operations, and higher property insurance premiums.

Capital expenditures increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to growth projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2023	2022	2023	2022
Raw feed throughput (MBbl/d) (a)	1,413	1,278	1,357	1,252
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.08	$0.03	$0.04	$0.04
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

Volumes increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region, offset partially by lower ethane volumes in the Rocky Mountain region. The three months ended September 30, 2023, also benefited from increased ethane volumes in the Mid-Continent region.

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

Capital Projects - Our Natural Gas Pipelines segment invests in growth projects that provide transportation and storage services to end users. In December 2022, our Saguaro Connector Pipeline LLC subsidiary filed a Presidential Permit application with the FERC to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector Pipeline, which would be owned and operated by ONEOK. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the pipeline is expected by year-end 2023.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2023 vs. 2022	2023 vs. 2022
Financial Results	2023	2022	2023	2022	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$106	$101	$315	$301	5	14
Storage revenues	37	33	119	86	4	33
Residue natural gas sales and other revenues	3	3	29	31	—	(2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2)	(4)	(17)	(22)	(2)	(5)
Operating costs, excluding noncash compensation adjustments	(49)	(43)	(140)	(122)	6	18
Equity in net earnings from investments	29	26	89	81	3	8
Other	1	1	1	2	—	(1)
Adjusted EBITDA	$125	$117	$396	$357	8	39
Capital expenditures	$70	$40	$155	$82	30	73
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Adjusted EBITDA increased $8 million for the three months ended September 30, 2023, compared with the same period in 2022, due primarily to an increase of $9 million in transportation and storage services due primarily to higher firm and interruptible transportation and higher firm storage volumes.
Adjusted EBITDA increased $39 million for the nine months ended September 30, 2023, compared with the same period in 2022, primarily as a result of the following:
•an increase of $47 million in transportation and storage services due primarily to higher storage rates on renegotiated contracts, higher firm and interruptible transportation volumes and higher short-term storage activity; offset by
•an increase of $18 million in operating costs due primarily to higher employee-related costs and outside services due to timing of maintenance activities and the growth of our operations.

Capital expenditures increased for the three and nine months ended September 30, 2023, compared with the same periods in 2022, due primarily to growth projects, including the Viking compression project.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2023	2022	2023	2022
Natural gas transportation capacity contracted (MDth/d)	7,704	7,318	7,684	7,367
Transportation capacity contracted	96%	92%	95%	93%
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

In July 2023, Viking filed a proposed increase in rates pursuant to Section 4 of the Natural Gas Act with the FERC. The FERC is currently reviewing the filing. While the ultimate outcome of the filing cannot be predicted, we do not expect it to materially impact our results of operations.

Refined Products and Crude

Overview - Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products, NGLs and crude oil, primarily throughout the central United States. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users. Our crude oil assets are strategically located to serve crude oil supply, trading and demand centers. Revenue is generated primarily through transportation tariffs on our pipelines, storage fees from our terminals, pipeline capacity fees and tolling fees from our condensate splitter. In addition, we earn revenue for terminalling and other services.

Property - Our Refined Products and Crude segment includes the following wholly owned assets:
•9,800 miles of Refined Product pipeline system beginning in the Texas Gulf coast and covering a 15-state area across the central U.S;
•54 Refined Product terminals with 47 MMBbl of storage capacity, including one marine storage terminal along the Houston Ship Channel;
•1,000 miles of crude oil pipelines, including the 450-mile Longhorn pipeline, with operating capacity of
275 MBbl/d from the Permian Basin to Houston, Texas, approximately 400 miles of pipeline in Kansas and
Oklahoma and an additional 100 miles in Texas;
•crude oil storage, primarily located in East Houston, Cushing and Corpus Christi, with combined storage capacity of 31 MMBbl; and
•one condensate splitter in Corpus Christi with 50 MBbl/d of capacity.

Unconsolidated Affiliates - Our Refined Products and Crude segment has the following unconsolidated affiliates:
•a 30% ownership interest in BridgeTex, which owns an approximately 400-mile crude oil pipeline with transport capacity of up to 440 MBbl/d that connects Permian Basin crude oil to our East Houston terminal;
•a 30% ownership interest in Saddlehorn, which owns an undivided joint interest in an approximately 600-mile pipeline, with transport capacity of up to 290 MBbl/d of crude oil from the DJ Basin and Rocky Mountain region to storage facilities in Cushing, including our Cushing terminal; and
•a 25% ownership in MVP, which owns a Refined Products marine storage terminal along the Houston Ship Channel in Pasadena, Texas, including more than 5 MMBbl of storage, two ship docks and truck loading facilities.

Our other unconsolidated affiliates in this segment are not material.

Selected Financial Results and Operating Information - Financial results and operating information for our Refined Products and Crude segment for the period subsequent to the closing of the Magellan Acquisition were not material. Adjusted EBITDA was $40 million, which includes a $9 million mark-to-market gain on commodity derivative positions settling in the fourth quarter 2023.

Due to the Magellan Acquisition, commodity inventory balances within our Refined Products and Crude segment were recorded at market value, which was an approximate $50 million increase over the pre-acquisition value. We expect to realize the majority of the related unfavorable impact of this acquisition adjustment in the fourth quarter 2023, as the acquired inventory is sold.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$454	$432	$1,971	$1,237
Add:
Interest expense, net of capitalized interest	215	167	561	510
Depreciation and amortization	177	157	509	469
Income taxes	141	132	616	385
Noncash compensation expense and other	14	14	32	51
Adjusted EBITDA (a)(b)	$1,001	$902	$3,689	$2,652
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$322	$304	$919	$771
Natural Gas Liquids (a)	614	485	2,425	1,530
Natural Gas Pipelines	125	117	396	357
Refined Products and Crude	40	—	40	—
Other (b)	(100)	(4)	(91)	(6)
Adjusted EBITDA (a)(b)	$1,001	$902	$3,689	$2,652
(a) - The nine months ended September 30, 2023, includes $667 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs.
(b) - Includes transaction costs related to the Magellan Acquisition of $123 million, offset partially by interest income of $26 million, for the three months ended September 30, 2023, and transaction costs related to the Magellan Acquisition of $133 million, offset partially by interest income of $42 million, for the nine months ended September 30, 2023.

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

Cash Management - At September 30, 2023, we had $284 million of cash and cash equivalents. Our cash balance is composed primarily of highly liquid government money market funds and deposits fully insured by the Federal Deposit Insurance Corporation.

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

Guarantees - We guarantee certain debt securities of ONEOK Partners and Magellan, and ONEOK Partners, Magellan and the Intermediate Partnership guarantee certain of our debt securities. The guarantees in place for our, ONEOK Partners’ and Magellan’s indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan holds interests in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuers and parent guarantor, excluding our ownership of all the interests in ONEOK Partners and Magellan, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our, ONEOK Partners’ and Magellan’s indebtedness, please see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of September 30, 2023, we had no borrowings under our $2.5 Billion Credit Agreement and we are in compliance with all covenants.

As of September 30, 2023, we had a working capital deficit of $110 million (defined as current assets less current liabilities). Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as we continue to repay long-term debt. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

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

Debt Issuances - In August 2023, we completed an underwritten public offering of $5.25 billion senior unsecured notes consisting of $750 million, 5.55% senior notes due 2026; $750 million, 5.65% senior notes due 2028; $500 million, 5.80% senior notes due 2030; $1.5 billion, 6.05% senior notes due 2033; and $1.75 billion, 6.625% senior notes due 2053. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $5.2 billion. The net proceeds were used to fund the cash consideration and other costs related to the Magellan Acquisition. In connection with the underwritten public offering, we terminated the undrawn commitment letter for the $5.25 billion unsecured 364-day bridge loan facility.

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

Equity Issuances - On September 25, 2023, we completed the previously announced agreement to acquire all the outstanding common units of Magellan in a cash-and-stock transaction. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

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

Capital expenditures, excluding AFUDC, were $992 million and $886 million for the nine months ended September 30, 2023 and 2022, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.475-$1.675 billion in 2023. This range excludes the impact of the Magellan Acquisition.

Credit Ratings - Our long-term debt credit ratings as of October 23, 2023, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch (a)	BBB	F2	Stable
(a) Rating does not apply to Magellan’s long-term debt as Fitch does not currently rate these notes.

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. Subsequent to the Magellan Acquisition, Moody’s and S&P updated the rating on Magellan’s long-term debt to match the ratings on ONEOK’s long-term debt. In April 2023, Moody’s upgraded the rating on our long-term debt to Baa2 from Baa3, the rating on our short-term debt to Prime-2 from Prime-3 and changed the outlook to stable from positive. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2027. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February, May and August 2023, we paid a common stock dividend of $0.955 per share ($3.82 per share on an annualized basis), an increase of 2% compared with the same quarters in the prior year. A common stock dividend of $0.955 per share was declared in October 2023 for the shareholders of record at the close of business on November 1, 2023, payable November 14, 2023.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February, May and August 2023. Dividends totaling $0.3 million were declared in October 2023 for the Series E Preferred Stock and are payable November 14, 2023.

For the nine months ended September 30, 2023, our cash flows from operations exceeded dividends paid by $1.6 billion, due in part to the insurance proceeds received from the Medford settlement in the first quarter. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2023 vs. 2022
	September 30,		$ Increase (Decrease) in Cash
	2023	2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,913	$1,866	$1,047
Investing activities	(5,759)	(864)	(4,895)
Financing activities	2,910	(1,126)	4,036
Change in cash and cash equivalents	64	(124)	188
Cash and cash equivalents at beginning of period	220	146	74
Cash and cash equivalents at end of period	$284	$22	$262

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities and changes in our operating assets and liabilities. Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows. Our operating cash flows can also be impacted by changes in our inventory balances, which are driven primarily by commodity prices, supply, demand and the operation of our assets.

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2023, increased $787 million compared with the same period in 2022, due primarily to insurance proceeds received from the Medford settlement, and higher operating income resulting from higher exchange services in our Natural Gas Liquids segment, higher volumes from increased production and higher average fee rates in our Natural Gas Gathering and Processing segment, higher transportation and storage services in our Natural Gas Pipelines segment, and an increase due to the impact of the Magellan Acquisition in our Refined Products and Crude segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows $30 million for the nine months ended September 30, 2023, compared with a decrease of $230 million for the same period in 2022. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2023, increased $4.9 billion, compared with the same period in 2022, due primarily to the $5.0 billion of cash paid for the Magellan Acquisition, net of cash received, offset partially by insurance proceeds received from the Medford settlement.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2023, increased $4.0 billion, compared with the same period in 2022, due primarily to the issuance of $5.25 billion senior unsecured notes associated with the Magellan Acquisition, offset partially by short-term borrowings in 2022.

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

Fair Value Estimates in Business Combination Accounting - Business combination accounting requires that assets and liabilities be recorded at their estimated fair value in connection with the initial recognition of the transaction. Estimating the fair value of assets and liabilities in connection with business combination accounting requires management to make estimates, assumptions and judgments, and in some cases management may also utilize third-party specialists to assist and advise on those estimates.

In order to estimate the fair value of acquired assets and assumed liabilities, we utilized widely accepted valuation techniques that included market and discounted cash flow approaches. These approaches utilize assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows, and estimated asset replacement costs. While we believe we have made reasonable assumptions to estimate the fair value, these assumptions are inherently uncertain.

The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Additional information about our critical accounting estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended, and the Exchange Act, which involve substantial risk and uncertainties. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and projected levels of dividends), liquidity, management’s plans and objectives for our future capital projects and other future operations (including plans to construct additional natural gas and NGL pipelines, processing and fractionation facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained in this Quarterly Report identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning.

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
•the impact on drilling and production by factors beyond our control, including the demand for natural gas, NGLs, Refined Products and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas, Refined Products and NGLs from producing areas and our facilities;
•risks associated with adequate supply to our gathering, processing, fractionation, pipeline and terminal facilities, including production declines that outpace new drilling, the shutting-in of production by producers, actions taken by federal, state or local governments to require producers to prorate or to cut their production levels as a way to address any excess market supply situations or extended periods of ethane rejection;
•demand for our services and products in the proximity of our facilities;
•economic climate and growth in the geographic areas in which we operate;
•the risk of a slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;
•risks related to the Magellan Acquisition, including litigation risk and the risk that we may not realize the anticipated benefits of the Magellan Acquisition or successfully integrate the two companies;
•international terrorism and conflicts and the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions and conflicts throughout the world;
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
•changes in demand for the use of natural gas, NGLs, Refined Products and crude oil because of the development of new technologies or other market conditions caused by concerns about climate change;
•the impact of the transformation to a lower-carbon economy, including the timing and extent of the transformation, as well as the expected role of different energy sources, including natural gas, NGLs, Refined Products and crude oil, in such a transformation;
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
–    future demand for and prices of natural gas, NGLs and Refined Products and crude oil;
–    competitive conditions in the overall energy market;
–    availability of supplies of United States natural gas and crude oil; and
–    availability of additional storage capacity;
•the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•the composition and quality of the natural gas, NGLs and condensate we gather and process in our plants and transport on our pipelines;
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
•the results of governmental actions, administrative proceedings and litigation, regulatory actions, executive orders, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, Homeland Security, the PHMSA, the EPA, the SEC, Homeland Security’s Transportation Security Administration, and the CFTC;
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note E of the Notes to Consolidated Financial Statements in this Quarterly Report to reduce the impact of near-term price fluctuations of natural gas, NGLs, Refined Products, condensate and crude oil.

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

As a result of the Magellan Acquisition, in our Refined Products and Crude segment we are exposed to commodity price risk from our liquids blending, fractionation and marketing activities, as well as product retained during the operations of our pipelines and terminals.

Except for the Magellan Acquisition, there have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2022, in Part II, Item 7A in our Annual Report.

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	September 30, 2023	December 31, 2022
	(Millions of dollars)
Refined Products, crude oil and NGLs	$88	$35
Natural gas	7	18
Total change in estimated fair value of commodity contracts	$95	$53

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

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2023
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	9.3	$1.26	/ gallon	68%
Condensate (MBbl/d) - WTI-NYMEX	1.6	$84.90	/ Bbl	69%
Natural gas (BBtu/d) - NYMEX and basis	82.4	$3.54	/ MMBtu	73%

	Year Ending December 31, 2024
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.4	$0.80	/ gallon	34%
Condensate (MBbl/d) - WTI-NYMEX	0.9	$75.39	/ Bbl	38%
Natural gas (BBtu/d) - NYMEX and basis	50.4	$4.52	/ MMBtu	41%

INTEREST-RATE RISK
We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter 2023, we settled all of our $1.1 billion Treasury locks related to our underwritten public offering of $5.25 billion senior unsecured notes associated with the Magellan Acquisition. At September 30, 2023, we had no outstanding Treasury lock agreements.
Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In the third quarter 2023, we settled all of our $0.4 billion forward-starting interest-rate swaps related to our underwritten public offerings of $5.25 billion senior unsecured notes associated with the Magellan Acquisition. At September 30, 2023, we had no outstanding forward-starting interest-rate swaps.
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

Changes in Internal Control Over Financial Reporting - On September 25, 2023, we completed the Magellan Acquisition. As part of the ongoing integration of the acquisition, we are in the process of incorporating the controls and related procedures. Except for the Magellan Acquisition, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We have elected to use a $1 million threshold for disclosing environmental proceedings.

Information about our legal proceedings is included in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note O of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.RISK FACTORS

Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in Refined Products and crude oil, which could adversely affect our business.

The demand for the storage services acquired as part of the Magellan Acquisition has resulted in part from customers’ desire to have the ability to take advantage of profit opportunities created by the volatility in prices of Refined Products and crude oil. Periods of prolonged stability or declines in Refined Product and crude oil prices could reduce demand for our storage services. If federal, state or international regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to identify customers willing to contract for such services or be forced to reduce the rates we charge for our services. The realization of any of these risks could adversely affect our business.

We depend on producers, gathering systems, refineries and pipelines owned and operated by others to supply our assets in our Refined Products and Crude segment, and any closures, interruptions or reduced activity levels at these facilities may adversely affect our business.

Following the Magellan Acquisition, we depend on crude oil production and on connections with gathering systems, refineries and pipelines owned and operated by third parties to supply our assets in our Refined Products and Crude segment. We cannot control or predict the amount of crude oil that will be delivered to us by the gathering systems and pipelines that supply our crude oil assets, nor can we control or predict the output of refineries that supply our Refined Products pipelines and terminals. Changes in the quality or quantity of this crude oil production, outages at these refineries or reduced or interrupted throughput on these gathering systems or pipelines due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes could reduce shipments on our pipelines or result in our being unable to receive products at or deliver products from our terminals or receive products for processing at our condensate splitter, any of which could adversely affect our business.

Refineries that supply or are supplied by our facilities are subject to regulatory developments, including but not limited to low carbon fuel standards, regulations regarding fuel specifications, plant emissions and safety and security requirements that could significantly increase the cost of their operations and reduce their operating margins. In addition, the profitability of the refineries that supply our facilities is subject to regional and global supply and demand dynamics that are difficult to predict. A period of sustained weak demand or increased costs could make refining uneconomic for some refineries, including those directly or indirectly connected to our Refined Products and crude oil pipelines. The closure of a refinery that delivers product to or receives crude oil from our pipelines could reduce the volumes we transport. Further, the closure of these or other refineries could result in our customers electing to store and distribute Refined Products and crude oil through their proprietary terminals, which could result in a reduction in demand for our storage services.

Rate regulation, challenges by shippers of the rates we charge for transportation on our pipelines or changes in the jurisdictional characterization of our assets or activities by federal, state or local regulatory agencies may reduce the amount of cash we generate.

The FERC regulates the rates we can charge and the terms and conditions we can offer for interstate transportation service on our pipelines. State regulatory authorities regulate the rates we can charge and the terms and conditions we can offer for intrastate movements on our pipelines. The determination of the interstate or intrastate character of shipments on our pipelines may change over time, which may change the regulatory framework and the rates we are allowed to charge for transportation and other related services. Shippers may protest our pipeline tariff filings, and the FERC or state regulatory authorities may investigate and require changes to tariff terms as a result of the protests or complaints. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under interstate rates that are determined to be in excess of a just and reasonable level. State regulatory authorities could take similar measures for intrastate tariffs. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. If existing rates are determined to be in excess of a just and reasonable level, we could be required to pay refunds to shippers, reduce rates and make other concessions.

The FERC’s ratemaking methodologies may limit our ability to increase rates by amounts sufficient to reflect our actual cost or may delay the use of rates that reflect increased costs. We use the FERC’s indexing methodology to establish our rates in approximately 30% of the markets serviced by our Refined Products pipelines. The FERC’s indexing methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level. When the change in the ceiling level is negative, we are required to reduce our rates that are subject to the FERC’s indexing methodology.

The FERC and most relevant state regulatory authorities allow us to establish rates based on conditions in competitive markets without regard to the FERC’s index level or our cost-of-service. We establish market-based rates in approximately 70% of the markets for our Refined Products pipelines. The tariffs on most of our long-haul crude oil pipelines are at negotiated rates, but are still subject to regulation by the FERC or state agencies and subject to protest by shippers. If we were to lose our market-based rate authority, or if our negotiated rates were determined to not be just and reasonable, we could be required to establish rates on some other basis, such as our cost-of-service. Establishing our rates through a cost-of-service filing could be expensive and could result in tariff reductions, which would adversely affect our business.

Our gas liquids blending activities subject us to federal regulations that govern renewable fuel requirements in the U.S.

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the EPA establishes a renewable volume obligation (“RVO”) requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our gas liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable energy credits, called RINs, to meet this obligation. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our business.

Our business could be affected adversely by union disputes and strikes or work stoppages by our unionized employees.

As of September 25, 2023, approximately 4% of our workforce was represented by the United Steelworkers and covered by a collective bargaining agreement expiring January 2026. We could experience a work stoppage in the future as a result of disagreements with the labor union. A prolonged work stoppage could have an adverse effect on our business.

The failure to successfully combine the businesses of ONEOK and Magellan may adversely affect our future results.

The success of the Magellan Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of ONEOK and Magellan. To realize these anticipated benefits, ONEOK’s and Magellan’s businesses must be successfully combined. If the businesses are not successfully combined, the anticipated benefits of the Magellan Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Magellan Acquisition. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the Magellan Acquisition or to achieve the anticipated benefits of the Magellan Acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief. Additionally, the defense or settlement of any lawsuits or claims against us or Magellan that were unresolved at the time of the Magellan Acquisition could affect adversely the combined company’s business, results of operations, financial condition or cash flows.

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

4.1
Twentieth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.550% Notes due 2026 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.2
Twenty-First Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.650% Notes due 2028 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.3
Twenty-Second Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.800% Notes due 2030 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.4
Twenty-Third Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.050% Notes due 2033 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.5
Twenty-Fourth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.625% Notes due 2053 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2018 (File No. 1-13643)).

4.6
Sixth Supplemental Indenture, dated as of September 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.7
Fifth Supplemental Indenture, dated as of September 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.8
Twenty-Fifth Supplemental Indenture, dated as of September 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.9
Sixteenth Supplemental Indenture, dated as of September 25, 2023, among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.10
Second Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.11
Twelfth Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

10.1
Equity Distribution Agreement, dated August 3, 2023, among ONEOK, Inc., BofA Securities, Inc., as sales agent, principal and/or forward seller, and Bank of America, N.A., as forward purchaser (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 3, 2023 (File No. 1-13643)).

10.2
Guaranty Agreement, dated as of September 25, 2023, by and between Magellan Midstream Partners, L.P., in favor of Citibank, N.A., as administrative agent, under the Credit Agreement, dated as of June 10, 2022, by and among ONEOK, Inc., Citibank, N.A. and the other lenders (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Balance Sheets at September 30, 2023, and December 31, 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 1, 2023	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)