Form 10-K
period 2023-12-31
ONEOK INC /NEW/
filed 2024-02-27
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2023, was $27.4 billion.

On February 20, 2024, the Company had 583,159,446 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2024, are incorporated by reference in Part III.

ONEOK, Inc.
2023 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including Magellan, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
CERCLA	Comprehensive Environmental Response Cleanup and Liability Act, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
COVID-19	Coronavirus disease 2019, including variants thereof
DJ	Denver-Julesburg
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
Homeland Security	United States Department of Homeland Security
HOU	Midland West Texas Intermediate American Gulf Coast Futures
ICE	Intercontinental Exchange
IRA	Inflation Reduction Act of 2022
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK.
LDC	Local distribution company
KCC	Kansas Corporation Commission
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK
Magellan Acquisition	The transaction completed on September 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Merger Agreement
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
MMBbl	Million barrels
MMBtu	Million British thermal units

MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RCRA	Resource Conservation and Recovery Act, as amended
RINs	Renewable Identification Numbers, which represent credits required for renewable fuel standard compliance
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 30% owned joint venture
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on Secured Overnight Financing Rate (SOFR)
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “project,” “scheduled,” “should,” “target,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors.

PART I
ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We deliver energy products and services vital to an advancing world. We are a leading midstream service provider of gathering, processing, fractionation, transportation, storage and marine export services. As one of the largest diversified energy infrastructure companies in North America, we are delivering energy that makes a difference in the lives of people in the U.S. and around the world. Through our more than 50,000-mile pipeline network, we transport the natural gas, NGLs, Refined Products and crude oil that help meet domestic and international energy demand, contribute to energy security and provide safe, reliable and responsible energy solutions needed today and into the future.

Midstream Value Chain

The midstream value chain is a vital part of the energy industry. After crude oil and natural gas are produced from upstream wells, we use our extensive infrastructure to process and transport these raw materials, readying them for end use. For transportation of crude oil, natural gas, Refined Products and NGLs, pipelines are generally the most reliable, lowest cost, least carbon intensive and safest alternative for intermediate and long-haul movements between markets.

EXECUTIVE SUMMARY

Magellan Acquisition - On September 25, 2023, we completed the Magellan Acquisition. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. In addition, we assumed Magellan’s debt at the fair value of $4.0 billion. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes.

For additional information on the Magellan Acquisition, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report. See Part 1, Item 1A “Risk Factors” for further discussion of risks related to the Magellan Acquisition.

Business Update and Market Conditions - We experienced increased volumes across our system in 2023, compared with 2022, highlighting our extensive and integrated assets located in, and connected with, some of the most productive shale basins, refining regions and demand centers in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and our consolidated earnings were more than 85% fee-based in 2023.

Medford Incident - In January 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident that occurred at our 210 MBbl/d Medford, Oklahoma, NGL fractionation facility in July 2022. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023, resulting in a one-time settlement gain of $779 million. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims.

Due to market demand and a more favorable completion schedule, in January 2023, we announced plans to construct a new 125 MBbl/d MB-6 NGL fractionator in Mont Belvieu, Texas, instead of immediately rebuilding our Medford NGL fractionator. The MB-6 fractionator is expected to be in service in the first quarter of 2025 and will produce purity ethane instead of the ethane/propane mix previously produced at the Medford facility. The 125 MBbl/d capacity of the MB-6 fractionator is expected to be economically comparable to the capacity lost at Medford. In addition, our 125 MBbl/d MB-5 NGL fractionator was completed in April 2023, which has reduced the need for third-party fractionation while the new MB-6 fractionator is being constructed.

For additional information on the Medford Incident, see Part II, Item 8, Note C of the Notes to Consolidated Financial Statements in this Annual Report.

Capital Allocation - We continue to focus on maintaining prudent financial strength and flexibility. In January 2024, our Board of Directors increased our quarterly dividend to 99 cents per share and announced a targeted 3% to 4% annual dividend growth rate. Our Board of Directors also authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets it to be largely utilized over the next four years. Additionally, in the fourth quarter of 2023, we opportunistically repurchased in the open market $322 million of our senior notes at a discount to par value using operating cash flows. At December 31, 2023, we had $338 million of cash and cash equivalents and no borrowings under our $2.5 Billion Credit Agreement.

Sustainability and Social Responsibility - Through our participation in the 2023 S&P Global Corporate Sustainability Assessment, we qualified for inclusion in the S&P Global Sustainability Yearbook for the fourth consecutive year, scoring within the top 15% of the Oil and Gas Storage and Transportation industry. In 2023, we qualified for inclusion in the Dow Jones Sustainability North American Index, part of the Dow Jones Sustainability Indices, which recognizes global sustainability leaders. Additionally, in 2023, we received an MSCI ESG Rating of AAA, and our ESG Risk Rating, as assessed by Morningstar Sustainalytics, was in the top 20% of the refiners and pipelines industry.

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. We have achieved reductions totaling approximately 1.1 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. We continue to look for ways to reduce our GHG emissions and utilize more efficient technologies. We are evaluating the development of renewable energy and low-carbon projects, including opportunities that may complement our extensive midstream assets and expertise.

For more information on our GHG emissions, see “GHG emissions” in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas - In our Natural Gas Gathering and Processing segment, processed volumes increased in 2023, compared with 2022, due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions and the impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022.

In our Natural Gas Pipelines segment, we completed an expansion of the injection capabilities of our Oklahoma natural gas storage facilities, which allowed us to utilize and subscribe an additional 4 Bcf of existing storage capacity, which is fully subscribed through 2027 and 90% subscribed through 2029. In addition, we completed the electrification of certain compression assets on Viking to maintain reliability of our operations while lowering our Scope 1 emissions from this equipment. Viking is seeking to recover its investment in the project through a proposed increase in rates filed in July 2023.

In February 2024, the FERC approved our Saguaro Connector Pipeline, L.L.C.’s Presidential Permit application to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector pipeline. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the Saguaro Connector pipeline is expected by mid-year 2024.

NGLs - In our Natural Gas Liquids segment, we benefited from increased volumes in 2023, compared with 2022, due primarily to increased production in the Permian Basin and Rocky Mountain region.

In addition to construction of our MB-6 fractionator, activities are underway to complete the looping of the West Texas NGL pipeline, which will more than double our NGL capacity out of the Permian Basin. The full loop is expected to be in service in the first quarter of 2025. We also have begun initial work, primarily on long-lead-time components, towards expanding the Elk Creek pipeline to 435 MBbl/d to provide capacity for growing volumes in the Rocky Mountain region, which will bring our total pipeline capacity out of the Rocky Mountain region to 575 MBbl/d. The Elk Creek pipeline expansion is expected to be in service in the first quarter of 2025.

Refined Products and Crude - Our 2023 results include the period from September 25, 2023, to December 31, 2023. During this time, we benefited from mid-year tariff increases and long-haul shipments of Refined Products, as well as increased shipments on our crude oil system compared to the pre-acquisition period. Additionally, our liquids blending margins have remained strong due to favorable commodity market conditions.

Progress continues on the expansion of our Refined Products pipeline to El Paso, Texas, which is expected to be completed in early 2024. This expansion will connect more supply to growing markets in Texas, New Mexico, Arizona and Mexico and the majority of the capital associated with this expansion is supported by volume commitments.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects, results of operations, liquidity and capital resources.

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
•Sustainable business model - We aim to maintain prudent financial strength and flexibility while operating a safe, reliable and resilient asset base. We seek to maintain investment-grade credit ratings and a strong balance sheet. We expect our internally generated cash flows will allow us to fund high-return capital projects in our existing operating regions, grow our dividend, reduce debt and fund our $2.0 billion share repurchase program. We aim to focus on capital projects that provide value-added products and services that contribute to long-term growth, profitability and business diversification. We continue to actively research opportunities that will complement our extensive assets and expertise, strengthening the role we expect to play in the transformation to a lower-carbon economy.
•Maximizing total shareholder return - We plan to grow earnings through high-return capital projects that will allow us to increase our dividend and repurchase shares under our $2.0 billion share repurchase program. We expect consistent and strong returns on invested capital will allow us to reward our shareholders and provide the means and opportunity to serve our additional stakeholders, including employees, communities and the environment.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following four business segments:
•Natural Gas Gathering and Processing;
•Natural Gas Liquids;
•Natural Gas Pipelines; and
•Refined Products and Crude.

Natural Gas Gathering and Processing

Overview of Operations - In our Natural Gas Gathering and Processing segment, raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Gathered wellhead natural gas is directed to our processing plants to remove NGLs resulting in residue natural gas (primarily methane). Residue natural gas is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are delivered through NGL pipelines to fractionation facilities for further processing. Some of the heavier NGLs may separate upstream of processing and fractionation and are sold as condensate at NGL or crude oil markets. Our Natural Gas Gathering and Processing segment provides these midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations. We have more than 3 million dedicated acres in the Williston Basin.

The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara, Frontier, Turner and Mowry formations where we provide gathering and processing services to customers in the eastern portion of the state.

Mid-Continent region - The Mid-Continent region includes the gas and oil-producing Anadarko Basin, which includes the NGL-rich SCOOP and STACK areas, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and the Hugoton Basin in Kansas. We have more than 600,000 dedicated acres in the Anadarko Basin.
Property - Our Natural Gas Gathering and Processing segment includes the following assets, which are wholly owned, except where noted:
•17,400 miles of natural gas gathering pipelines;
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

The utilization rates for our natural gas processing plants were 77% and 70% for 2023 and 2022, respectively. The increase was due primarily to increased producer activity in the Rocky Mountain and the Mid-Continent regions. Our 2022 utilization rates were impacted by winter weather in the Rocky Mountain region in the second and fourth quarters of 2022. We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service.

Sources of Earnings - Earnings for this segment are derived primarily from the following types of service contracts:
•Fee with POP contracts with no producer take-in-kind rights - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producer’s natural gas. After performing these services, we sell the commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 72% and 73% of supply volumes in this segment for 2023 and 2022, respectively.
•Fee with POP contracts with producer take-in-kind rights - We purchase a portion of the raw natural gas stream, charge fees for providing the midstream services listed above, return primarily the residue natural gas to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 19% and 20% of supply volumes in this segment for 2023 and 2022, respectively.
•Fee-only - Under this type of contract, we charge a fee for the midstream services we provide, based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented 9% and 7% of supply volumes in this segment for 2023 and 2022, respectively.

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

Natural Gas Liquids

Overview of Operations - In our Natural Gas Liquids segment, NGLs that are extracted at natural gas processing plants, both third-party and our own, are gathered by our NGL gathering pipelines. Gathered NGLs are directed to our downstream fractionators in the Mid-Continent and Gulf Coast regions to be separated into Purity NGLs. Purity NGLs are stored or distributed to our customers, such as petrochemical companies, propane distributors, heating fuel users, ethanol producers, refineries and exporters.

We own and operate facilities primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region, which includes the Williston, Powder River and DJ Basins. We provide midstream services to producers of NGLs and deliver those products to the two primary market centers: one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated NGL gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Kansas, Nebraska, Iowa and Illinois. We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline originating in Wyoming and Colorado and terminating in Kansas. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle are connected to our NGL gathering systems. We lease rail cars and own and operate truck- and rail-loading and -unloading facilities connected to our NGL fractionation, storage and pipeline assets. We also own FERC-regulated NGL distribution pipelines in Kansas, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. A portion of our ONEOK North System transports Refined Products, including unleaded gasoline and diesel.

Property - Our Natural Gas Liquids segment includes the following assets, which are wholly owned, except where noted:
•9,160 miles of gathering pipelines;
•4,350 miles of distribution pipelines;
•eight NGL fractionators with combined operating capacity of 835 MBbl/d (includes interests in our proportional share of operating capacity), including 310 MBbl/d in the Mid-Continent region and 525 MBbl/d in the Gulf Coast region, which are 98% utilized;
•one isomerization unit with operating capacity of 10 MBbl/d;
•one ethane/propane splitter with operating capacity of 40 MBbl/d;
•six NGL storage facilities with operating storage capacity of 30 MMBbl; and
•eight Purity NGLs terminals.

In addition, we have access to 5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and 60 MBbl/d of NGL fractionation capacity in the Gulf Coast through service agreements.

The operating capacity of our pipelines varies depending on pipeline diameter, product composition and segment of the system. As a result, we consider throughput a more useful measure of utilization, which is provided within “Selected Financial Results and Operating Information” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

We are in the process of constructing our 125 MBbl/d MB-6 NGL fractionator in Mont Belvieu, Texas, the full looping of our West Texas NGL pipeline and expansion of our Elk Creek pipeline. These projects are excluded from the assets listed above. As a result of the Medford incident, our 210 MBbl/d NGL fractionator in Medford, Oklahoma, is not currently operational and is excluded from the assets listed above.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects.

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from commodity sales and purchases and fee-based services. We purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our business activities are categorized as follows:
•Exchange services - We utilize our assets to gather, transport, treat and fractionate NGLs, thereby converting them into marketable Purity NGLs and deliver them to a market center or customer-designated location. Some of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.
•Transportation and storage services - We transport Purity NGLs and certain Refined Products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.
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

Natural Gas Pipelines

Overview of Operations - In our Natural Gas Pipelines segment, we receive residue natural gas from third parties and our own natural gas processing plants and interconnecting pipelines. Residue natural gas is transported or stored for end users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers and can ultimately reach international markets through liquified natural gas exports and cross border pipelines.

Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enables us to provide essential natural gas transportation and storage services. Continued demand from LDCs, electric-

generation facilities and large industrial companies supported low-cost expansions that position us well to provide additional services to our customers when needed.

Intrastate Pipelines and Storage - Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Texas and Kansas. Our intrastate pipeline and storage companies primarily include:

•ONEOK Gas Transportation, which transports natural gas throughout the state of Oklahoma and has access to the major natural gas production areas in the Mid-Continent region, which include the SCOOP and STACK areas and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. ONEOK Gas Transportation is connected to our ONEOK Gas Storage facilities in Oklahoma, which provide 50 Bcf of working gas storage capacity; and
•ONEOK WesTex Transmission, which transports natural gas throughout the western portion of the state of Texas, including the Waha Hub area where other pipelines may be accessed for transportation to western markets, exports to Mexico, several markets to the southeast along the Gulf Coast, including the Houston Ship Channel and the Mid-Continent market to the north. It has access to major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. ONEOK WesTex Transmission is connected to our ONEOK Texas Gas Storage facilities, which provide 5 Bcf of working gas storage capacity.

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
•Viking, which is a bidirectional system that interconnects with TC Energy Corporation’s Canadian Mainline System at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin; and
•OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Property - Our Natural Gas Pipelines segment includes the following wholly owned assets:
•5,100 miles of state-regulated intrastate transmission pipelines with transportation capacity of 4.5 Bcf/d;
•1,500 miles of FERC-regulated interstate natural gas pipelines with 3.7 Bcf/d of transportation capacity; and
•six underground natural gas storage facilities with 57.4 Bcf of total active working natural gas storage capacity.

Our storage includes two underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas. In 2023, we completed an expansion of our injection capabilities of our Oklahoma natural gas storage facilities which allowed us to utilize and subscribe an additional 4 Bcf of our existing storage capacity.

We are reactivating previously idled storage facilities with 3 Bcf of working gas storage capacity in Texas, which is not included in the capacity above. We are also further expanding our injection capabilities in Oklahoma to allow us to subscribe additional firm storage capacity.

Our natural gas pipelines were 96% and 94% subscribed in 2023 and 2022, respectively, and our natural gas storage facilities were 76% and 77% subscribed in 2023 and 2022, respectively.

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

Our storage earnings are primarily fee-based from the following types of services:
•Firm service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee based on actual usage. Our firm storage contracts typically have terms longer than one year.
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
•50% ownership interest in Roadrunner, a bidirectional pipeline, which has the capacity to transport 570 MMcf/d of natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and has capacity to transport approximately 1.0 Bcf/d of natural gas from the Delaware Basin to the Waha Hub area. We are the operator of Roadrunner.

In February 2024, the FERC approved our Saguaro Connector Pipeline, L.L.C.’s Presidential Permit application to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector pipeline. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the Saguaro Connector pipeline is expected by mid-year 2024.

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

Intrastate - Our intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively, and by the FERC under the Natural Gas Policy Act for certain services where we deliver natural gas into FERC-regulated natural gas pipelines. While we have flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that we can charge our customers in Oklahoma and Kansas and for the services regulated by the FERC. In Texas and Kansas, natural gas storage may be regulated by the state and by the FERC for certain types of services. In Oklahoma, natural gas storage operations are not subject to rate regulation by the state, and we have market-based rate authority from the FERC for certain types of intrastate services.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Refined Products and Crude

Overview of Operations - Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. This new reportable business segment was added in conjunction with the Magellan Acquisition. Our Refined Products pipeline system is one of the longest common carrier pipeline systems for Refined Products in the United States, extending approximately 9,800 miles from the Texas Gulf Coast and covering a 15-state area across the central and western United States. Our crude oil pipelines transport crude oil to refineries, export facilities and demand centers. Throughout our distribution system, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users.

Our crude oil assets are strategically located to transport and store crude oil supply and are connected with multiple trading and demand centers. Our 450-mile Longhorn pipeline has the capacity to transport approximately 275 MBbl/d of crude oil from the Permian Basin in West Texas to our East Houston terminal. Our Houston distribution system consists of more than 100 miles of pipeline that connect our East Houston terminal through several interchanges to various points, including multiple refineries throughout the Houston area and crude oil import and export facilities. Our East Houston terminal is a primary delivery point for the HOU futures contract traded on ICE, and certain price quotes are based on trades at our terminal. We own approximately 400 miles of pipeline in Kansas and Oklahoma used for crude oil transportation service. Our Cushing terminal primarily receives and distributes crude oil via the multiple common carrier pipelines that terminate in and originate from the Cushing crude oil trading hub. Our Corpus Christi terminal receives product primarily from barges and pipelines that connect to our terminal for further distribution to end users by trucks, pipeline or waterborne vessels.

Property - Our Refined Products and Crude segment includes the following wholly owned assets:
•9,800 miles of Refined Products pipelines;
•1,000 miles of crude oil pipelines;
•54 Refined Products terminals;
•two marine terminals; and
•91 MMBbl of operating storage capacity.

The operating capacity of our pipelines varies depending on pipeline diameter, product composition and segment of the system. As a result, we consider volumes shipped a more useful measure of utilization, which is provided within “Selected Financial Results and Operating Information” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

Sources of Earnings - Earnings in this segment are derived primarily from transportation, storage and terminal services and product sales:

•Transportation services - We generate revenue from transportation tariffs on volumes shipped on our Refined Products and crude oil pipeline systems. These transportation tariffs vary depending upon where the product originates, where ultimate delivery occurs and any applicable discounts. Transportation fees and discounts are in published tariffs filed with the FERC or the appropriate state agency or established by negotiated rates.
•Storage and terminal services - We generate additional revenue from providing pipeline capacity and tank storage services, as well as providing services such as terminalling, ethanol and biodiesel unloading and loading, and additive injection, which are performed under a mix of as needed, monthly and long-term agreements.
•Optimization and marketing - At times, we obtain Refined Products and crude oil and utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through purchases and sales of product and liquids blending.

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

Government Regulation - Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. Most of the tariffs on our long-haul crude oil pipelines are established by negotiated rates that generally provide for annual adjustments in line with changes in the FERC index applicable to liquids pipelines, subject to certain modifications. Some shipments on our pipeline systems that move within a single state are considered to be in intrastate commerce. The rates, terms and conditions of intrastate service are subject to certain regulations with respect to such intrastate transportation by state regulatory authorities in the states of Colorado, Kansas, Minnesota, Oklahoma, Texas and Wyoming. The FERC or state regulatory authorities could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and require the payment of refunds to shippers if our rates are found to have been unjust.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Market Conditions and Seasonality

Supply and Demand - Supply for each of our segments depends on crude oil and natural gas drilling and production activities, which are driven by the strength of the economy and impacts of geopolitical events; crude oil, natural gas, NGL and Refined Products prices; the demand for each of these products from end users; changes in gas-to-oil ratios and the decline rate of existing production; refinery maintenance cycles; producer access to capital and investment in the industry; connections to pipelines and refineries; and producer firm commitments to transportation pipelines.

Demand for gathering and processing services is dependent on natural gas production by producers in the regions in which we operate. Demand for NGLs and the ability of natural gas processors to sustain their operations successfully and economically affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and Purity NGLs are affected by the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, butanes and natural gasoline are also used by the petrochemical industry to produce chemical components, used for a range of products that improve our daily lives and promote economic growth, including health care products, recyclable food packaging, clothing, technology, building materials, industrial, manufacturing and energy infrastructure, lightweight vehicle components and batteries. Propane is also used to heat homes and businesses. Demand for Refined Products is influenced by many factors, including driving patterns, consumer preferences, economic conditions, population changes, government regulations, changes in vehicle fuel efficiency and the development of alternative energy sources. The demand for Refined Products in the market areas served by our pipeline system has historically been stable. Demand for shipments on our crude oil pipelines is driven primarily by crude oil production in the regions in which we operate, as well as by takeaway demand in the Houston and Cushing areas. Demand for natural gas, NGLs, Refined Products and crude oil is also impacted by global macroeconomic factors.

Commodity Prices - Our earnings are primarily fee-based in all of our segments; however, we are exposed to some commodity price risk. As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs, Refined Products and crude oil. Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. We have hedged approximately 60% of our forecasted equity volumes for our Natural Gas Gathering and Processing segment in 2024. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual Purity NGLs, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the current price of NGLs on the spot market. In our Natural Gas Pipelines segment, we are exposed to minimal commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our compression services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which may affect our customer demand for our natural gas storage services. In our Refined Products and Crude segment, we are exposed to commodity price risk, including product price and location differentials from our liquids blending and marketing activities, as well as product retained during the operations of our pipelines and terminals.

See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Seasonality - Cold temperatures usually increase demand for natural gas and certain Purity NGLs, such as propane, a heating fuel for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generation for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. Demand for butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, are also subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. Additionally, our liquids blending activities are limited by seasonal changes in gasoline vapor pressure specifications and by the varying quantity of the gasoline delivered to us. During periods of peak demand for a certain commodity, prices for that product typically increase.

Extreme weather conditions, seasonal temperature changes and the impact of temperature and humidity on the mechanical abilities of equipment impact the volumes of natural gas gathered and processed, NGL volumes gathered, transported and fractionated, and Refined Products and crude oil volumes transported and stored. Power interruptions and inaccessible well sites as a result of severe storms or freeze-offs, a phenomenon where water vapor from the well bore freezes at the wellhead or within the natural gas gathering system, may cause a temporary interruption in the flow of natural gas, NGLs, Refined Products and crude oil.

In our Natural Gas Pipelines segment, natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of our local natural gas distribution and electric-generation customers as a result of the demand from their residential and commercial customers.

Competition - We compete for natural gas, NGL, Refined Products and crude oil volumes with other midstream companies, major integrated oil companies and independent exploration and production companies that have gathering and processing assets, fractionators, pipelines, terminals and storage facilities. The factors that typically affect our ability to compete for natural gas, NGL, Refined Products and crude oil volumes are:

•quality of services provided;
•producer drilling activity;
•proceeds remitted and/or fees charged under our contracts;
•proximity of our assets to natural gas, NGL, Refined Products and crude oil supply areas and markets;
•proximity of our assets to alternative energy production;
•location of our assets relative to those of our competitors;
•efficiency and reliability of our operations;
•receipt and delivery capabilities for natural gas, NGLs, Refined Products and crude oil that exist in each pipeline system, plant, fractionator, terminal and storage location;
•the petrochemical industry’s level of capacity utilization and feedstock requirements;
•current and forward natural gas, NGLs, Refined Products and crude oil prices; and
•cost of and access to capital.

We have remained competitive by making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and improving operating efficiency. Our and our competitors’ infrastructure projects may affect commodity prices and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market and demand centers.

Customers - Our Natural Gas Gathering and Processing, Natural Gas Liquids and Refined Products and Crude segments derive services revenue from major and independent crude oil and natural gas producers. Our Natural Gas Liquids segment’s customers also include other NGL and natural gas gathering and processing companies. Our downstream commodity sales customers are primarily petrochemical, refining and marketing companies, utilities, large industrial companies, natural gasoline distributors, propane distributors and municipalities. Our Refined Products and Crude segment’s customers also include crude oil producers, refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. End markets for Refined Products deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots, military bases and commercial airports. Our Natural Gas Pipeline segment’s assets primarily serve LDCs, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. leases excess office space, if any, to others and operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters. We have a wholly owned captive insurance company, which was formed in 2022.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

We are subject to a variety of historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous waste, wetland and waterway preservation, wildlife conservation, cultural resource protection, hazardous materials transportation and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm and/or interruptions in our operations that could be material to our results of operations or financial condition. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot ensure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot ensure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

Air and Water Emissions - The Clean Air Act, the Clean Water Act, the Oil Pollution Act of 1990 and analogous state laws and/or regulations impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for pollutants discharged into waters of the United States and requires remediation of waters affected by such discharge. The Oil Pollution Act aims at preventing and responding to oil spills in U.S. waters and shorelines.

GHG Emissions - 2022 GHG emissions were approximately 3.7 million metric tons of carbon dioxide equivalents of Scope 1 emissions and 2.9 million metric tons of carbon dioxide equivalents of Scope 2 emissions. Scope 1 emissions originate from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as fugitive methane emissions. Scope 2 emissions are generated from purchased power sources.

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030 for our legacy ONEOK assets. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. As of December, 31, 2023, we have achieved reductions totaling approximately 1.1 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. GHG emission reductions as reported may be modified, updated, changed or supplemented based on available information. For the years ended December 31, 2023, 2022 and 2021, we did not have any material dedicated capital expenditures specifically for climate-related projects, nor did we purchase or sell carbon credits or offsets. Progress to date on our goal has been accomplished through routine capital projects and asset optimizations that were primarily performed for operational improvements that inherently improved our emissions profile. We continue to anticipate several potential pathways toward achieving our emissions reduction target. In 2024, we anticipate reduction in our emissions toward our target to be primarily a result of improved methane management practices and system optimization that will not require material capital expenditures. We do not anticipate purchasing or selling carbon credits or offsets in 2024.

We currently participate in Our Nation’s Energy (ONE) Future Coalition to voluntarily report methane emission reductions and to calculate our methane intensity for our natural gas transmission and storage assets. We continue to focus on maintaining low methane gas release rates through expanded implementation of improved practices to limit the release of natural gas during pipeline and facility maintenance and operations.

In 2023, we became a participant in American Petroleum Institute’s The Environmental Partnership and enrolled in environmental performance programs that are designed to further reduce emissions using proven, cost-effective controls.

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

EPA - The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from our affected facilities and the carbon dioxide emission equivalents for all hydrocarbon liquids produced by us as if all of these products were combusted, even if they are used otherwise. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.

Recently, the EPA has released the pre-publication of the New Source Performance Standards Subpart OOOOb regulations to further reduce methane emissions, which includes increased monitoring frequency and more stringent repair requirements for new and modified oil and gas facilities. In addition, the EPA is proposing new nationwide emission guidelines, OOOOc, for states to limit methane emissions from existing oil and gas facilities. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions. However, the EPA and/or state regulators may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.

We are an obligated party under the Renewable Fuel Standard (RFS) promulgated by the EPA and are required to satisfy our Renewable Volume Obligation (RVO) on an annual basis. To meet our RVO, the transportation fuel we produce in our liquids blending activities must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. We generally satisfy our RVO requirements through the purchase of renewable energy credits, known as RINs. RINs are generated when a gallon of renewable fuel is produced and may be separated when the renewable fuel is blended into gasoline or diesel fuel, at which point the RIN is available for use in compliance or available for sale on the open market. As the RFS program is currently structured, the RVO of all obligated parties may increase over time unless adjusted by the EPA. The ability to incorporate increasing volumes of renewable fuel components into fuel products and the availability of RINs may be limited, which could increase our costs to comply with the RFS standards or limit our ability to blend.

The EPA has proposed changes to the federal gasoline distribution regulations. We do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions.

Additionally, we are subject to the EPA’s fuels compliance regulations. These regulations include standards for fuel parameters and require rigorous product sampling and testing, recordkeeping and reporting. Our ongoing compliance with these regulations is not expected to have a material adverse effect on our business.

Federal Regulation - In August 2022, the IRA was signed into law. The IRA includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. In addition, the IRA directed the EPA to impose and collect “Waste Emissions Charges,” or “Methane Fees,” for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have a methane emissions intensity in excess of the relevant statutory threshold. Based on text in the IRA and a related rule that the EPA proposed in January 2024 that will require payment of Methane Fees to the EPA beginning in 2025 (for 2024 reported emissions), we do not believe the Methane Fees will have a material impact on our results of operations, financial position or cash flows.

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

Waste - Our operations generate waste, including hazardous waste, that is subject to the requirements of the RCRA and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements as our operations routinely generate only small quantities of hazardous waste, and we are not a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA permit. While the RCRA currently exempts a number of waste from being subject to hazardous waste requirements, including many oil and gas exploration and production waste, the EPA could consider the adoption of stricter disposal standards for non-hazardous waste. Moreover, it is possible that additional waste, which could include non-hazardous waste currently generated during operations, may be designated as hazardous waste. Hazardous waste is subject to more rigorous and costly storage and disposal requirements than non-hazardous waste. Changes in the regulations could materially increase our expenses.

We own or lease properties where hydrocarbons have been handled for many years, during which operating and disposal standards have evolved. Although we believe we have utilized operating and disposal practices that meet prevailing industry standards, hydrocarbons or other waste may have been disposed of or released on, under or from the properties owned or leased by us or at offsite disposal facilities. In addition, many of these properties were previously operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and waste disposal facilities may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed waste, including waste disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.

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

In 2015, PHMSA issued notices of proposed rulemaking for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities. For natural gas and natural gas gathering pipelines, the new proposed regulations became known as “the Mega Rule.” Due to the large number of rules being considered, PHMSA partitioned the new rulemaking into three sections. The first section of rules was finalized and published in 2019 in the Federal Register and became effective in July 2020. These final rules mostly address congressional mandates due to former pipeline safety reauthorizations and established criteria for verifying current operating pressures. The second section of the Mega Rule, which was published in August 2022 and became effective in May 2023, focuses on natural gas transmission pipelines and includes enhancements to management requirements for risk and integrity assessments, guidance for corrosion and mitigation timelines, pipeline inspections following extreme weather events and repair requirements for HCAs and non-HCAs. The third section of the Mega Rule establishes new regulations for certain gas gathering lines, which were formerly unregulated, and was published in November 2021 and became effective in May 2022.

Coupled together, these new sections of the Mega Rule provide increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the newly published regulations.

Our NGL, Refined Products and crude oil pipeline systems are subject to regulation by the DOT and PHMSA under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (HLPSA). The HLPSA prescribes and enforces minimum federal safety standards for the transportation of hazardous liquids by pipeline, including the design, construction, testing, operation and maintenance, spill response planning and overall reporting and management related to our pipeline facilities. In addition to the amended HLPSA covered in Title 49 of the Code of Federal Regulations, subsequent statutes provide the framework for the pipeline hazardous liquid safety program and include provisions related to PHMSA’s authorities, administration and regulatory activities. During 2022, PHMSA published expanded regulations for the installation of rupture mitigation valves and the establishment of a minimum rupture detection standard. We believe that compliance with such regulatory changes will not have a material adverse effect on our business.

Our marine terminals along coastal waterways are subject to U.S. Coast Guard regulations and comparable state and municipal statutes relating to the design, installation, construction, testing, operation, replacement and management of these assets.

In 2020, legislation was passed to reauthorize PHMSA through 2024. Certain requirements for operations and maintenance, integrity management, leak detection and public awareness will be subject to future rulemaking as a result. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new regulations.

In July 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure. As a result of the incident, the United States Chemical Safety and Hazard Investigation Board (CSB) requested information including the incident investigation report and causal factors of the incident, which we submitted to the CSB. This inquiry is still active with the CSB.

Pipeline Security - Homeland Security’s Transportation Security Administration (TSA) released new pipeline security guidelines that included broader definitions for the determination of pipeline “critical facilities.” We have reviewed our pipeline facilities according to the new guidelines and met the timelines associated with TSA reporting. The cost of compliance did not have a material impact on our operations, financial position or cash flows.

In 2021, the TSA began issuing pipeline security directives to owners and/or operators of critical pipeline systems or facilities. The most recent version of the security directive included a requirement to provide on an annual basis an assessment plan for the Cybersecurity Implementation Plan. While compliance with the security directives requires significant internal and external resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

HUMAN CAPITAL

The long-term sustainability of our business is dependent on our continued ability to maintain a highly engaged workforce. To accomplish this, our business strategy includes attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.

Leaders continued to execute on employee engagement action plans in 2023 to build on the strong 2022 employee engagement survey results. We did not complete a survey in 2023 as we began the process to stabilize and integrate our employee base following the Magellan Acquisition. We expect to conduct a survey of the combined company in 2024.

As of December 31, 2023, we had 4,775 employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

Values - Our success relies on the skills, experience and dedication of our employees. We are committed to cultivating an inclusive and dynamic work environment where people can find opportunities to succeed, grow and contribute to the success of the company. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values, listed below, guide our employee behaviors and the ways in which we conduct our business and operations.
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

In early 2023, we introduced a Racial Inclusion Collective Resource Group that combines our legacy race- and ethnicity-focused business resource groups (BRGs), along with new resources and support for our Asian-American and Pacific Islander employees and allies, into a single organization to facilitate collaboration on topics relevant to all groups while reserving opportunities for more identity-focused programming where appropriate. We provide funding and support for this group as well as our other employee-led BRGs: a Veterans Resource Group, a Women’s Resource Group and a LGBTQ+ Resource Group (Lesbian, Gay, Bisexual, Transgender, Queer and others). The purpose of these groups is to promote the attraction, development, motivation and retention of members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become a supporter of our BRGs.

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

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and billing resolution. We offer full pay for maternity, paternity or adoption leave of up to 240 hours per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption and/or surrogacy. Additional benefits available for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, fertility benefits, disease prevention and management programs and full pay while on bereavement, military or personal and family care leave.

We also provide the opportunity for our employees to help fellow employees through the ONE Trust Fund by contributing donated vacation hours or monetary donations. The ONE Trust Fund is a nonprofit, charitable organization run entirely by employee volunteers, that serves our employees in times of personal crises due to natural disasters, medical emergencies or other hardships. Further, we provide volunteer opportunities and volunteer grants, as well as $10,000 of charitable giving matching, annually, through the ONEOK Foundation.

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

We value education and assist eligible employees with the expense of furthering their education in job-related fields, including up to $5,250 per year in qualifying tuition expenses. We also may reimburse employees for certain job-related professional certification examination fees.

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

Retirement - We maintain a 401(k) Plan for our employees and match 100% of employee contributions up to 6% of eligible compensation each payroll period, subject to applicable tax limits. We have a legacy defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. In addition, as a result of the Magellan Acquisition, we assumed the pension and postretirement benefit obligations for Magellan employees and former employees. These obligations are composed of two defined benefit pension plans, including one for non-union employees and one for union employees, as well as a postretirement welfare benefit plan for certain employees. The pension plan for non-union employees closed to new participants upon the closing of the Magellan Acquisition. The pension plan for union employees closed to new participants in January 2024. Employees who do not participate in our defined benefit pension plan are eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan. As of December 31, 2023, 96% of eligible employees were contributing to our 401(k) Plan. For additional information about our retirement benefits, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
Julie H. Edwards	65	2022 to present	Board Chair, ONEOK
Board Chair		2007 to 2022	Board Director, ONEOK
Pierce H. Norton II	64	2021 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2021 to present	Member of the Board of Directors, ONEOK
		2014 to 2021	President and Chief Executive Officer, ONE Gas, Inc.
		2014 to 2021	Member of the Board of Directors, ONE Gas, Inc.
Walter S. Hulse III	60	2022 to present	Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development		2019 to 2021	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
		2017 to 2019	Chief Financial Officer and Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK
Kevin L. Burdick	59	2023 to present	Executive Vice President and Chief Enterprise Services Officer, ONEOK
Executive Vice President and Chief Enterprise Services Officer		2022 to 2023	Executive Vice President and Chief Commercial Officer, ONEOK
		2017 to 2022	Executive Vice President and Chief Operating Officer, ONEOK
Sheridan C. Swords	54	2023 to present	Executive Vice President, Commercial Liquids and Gathering and Processing, ONEOK
Executive Vice President, Commercial Liquids and Gathering and Processing		2022 to 2023	Senior Vice President, Natural Gas Liquids and Natural Gas Gathering and Processing, ONEOK
		2017 to 2022	Senior Vice President, Natural Gas Liquids, ONEOK
Lyndon C. Taylor	65	2023 to present	Executive Vice President, Chief Legal Officer and Assistant Secretary, ONEOK
Executive Vice President, Chief Legal Officer and Assistant Secretary		2005 to 2021	Executive Vice President and Chief Legal and Administrative Officer, Devon Energy Corporation
Charles M. Kelley	65	2022 to present	Senior Vice President, Natural Gas Pipelines, ONEOK
Senior Vice President, Natural Gas Pipelines		2018 to 2022	Senior Vice President, Natural Gas, ONEOK
Mary M. Spears	44	2022 to present	Senior Vice President and Chief Accounting Officer, Finance and Tax, ONEOK
Senior Vice President and Chief Accounting Officer, Finance and Tax		2019 to 2021	Vice President and Chief Accounting Officer, ONEOK
		2015 to 2019	Director, SEC Reporting, ONEOK
Scott D. Schingen	50	2023 to present	Senior Vice President, Natural Gas Liquids and Natural Gas Operations, ONEOK
Senior Vice President, Natural Gas Liquids and Natural Gas Operations		2021 to 2023	Senior Vice President, Operations, ONEOK
		2017 to 2021	Vice President, Natural Gas Liquids Operations, ONEOK
James R. Hoskin	52	2023 to present	Senior Vice President, Refined Products and Crude Operations, ONEOK
Senior Vice President, Refined Products and Crude Operations		2023 to 2023	Senior Vice President Operations, Magellan Midstream Partners
		2021 to 2023	Vice President of Operations, Magellan Midstream Partners
		2019 to 2021	Director of Operations, Magellan Midstream Partners

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report and the written charters of our Board Committees also are available on our website, and we provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, posted on our social media accounts, and any corresponding applications, are not incorporated by reference into this report.

ITEM 1A.    RISK FACTORS

You should consider carefully the following discussion of risks, as well as all of the other information contained in this Annual Report. Our business, financial conditions, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

If the level of drilling in the regions in which we operate declines substantially near our assets, our volumes and revenues could decline.

Our gathering and transportation pipeline systems are dependent upon production from natural gas and crude oil wells, which naturally decline over time. As a result, our cash flows associated with these wells may also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation facilities, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:
•demand and prices for natural gas, NGLs, Refined Products and crude oil;
•producers’ access to capital;
•producers’ finding and development costs of reserves;
•producers’ ability to secure drilling and completion crews and equipment;
•producers’ desire and ability to obtain necessary permits, drilling rights and surface access in a timely manner and on reasonable terms;
•crude oil and associated natural gas field characteristics and production performance;
•regulatory compliance;
•reserve performance; and
•capacity constraints and/or shutdowns on the pipelines that transport crude oil, natural gas, NGLs and Refined Products from producing areas and our facilities.

Commodity prices are subject to significant volatility. Drilling and production activity levels may vary across our geographic areas; however, a prolonged period of low commodity prices may reduce drilling and production activities across all areas. If we are not able to obtain new supplies to replace the natural decline in volumes from existing production or reductions in volumes because of competition, throughput on our gathering and transportation pipeline systems and the utilization rates of our processing and fractionation facilities would decline, which could affect adversely our business, results of operations, financial position and cash flows.

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

The volatility of natural gas, NGL, Refined Products and crude oil prices could affect adversely our earnings and cash flows.

Lower commodity prices could reduce crude oil, natural gas and NGL production, which could decrease the demand for our services. Additionally, a significant portion of our revenues are derived from the sale of commodities that are received or purchased in conjunction with our gathering, processing, fractionation, transportation and storage services. As commodity prices decline, we could be paid less for our commodities thereby reducing our cash flows. Historically, commodity prices have been volatile and can change quickly. It is likely that commodity prices will continue to be volatile in the future.

The prices we receive for our commodities are subject to wide fluctuations in response to a variety of factors beyond our control, including, but not limited to, the following:

•overall domestic and global economic conditions and uncertainty;
•changes in the supply of, and demand for, domestic and foreign energy, even if relatively minor;
•market uncertainty;
•the occurrence of wars (such as the Russian invasion of Ukraine), the activities of the Organization of Petroleum Exporting Countries (OPEC) and other non-OPEC oil producing countries with large production capacity, or other geopolitical conditions (including instability in the Middle East) impacting supply and demand for natural gas, NGLs, Refined Products and crude oil;
•production decisions by other countries, and the failure of countries to abide by recent agreements relating to production decisions;
•the availability and cost of third-party transportation, natural gas processing and fractionation capacity;
•the level of consumer product demand and storage inventory levels;
•ethane rejection;
•weather conditions;
•public health crises, including pandemics (such as COVID-19);
•domestic and foreign governmental regulations and taxes;
•the price and availability of alternative fuels;
•speculation in the commodity futures markets;
•the effects of imports and exports on the price of natural gas, NGLs, Refined Products, crude oil and liquefied natural gas;
•the effect of worldwide energy-conservation measures;
•the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials; and
•technology and improved efficiency impacting supply and demand for natural gas, NGLs, Refined Products and crude oil.

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services, which could affect adversely our business, results of operations, financial position and cash flows.

Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in Refined Products, crude oil and natural gas, which could adversely affect our business.

The demand for the storage services has resulted in part from customers’ desire to have the ability to take advantage of profit opportunities created by the volatility in prices of Refined Products, crude oil and natural gas. Periods of prolonged stability or declines in these commodity prices could reduce demand for our storage services. If federal, state or international regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to identify customers willing to contract for such services or be forced to reduce the rates we charge for our services. The realization of any of these risks could adversely affect our business.

We depend on producers, gathering systems, refineries and pipelines owned and operated by others to supply our assets, and any closures, interruptions or reduced activity levels at these facilities may adversely affect our business.

We depend on crude oil production and on connections with gathering systems, refineries and pipelines owned and operated by third parties to supply our assets. We cannot control or predict the amount of product that will be delivered to us by the gathering systems and pipelines that supply our assets, nor can we control or predict the output of refineries that supply our Refined Products pipelines and terminals. Changes in the quality or quantity of this crude oil production, outages at these refineries or reduced or interrupted throughput on gathering systems or pipelines due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes could reduce shipments on our pipelines or result in our being unable to receive products at or deliver products from our terminals, any of which could adversely affect our business.

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

Certain investors are increasingly focused on ESG issues, including climate change. Further, organizations that provide information to investors on corporate governance and related matters have also increased their focus on ESG issues and have developed ratings processes for evaluating companies on various ESG initiatives. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or midstream companies in general. Due to climate change concerns, some investors may choose not to invest, or to reduce investment, in companies that explore for, produce, process, transport or sell products derived from hydrocarbons. If this negative investor sentiment increases, we may see reduced demand for our securities, which could impact our liquidity or the value of our securities. Additionally, certain large institutional lenders have announced their own policies to meet publicly announced climate commitments, which often involve commitments to shift lending activities in the energy sector to meet GHG emissions goals. As a result, certain institutional lenders may impose additional requirements on us, or decide not to lend to us, based on ESG concerns, which could adversely affect our access to capital on reasonable terms or at all and, as a result, our financial condition. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could also negatively affect our ability to access capital or cause us to receive less favorable terms and conditions in future financings.

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 emissions by 2030 for our legacy ONEOK assets. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. To the extent that the potential pathways we have identified to achieve this emissions reduction target are not available to us, or to the extent we otherwise are unable to make progress toward other ESG-related targets we may establish, we may face additional costs to meet these targets, or we may fail to meet them, which could negatively impact our business and reputation.

We may be subject to risks associated with the physical impacts of climate change.

The threat of global climate change may create physical and financial risks to our business. Some of our customers’ energy needs vary with weather conditions, primarily temperature. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including damage to our assets or service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornados, floods, freezing temperatures and snow or ice storms. To the extent the severity or frequency of extreme weather events increases, this could increase our cost of providing services, including the cost of insurance, and the availability of certain insurance coverages could decrease. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

Our operations are subject to operational hazards and unforeseen interruptions, which could affect adversely our business and for which we may not be adequately insured.

Our operations are subject to all the risks and hazards typically associated with the operation of gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, damage by third parties, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions (including extreme cold weather), infectious disease including a pandemic (such as COVID-19), cybersecurity attacks, geopolitical reactions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Similar operational hazards and unforeseen interruptions may also impact our producers or suppliers; for example, extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages. Further, the United States government warned that energy assets, specifically the nation’s pipeline infrastructure, may be targets of terrorist attacks. An act of terrorism could target our facilities, those of our suppliers or customers or those of other pipelines. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. The occurrence of operational hazards and unforeseen interruptions could affect adversely our business results of operations, financial position and cash flows.

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

Production areas outside of our operating regions may compete with natural gas, NGL and crude oil supply originating in production areas connected to our systems, which may cause products in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts.

We do not hedge fully against commodity price risk or interest rate risk, including commodity price changes, seasonal price differentials, product price differentials or location price differentials. This could result in decreased revenues, increased costs and lower margins, affecting adversely our results of operations.

Certain of our businesses are exposed to market risk and the impact of market fluctuations in natural gas, NGL, Refined Products and crude oil prices. Market risk refers to the risk of loss of future cash flows and earnings arising from adverse changes in commodity prices. Our primary commodity price exposures arise from:
•the value of the commodities sold under fee with POP contracts of which we retain a portion of the sales proceeds;
•product price differentials;
•location price differentials;
•seasonal price differentials;
•the price risk related to electric costs to operate our facilities; and
•the fuel costs and the value of the retained fuel in-kind in our natural gas pipelines and storage operations.

To manage the risk from market price fluctuations in natural gas, NGLs, Refined Products and crude oil and electricity prices, we may use derivative instruments such as swaps, futures, forwards and options. However, we do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk. Further, hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we may contract for fixed-rate swap instruments to hedge variable-rate instruments and the fixed rate exceeds the variable rate. Finally, hedging arrangements for forecasted sales and purchases are used to reduce our exposure to commodity price fluctuations and may limit the benefit we would otherwise receive if market prices for natural gas, NGLs, Refined Products and crude oil differ from the stated price in the hedge instrument for these commodities.

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

If any of our systems is damaged, fails to function properly or otherwise becomes unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could affect adversely our business and results of operations. Our financial results could also be affected adversely if our operational systems fail as a result of an inadvertent error or by deliberate tampering with or manipulation of our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws or employee or third-party tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances and an increase in remote work arrangements, we have become more reliant on technology to help increase efficiency in our businesses. According to experts, there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations and, as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems, or those of our vendors or counterparties, could result in a disruption of our operations, physical or environmental damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors and counterparties, including personnel, customer, vendor and counterparty information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors and counterparties to develop, implement and maintain security measures may not be successful in anticipating, detecting or preventing these events from occurring, due in part to attackers’ ever-changing methods and efforts to conceal their activities, and any network and information systems-related events could require us to expend significant resources to identify, assess and remedy such events. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, including sufficient insurance, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations or cumbersome contractual obligations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and the TSA security directives have utilized significant internal and external resources, and any potential future statutes, regulations or orders could lead to further increased regulatory compliance costs, insurance coverage costs or capital expenditures. We cannot predict the potential impact to our business resulting from additional regulations.

Growing our business by constructing new pipelines and facilities or making modifications to our existing facilities subjects us to construction risk and supply risks, should adequate natural gas, NGL, Refined Products and crude oil supply be unavailable upon completion of the facilities.

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
•we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, NGLs, Refined Products and crude oil, which may not be operational; and
•inflationary pressure could increase our costs for construction materials or labor.
As a result, new facilities may not be able to attract enough natural gas, NGLs, Refined Products and crude oil to achieve our expected investment return, which could affect adversely our business, results of operations, financial position and cash flows.

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

Measurement adjustments on our pipeline systems may be impacted materially by changes in estimation, type of commodity and other factors.

Product measurement adjustments occur as part of the normal operating conditions associated with our assets. The quantification and resolution of measurement adjustments are complicated by several factors including: (i) the significant quantities (i.e., thousands) of measurement equipment that we use across our systems, (ii) varying qualities of natural gas in the streams gathered and processed through our systems and the mixed nature of NGLs gathered and fractionated; and (iii) variances in measurement that are inherent in metering technologies and standards. Each of these factors may contribute to measurement adjustments that may occur on our systems, which could affect adversely our business, results of operations, financial position and cash flows.

In the competition for supply, we may have significant levels of excess capacity on our pipeline, processing, fractionation, terminal and storage assets.

Our pipeline, processing, fractionation, terminal and storage assets compete with other similar assets for natural gas, NGL, Refined Products and crude oil supply delivered to the markets we serve. As a result of competition, we may have significant levels of uncontracted or discounted capacity on our assets, which could affect adversely our business, results of operations, financial position and cash flows.

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

Moreover, subject to contractual restrictions, any joint-venture owner generally may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint-venture owners. Any such transaction could result in our being required to partner with different or additional parties who may have business interests different from ours.

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

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.

We currently have substantial U.S. federal net operating loss (“NOL”) carry forwards and other state tax attributes. Our ability to use these tax attributes to reduce our future U.S. federal and state income tax obligations depends on many factors, including our future taxable income, the timing of which is uncertain. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and corresponding provisions of state law.

Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an ownership change, which is generally defined as a greater than 50 percent change in its equity ownership over a three-year period, the company’s ability to utilize U.S. NOL carryforwards and other tax attributes may be limited. Determining the limitation under Section 382 of the Code is highly complex. We believe our U.S. NOL carryforwards and other tax attributes are not currently subject to a limitation as a result of an ownership change. However, it is possible that an ownership change may occur in the future, which may materially impact our ability to use our U.S. NOL carryforwards and other tax attributes to reduce U.S. federal and state taxable income. Such a limitation could affect adversely our results of operations, financial position and cash flows.

RISK FACTORS RELATED TO REGULATION

Increased regulation of exploration and production activities, including hydraulic fracturing, well setbacks and disposal of wastewater, could result in reductions or delays in drilling and completing new crude oil and natural gas wells.

The crude oil and natural gas industries are relying increasingly on supplies from nonconventional sources, such as shale and tight sands. Crude oil and natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate crude oil and natural gas production. Legislation or regulations placing restrictions on exploration and production activities, including hydraulic fracturing and disposal of wastewater, could result in operational delays, increased operating costs and additional regulatory burdens on exploration and production operators. Any of these factors could reduce their production of crude oil and unprocessed natural gas and, in turn, affect adversely our revenues and results of operations by decreasing the volumes of crude oil, natural gas and NGLs gathered, treated, processed, fractionated, stored and transported on our or our joint ventures’ assets.

Our business is subject to regulatory oversight and potential penalties.

The energy industry historically has been subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:
•changes to federal, state and local taxation;
•regulatory approval and review of certain of our rates, operating terms and conditions of service;
•the types of services we may offer our counterparties;
•construction and operation of new facilities;
•the integrity, safety and security of facilities and operations;
•acquisition, extension or abandonment of services or facilities;
•reporting and information posting requirements;
•maintenance of accounts and records; and
•relationships with affiliate companies involved in all aspects of our business.

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

Under the Natural Gas Act, which is applicable to our interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to our interstate Refined Products, crude oil and NGL pipelines, our interstate transportation rates are regulated by the FERC and many changes to our pipeline tariffs must be approved in a regulatory proceeding. Additionally, shippers, the FERC and/or state regulatory agencies may investigate our tariff rates which could result in, among other things, our being ordered to reduce rates or make refunds to shippers.

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

The FERC regulates the rates we can charge and the terms and conditions we can offer for interstate transportation service on our pipelines. State regulatory authorities regulate the rates we can charge and the terms and conditions we can offer for intrastate movements on our pipelines. The determination of the interstate or intrastate character of shipments on our pipelines may change over time, which may change the regulatory framework and the rates we are allowed to charge for transportation and other related services. Shippers may protest our pipeline tariff filings, and the FERC or state regulatory authorities may investigate and require changes to tariff terms as a result of the protests or complaints. Further, the FERC may order refunds of amounts collected under interstate rates that are determined to be in excess of a just and reasonable level. State regulatory authorities could take similar measures for intrastate tariffs. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. If existing rates are determined to be in excess of a just and reasonable level, we could be required to pay refunds to shippers, reduce rates and make other concessions.

The FERC’s ratemaking methodologies may limit our ability to increase rates by amounts sufficient to reflect our actual cost or may delay the use of rates that reflect increased costs. We use the FERC’s indexing methodology to establish our rates in approximately 30% of the markets serviced by our Refined Products pipelines. The FERC’s indexing methodology is based on changes in the producer price index for finished goods combined with an index adjustment. The methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level. When the change in the ceiling level is negative, we are generally required to reduce our rates that are subject to the FERC’s indexing methodology.

The FERC and most relevant state regulatory authorities allow us to establish rates based on conditions in competitive markets without regard to the FERC’s index level or our cost-of-service. We establish market-based rates in approximately 70% of the markets for our Refined Products pipelines. The tariffs on most of our long-haul crude oil pipelines are at negotiated rates but are still subject to regulation by the FERC or state agencies and subject to protest by shippers. If we were to lose our market-based rate authority, or if our negotiated rates were determined to not be just and reasonable, we could be required to establish rates on some other basis, such as our cost-of-service. Establishing our rates through a cost-of-service filing could be expensive and could result in tariff reductions, which would adversely affect our business.

Our liquids blending activities subject us to federal regulations that govern renewable fuel requirements in the U.S.

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the EPA establishes a renewable volume obligation (RVO) requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable energy credits, called RINs, to meet this obligation. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our business.

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

We believe it is likely that future governmental legislation and/or regulation on the federal, state and regional levels, may further require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. For example, the IRA directs the EPA to impose and collect payment of “Waste Emissions Charges”, or “Methane Fees”, for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have methane emissions intensity in excess of the relevant statutory threshold. Based on text in the IRA and a related rule that the EPA proposed in January 2024 to implement the Methane Fee program, we expect to begin paying Methane Fees in 2025 (for 2024 reported emissions) for applicable facilities. Methane Fees and other legislative and/or regulatory initiatives could make some of our activities uneconomic to maintain or operate. However, we cannot predict precisely what form these future legislative and/or regulatory initiatives will take, the stringency of such initiatives, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG legislative and/or regulatory requirements. Our future results of operations, financial position or cash flows could be affected adversely if such costs are not recovered or otherwise passed on to our customers.

Our operations are subject to federal and state laws and regulations relating to the protection of public health and the environment, which may expose us to significant costs and liabilities. Increased litigation and activism challenging continued reliance upon oil and gas as well as changes to and/or increased penalties from the enforcement of laws, regulations and policies could impact adversely our business.

The risk of incurring substantial environmental costs and liabilities is inherent in our business. Our operations are subject to extensive federal, state and local laws and regulations relating to the protection of the environment. Examples of these laws include the:
•Clean Air Act and analogous state laws that impose obligations related to air emissions;
•Clean Water Act and analogous state laws that impose requirements related to activities in and around certain state and federal waters, including requirements related to discharge of wastewater from our facilities into state and federal waters and discharge of dredge and fill materials, such as dirt and other earthy materials, into waters of the United States;
•CERCLA and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;
•Endangered Species Act and analogous state laws that impose obligations related to protection of threatened and endangered species; and
•RCRA and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

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

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store; air emissions related to our operations; past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs, penalties and other cost associated with any alleged noncompliance, and the cost of any remediation that may become necessary; some of these costs could be material and could adversely affect our business, results of operation, financial position and cash flows. Our insurance may not cover all of these environmental risks, and there are also limits on coverage. Additional information is included under Item 1, Business, under “Regulatory, Environmental and Safety Matters” and in Note O of the Notes to Consolidated Financial Statements in this Annual Report.

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

Our long-term debt has been assigned an investment-grade credit rating of “Baa2” by Moody’s and “BBB” by both S&P and Fitch. Our commercial paper program has been assigned an investment-grade credit rating of Prime-2, A-2 and F2 by Moody’s, S&P and Fitch, respectively. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by these credit rating agencies. If these agencies were to downgrade our long-term debt or our commercial paper rating, particularly below investment grade, our borrowing costs could increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease. Ratings from these agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

Our indebtedness and guarantee obligations could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2023, we had total indebtedness of $22.8 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
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

We are not prohibited under the indentures governing the senior notes from incurring additional indebtedness, but our debt agreements do subject us to certain operational limitations that could restrict our ability to finance future operations or expand or pursue business activities, as summarized in the next paragraph. If we incur significant additional indebtedness, it could worsen the negative consequences mentioned above and could affect adversely our ability to repay our other indebtedness.

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

The indentures governing certain of our and ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $15 million or more for certain of our senior notes or $100 million or more for certain of our and ONEOK Partners’ senior notes. Such events of default would entitle the trustee or the holders of 25% in aggregate principal amount of our and ONEOK Partners’ outstanding senior notes to declare those senior notes immediately due and payable in full. We may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause us to borrow funds under our credit facility or seek alternative financing sources to finance the repurchases and repayment. We could also face difficulties accessing capital or our borrowing costs could increase, impacting our ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill our debt obligations.

The right to receive payments on our outstanding debt securities and subsidiary guarantees is unsecured and will be effectively subordinated to any future secured indebtedness as well as to any existing and future indebtedness of our subsidiaries that do not guarantee the senior notes.

Although ONEOK Partners, the Intermediate Partnership and Magellan have guaranteed our debt securities, the guarantees are subject to release under certain circumstances, and we have subsidiaries that are not guarantors. In those cases, the debt securities effectively are subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the debt securities.

A court may use fraudulent conveyance considerations to avoid or subordinate the cross guarantees of our and ONEOK Partners’ indebtedness.

ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan have cross guarantees in place for our and ONEOK Partners’ indebtedness. A court may use fraudulent conveyance laws to subordinate or avoid the cross guarantees of certain of this indebtedness. It is also possible that under certain circumstances, a court could avoid or subordinate the guarantor’s guarantee of this indebtedness in favor of the guarantor’s other debts or liabilities to the extent that the court determined either of the following were true at the time the guarantor issued the guarantee:
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

Among other things, a legal challenge of the cross guarantees of our and ONEOK Partners’ indebtedness on fraudulent conveyance grounds may focus on the benefits, if any, realized by the guarantor as a result of the issuance of such debt. To the extent the guarantor’s guarantee of any such indebtedness is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the holders of such debt would cease to have any claim in respect of the guarantee.

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
•increased regulatory burdens; and
•customer or key employee losses at an acquired business.

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

For further discussion of impairments of long-lived assets, goodwill and equity-method investments, see Notes A, F, G, and N, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase.

We have defined benefit pension plans for certain employees and former employees, which are closed to new participants, and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs. For further discussion of our defined benefit pension plan and postretirement welfare plans, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy - We are an essential critical infrastructure business, and cybersecurity is a high priority for our leadership and Board of Directors. In 2021, the Transportation Security Administration (TSA) began releasing security directives establishing cybersecurity requirements for our industry. We promptly responded to these directives when released and continue to work collaboratively with our government counterparts to improve security throughout our technology systems.

We engage in an annual comprehensive Enterprise Risk Management (ERM) process designed to identify and manage risk. Our annual ERM assessment is designed to enable our Board of Directors to establish a mutual understanding with management of the effectiveness of our risk-management practices and capabilities, to review our risk exposures and to elevate certain key risks for discussion at the board level. Our ERM program is overseen by our chief financial officer. Our ERM process encompasses the identification and assessment of a broad range of risks, including cybersecurity, and the development and testing of controls to mitigate these risks.

In order to manage these cybersecurity risks, including our use of third-party software and cloud vendors, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. We take a cross-disciplinary approach to cybersecurity and physical security. Our cybersecurity risk management program is integrated with our ERM program and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal compliance, strategic, operational and financial risk areas. Our program generally incorporates the guidelines of the widely utilized National Institute of Standards and Technology Cybersecurity Framework, though this does not imply we meet any particular technical standards, specifications or requirements. In addition, we conduct risk assessments of third-party software and cloud vendors by utilizing security questionnaires prior to procurement. On a regular basis, we engage consultants to conduct penetration tests and architecture design reviews. As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, may materially affect us, including our operations, business strategy, results of operations or financial condition. See Part 1, Item 1A “Risk Factors” for a discussion of risks factors related to cybersecurity.

Governance - Security is governed by the Security Advisory team, an executive advisory committee composed of company officers, including our chief executive officer, our chief financial officer and our chief enterprise services officer, who meet regularly to evaluate ongoing security threats and incidents, to define policy and to prioritize initiatives. This advisory team is chaired by our vice president of cybersecurity and physical security, who has more than twenty years of relevant experience in the field of cyber and physical security. In his role, our vice president of cybersecurity and physical security also supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, alerts and reports produced by security tools deployed in our technology infrastructure and threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers. Identified cybersecurity threats and incidents are monitored and assessed for materiality by this cross-functional Security Advisory team. This assessment includes whether our Board of Directors should be informed of a threat or incident.

Cybersecurity risks are communicated and discussed with our Board of Directors at least annually in conjunction with our overall ERM program. As part of its oversight responsibilities, our Board of Directors also receives frequent updates from executive management on our company’s physical and cybersecurity efforts.

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

At February 20, 2024, there were 13,034 holders of record of our 583,159,446 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans, see Note K of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian Midstream Energy Select Index, the S&P 500 Energy Index and a ONEOK Peer Group during the period beginning on December 31, 2018, and ending on December 31, 2023.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2018, and at the End of Every Year Through December 31, 2023.

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
ONEOK, Inc.
S&P 500 Index
S&P 500 Energy Index
Alerian Midstream Energy Select Index
ONEOK Peer Group

	Cumulative Total Return
	Years Ended December 31,
	2019	2020	2021	2022	2023

ONEOK, Inc.	$147.77	$83.70	$137.97	$164.05	$185.63
S&P 500 Index	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Energy Index (a)	$111.81	$74.16	$114.49	$189.40	$186.71
Alerian Midstream Energy Select Index (b)	$121.76	$92.76	$133.62	$158.45	$182.54
ONEOK Peer Group (c)	$115.22	$84.74	$115.08	$148.51	$174.65
(a) - The S&P 500 Energy Index is a subindex of the S&P 500 that includes those companies classified as members of the energy sector.
(b) - The Alerian Midstream Energy Select Index measures the composite performance of approximately 25 North American energy infrastructure companies that are engaged in midstream activities involving energy commodities. Beginning in 2024, we will replace the Alerian Midstream Energy Select Index with the S&P 500 Energy Index as it is more relevant to our business subsequent to the Magellan Acquisition.
(c) - The current ONEOK Peer Group is composed of the following companies: Energy Transfer LP; EnLink Midstream, LLC; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; MPLX LP; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Targa Resources Corp.; Western Midstream Partners, LP; and The Williams Companies, Inc.

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

Magellan Acquisition - On September 25, 2023, we completed the Magellan Acquisition. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. In addition, we assumed Magellan's debt at the fair value of $4.0 billion. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes.

For additional information on the Magellan Acquisition, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report. See Part 1, Item 1A “Risk Factors” for further discussion of risks related to the Magellan Acquisition. Additional information regarding the financial results and operating information of our Refined Products and Crude segment subsequent to the closing of the Magellan Acquisition is provided in “Financial Results and Operating Information.”

Market Condition - We experienced increased volumes across our system in 2023, compared with 2022, highlighting our extensive and integrated assets located in, and connected with, some of the most productive shale basins, refining regions and demand centers, in the United States.

Medford Incident - In January 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident that occurred at our 210 MMbl/d Medford, Oklahoma, NGL fractionation facility in July 2022. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023, resulting in a one-time settlement gain of $779 million. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims.

The Medford incident resulted in an increase in operating income and adjusted EBITDA of $663 million, from the settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs compared with an approximately $30 million unfavorable impact of the 45-day waiting period in the year ended December 31, 2022. We expect our cash from operations in 2024 to be impacted by incurred costs resulting from the Medford incident for which we no longer receive business interruption proceeds.

For additional information on the Medford Incident, see Part II, Item 8, Note C of the Notes to Consolidated Financial Statements in this Annual Report.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system increased 25 MBbl/d to an average of 475 MBbl/d during 2023, compared with an average of 450 MBbl/d in 2022, due primarily to changes in ethane extraction economics. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that could be recovered and transported on our system.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Completion
Natural Gas Liquids		(In millions)
MB-5 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$750	Completed
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	First Quarter 2025
West Texas NGL pipeline expansion	Increase capacity to 740 MBbl/d in the Permian Basin	$520	First Quarter 2025
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	First Quarter 2025
Natural Gas Pipelines
Viking compressor stations	Electrification and replacement of certain compressor assets	$110	Completed
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

Debt Repayments - In 2023, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $322 million for an aggregate repurchase price of $280 million, including accrued and unpaid interest, with cash on hand. In connection with these open market repurchases, we recognized $41 million of net gains on extinguishment of debt.

In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of February 20, 2024, no shares have been repurchased under the program.

Dividends - During 2023, we paid common stock dividends totaling $3.82 per share, an increase of 2% compared to the 2022 dividend of $3.74 per share. In February 2024, we paid a quarterly common stock dividend of $0.99 per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year. Our dividend growth is primarily due to the increase in cash flows resulting from the growth of our operations.

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

Non-GAAP Financial Measures - Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense and certain other noncash items. Following the Magellan Acquisition, we performed a review of our calculation methodology of adjusted EBITDA, and beginning in 2023, we updated our calculation to include the adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. In prior periods, our calculation included equity in net earnings from investments. This change resulted in an additional $62 million of adjusted EBITDA in 2023, and we have not restated prior periods. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest, depreciation, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
Financial Results	2023	2022	2021	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$15,614	$20,976	$15,180	(5,362)	5,796
Services	2,063	1,411	1,360	652	51
Total revenues	17,677	22,387	16,540	(4,710)	5,847
Cost of sales and fuel (exclusive of items shown separately below)	11,929	17,910	12,257	(5,981)	5,653
Operating costs	1,535	1,149	1,067	386	82
Depreciation and amortization	769	626	622	143	4
Transaction costs	158	—	—	158	—
Other operating income, net	(786)	(105)	(2)	681	103
Operating income	$4,072	$2,807	$2,596	1,265	211
Equity in net earnings from investments	$202	$148	$122	54	26
Interest expense, net of capitalized interest	$(866)	$(676)	$(733)	190	(57)
Net income	$2,659	$1,722	$1,500	937	222
Diluted EPS	$5.48	$3.84	$3.35	1.64	0.49
Adjusted EBITDA	$5,243	$3,620	$3,380	1,623	240
Capital expenditures	$1,595	$1,202	$697	393	505
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

2023 vs. 2022 - Operating income increased $1.3 billion primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $227 million from higher volumes in the Rocky Mountain and Mid-Continent regions and an increase of $49 million due primarily to higher average fee rates;
•Natural Gas Liquids - an increase of $663 million related to the Medford incident and an increase of $303 million in exchange services;
•Natural Gas Pipelines - an increase of $43 million in transportation and storage services; and
•Refined Products and Crude - transportation and storage revenues of $535 million for the period of September 25, 2023, through December 31, 2023 due to the impact of the Magellan Acquisition; offset by
•Consolidated Operating, Depreciation and Transaction Costs - an increase of $290 million in operating costs and depreciation expense from our Refined Products and Crude segment, an increase of $158 million from transaction costs related to the Magellan Acquisition and an increase of $239 million due primarily to higher operating costs and depreciation expense in our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Net income and diluted EPS increased due primarily to the items discussed above, higher equity in net earnings from investments, higher interest income due to both higher cash balances and higher interest rates and net gains on extinguishment of debt related to open market repurchases. These increases were offset partially by higher income taxes and higher interest expense due to interest costs resulting from the Magellan Acquisition, which include acquired debt balances, our August 2023 $5.25 billion notes offering and commitment fees associated with our undrawn and terminated 364-day bridge loan facility.

Capital expenditures increased due primarily to our capital projects, including our MB-6 fractionator, NGL pipeline expansion projects and the Viking compression project.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our four segments. In connection with the Magellan Acquisition, we reviewed our business segments in light of certain changes in the financial information regularly reviewed by our chief operating decision maker and other factors. Based on this review, we added the Refined Products and Crude segment. This change, which was effective as of September 25, 2023, had no impact on our consolidated financial statements for any periods.

Selected Financial Results and Operating Information for the Year Ended December 31, 2022 vs. 2021 - The consolidated and segment financial results and operating information for the year ended December 31, 2022, compared with the year ended December 31, 2021, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

Natural Gas Gathering and Processing

Capital Projects - Our Natural Gas Gathering and Processing segment invests in capital projects in NGL-rich areas where we operate.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
Financial Results	2023	2022	2021	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,479	$3,690	$2,821	(1,211)	869
Residue natural gas sales	1,398	2,674	1,484	(1,276)	1,190
Gathering, compression, dehydration and processing fees and other revenue	179	169	156	10	13
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,364)	(5,117)	(3,226)	(2,753)	1,891
Operating costs, excluding noncash compensation adjustments	(448)	(386)	(351)	62	35
Adjusted EBITDA from unconsolidated affiliates (a)	1	—	—	1	—
Equity in net earnings from investments (a)	—	5	4	(5)	1
Other	(1)	2	1	(3)	1
Adjusted EBITDA	$1,244	$1,037	$889	207	148
Capital expenditures	$448	$445	$275	3	170
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates, which resulted in an additional $3 million of adjusted EBITDA in 2023, and we have not restated prior periods. See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel, and, therefore, the impact is largely offset between these line items.

2023 vs. 2022 - Adjusted EBITDA increased $207 million, primarily as a result of the following:
•an increase of $227 million from higher volumes due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions, and the impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022; and
•an increase of $49 million due primarily to higher average fee rates and realized condensate prices, net of hedging, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $62 million in operating costs due primarily to higher employee-related costs, outside services and materials and supplies expense due primarily to the growth of our operations, and higher property insurance premiums.

Capital expenditures remained relatively unchanged for 2023, as compared to 2022, due primarily to increased expenditures in 2023 on various capital projects, offset by expenditures in 2022 on our Demicks Lake III project completed in the first quarter of 2023.

	Years Ended December 31,
Operating Information (a)	2023	2022	2021
Natural gas processed (BBtu/d) (b)	2,995	2,612	2,515
Average fee rate ($/MMBtu)	$1.17	$1.10	$1.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

2023 vs. 2022 - Our natural gas processed volumes increased due primarily to increased producer activity in the Rocky Mountain and Mid-Continent regions and the impact of winter weather in the Rocky Mountain region in the second and fourth quarters of 2022.

Our average fee rate increased due primarily to increased contribution of volumes on higher fee contracts in the Williston Basin and inflation-based escalators in our contracts. Also, for certain fee with POP contracts, our contractual fees increased due to production volumes, delivery pressures or commodity prices relative to specified contractual thresholds.

Natural Gas Liquids

Capital Projects - Our Natural Gas Liquids segment invests in capital projects to transport, fractionate, store, deliver to market centers and receive NGL supply from shale and other resource development areas. Our growth strategy is focused around connecting diversified supply basins from the Rocky Mountain region through the Mid-Continent region and the Permian Basin with demand for Purity NGLs from the petrochemical and refining industries and NGL exports in the Gulf Coast. We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

In 2023, we connected two third-party natural gas processing plants in the Permian Basin and one affiliate natural gas processing plant in the Rocky Mountain region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
Financial Results	2023	2022	2021	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$13,666	$18,329	$13,653	(4,663)	4,676
Exchange service and other revenues	559	558	559	1	(1)
Transportation and storage revenues	204	180	180	24	—
Cost of sales and fuel (exclusive of depreciation and operating costs)	(11,592)	(16,546)	(11,940)	(4,954)	4,606
Operating costs, excluding noncash compensation adjustments	(637)	(549)	(499)	88	50
Adjusted EBITDA from unconsolidated affiliates (a)	67	—	—	67	—
Equity in net earnings from investments (a)	—	35	21	(35)	14
Other	778	88	(10)	690	98
Adjusted EBITDA	$3,045	$2,095	$1,964	950	131
Capital expenditures	$818	$581	$307	237	274
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates which resulted in an additional $9 million of adjusted EBITDA in 2023, and we have not restated prior periods. See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2023 vs. 2022 - Adjusted EBITDA increased $950 million primarily as a result of the following:
•an increase of $663 million related to the Medford incident, due to the settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs, compared with an approximately $30 million unfavorable impact of the 45-day waiting period in 2022;
•an increase of $303 million in exchange services due primarily to higher volumes across the system, offset partially by narrower commodity price differentials;
•an increase of $32 million in earnings from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass pipeline and the change in calculation methodology in 2023;
•an increase of $20 million due primarily to higher volumes on the ONEOK North System and higher storage revenue; and
•an increase of $12 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory; offset by
•an increase of $88 million in operating costs due primarily to higher employee-related costs and higher outside services due to the growth of our operations, and higher property insurance premiums.

Capital expenditures increased in 2023 due primarily to capital projects, which includes our MB-6 fractionator and pipeline expansion projects.

	Years Ended December 31,
Operating Information	2023	2022	2021
Raw feed throughput (MBbl/d) (a)	1,359	1,237	1,198
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.04	$(0.01)
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

2023 vs. 2022 - Volumes increased due primarily to increased production in the Permian Basin and Rocky Mountain region and increased ethane volumes in the Mid-Continent region.

Natural Gas Pipelines

Capital Projects - Our Natural Gas Pipelines segment invests in capital projects that provide transportation and storage services to end users. In February 2024, the FERC approved our Saguaro Connector Pipeline, L.L.C.’s Presidential Permit application to construct and operate new international border-crossing facilities at the U.S. and Mexico border. The proposed border facilities would connect upstream with a potential intrastate pipeline, the Saguaro Connector pipeline. Additionally, the proposed border facilities would connect at the international boundary with a new pipeline under development in Mexico for delivery to a liquefied natural gas export facility on the west coast of Mexico. The final investment decision on the Saguaro Connector pipeline is expected by mid-year 2024.

In 2023, we completed an expansion of our injection capabilities of our Oklahoma natural gas storage facilities, which allowed us to utilize and subscribe an additional 4 Bcf of our existing storage capacity, which is fully subscribed through 2027 and 90% subscribed through 2029. We are reactivating previously idled storage facilities with 3 Bcf of working gas storage capacity in Texas, which is already fully subscribed on a firm basis. We are also further expanding our injection capabilities in Oklahoma to allow us to subscribe additional firm storage capacity.

See “Capital Projects” in the “Recent Developments” section for a discussion of our capital projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
Financial Results	2023	2022	2021	$ Increase (Decrease)
		(Millions of dollars)
Transportation revenues	$423	$409	$413	14	(4)
Storage revenues	159	130	78	29	52
Residue natural gas sales and other revenues	41	40	116	1	(76)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(28)	(25)	(11)	3	14
Operating costs, excluding noncash compensation adjustments	(194)	(174)	(162)	20	12
Adjusted EBITDA from unconsolidated affiliates (a)	160	—	—	160	—
Equity in net earnings from investments (a)	—	108	97	(108)	11
Other	(2)	—	(3)	(2)	3
Adjusted EBITDA	$559	$488	$528	71	(40)
Capital expenditures	$228	$123	$93	105	30
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates which resulted in an additional $42 million of adjusted EBITDA in 2023, and we have not restated prior periods. See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

2023 vs. 2022 - Adjusted EBITDA increased $71 million primarily as a result of the following:
•an increase of $43 million in transportation and storage services due primarily to higher storage rates on renegotiated contracts, higher storage volumes related to completed projects and higher firm and interruptible transportation volumes; and
•an increase of $42 million in earnings from unconsolidated affiliates due to the change in calculation methodology in 2023; offset by
•an increase of $20 million in operating costs due primarily to higher employee-related costs.

Capital expenditures increased in 2023 due primarily to capital projects, including the Viking compression project.

	Years Ended December 31,
Operating Information (a)	2023	2022	2021
Natural gas transportation capacity contracted (MDth/d)	7,743	7,428	7,395
Transportation capacity contracted	96%	94%	95%
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

Refined Products and Crude

Capital Projects - Our Refined Products and Crude segment invests in capital projects to transport, store and distribute Refined Products and crude oil primarily throughout the central United States. Our growth strategy is focused on expanding our core business and marketing presence.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the period subsequent to the closing of the Magellan Acquisition:

September 25 through December 31, 2023
Financial Results
(Millions of dollars)
Product sales	$502
Transportation revenues	392
Storage, terminals and other revenues	177
Cost of sales and fuel (exclusive of depreciation and operating costs)	(450)
Operating costs, excluding noncash compensation adjustments	(192)
Adjusted EBITDA from unconsolidated affiliates	36
Adjusted EBITDA	$465
Capital expenditures	$52
See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Three Months Ended December 31,
Operating Information (a)	2023
Refined Products volume shipped (MBbl/d)	1,547
Crude oil volume shipped (MBbl/d)	808
(a) - Includes volumes for consolidated entities only.

NON-GAAP FINANCIAL MEASURES

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(Unaudited)	2023	2022	2021
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$2,659	$1,722	$1,500
Interest expense, net of capitalized interest	866	676	733
Depreciation and amortization	769	626	622
Income taxes	838	528	484
Adjusted EBITDA from unconsolidated affiliates (c)	264	—	—
Equity in net earnings from investments (c)	(202)	—	—
Noncash compensation expense and other	49	68	41
Adjusted EBITDA (a)(b)(c)	$5,243	$3,620	$3,380
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$1,244	$1,037	$889
Natural Gas Liquids (a)	3,045	2,095	1,964
Natural Gas Pipelines	559	488	528
Refined Products and Crude (d)	465	—	—
Other (b)	(70)	—	(1)
Adjusted EBITDA (a)(b)(c)	$5,243	$3,620	$3,380
(a) - The year ended December 31, 2023, includes $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.
(b) - The year ended December 31, 2023, primarily includes transaction costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and net gains of $41 million on extinguishment of debt related to open market repurchases.
(c) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. In prior periods, our calculation included equity in net earnings from investments. This change resulted in an additional $62 million of adjusted EBITDA in 2023, and we have not restated prior periods.
(d) - Includes segment adjusted EBITDA for the period September 25, 2023, through December 31, 2023.

CONTINGENCIES

See Note O of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of environmental and legal matters.

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

In January 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of settlement and as payment in lieu of future business interruption insurance claims. We expect our cash from operations in 2024 to be impacted by incurred costs resulting from the Medford incident for which we no longer receive business interruption proceeds.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2027, and access to $1.0 billion available through our “at-the-market” equity program. As of the date of this report, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate swaps, see Note E of the Notes to Consolidated Financial Statements in this Annual Report.

Cash Management - At December 31, 2023, we had $338 million of cash and cash equivalents. We use a centralized cash management program that concentrates the cash assets of our nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Guarantees - In December 2023, ONEOK assumed the debt obligations of Magellan under its previous debt indentures and Magellan provided a guarantee of the outstanding notes. As of December 31, 2023, Magellan no longer had debt obligations outstanding. We guarantee certain debt securities of ONEOK Partners, and ONEOK Partners, the Intermediate Partnership and Magellan guarantee certain of our debt securities. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan holds interests in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuers and parent guarantor, excluding our ownership of all the interests in ONEOK Partners and Magellan, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, please see Note H of the Notes to Consolidated Financial Statements in this Annual Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of December 31, 2023, we had no borrowings under our $2.5 Billion Credit Agreement and we are in compliance with all covenants.

We had working capital (defined as current assets less current liabilities) deficits of $344 million and $503 million as of December 31, 2023, and December 31, 2022, respectively due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt repayments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $2.5 Billion Credit Agreement, see Note H of the Notes to Consolidated Financial Statements in this Annual Report.

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

We may, at any time, seek to retire or purchase our or ONEOK Partners’ outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market repurchases, privately negotiated transactions or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine, and will depend on prevailing market conditions, or liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Debt Repayments - In 2023, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $322 million for an aggregate repurchase price of $280 million, including accrued and unpaid interest, with cash on hand. In connection with these open market repurchases, we recognized $41 million of net gains on extinguishment of debt.

In November 2023, we made an equity contribution of $91 million to Northern Border, which in combination with an equal contribution from our joint venture partner, was used to partially repay the outstanding balance of its revolving credit facility and fund capital projects.

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

Equity Issuances - On September 25, 2023, we completed the Magellan Acquisition. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of February 20, 2024, no shares have been repurchased under the program.

Material Commitments - We have material cash commitments related to our capital expenditures, senior notes and corresponding interest payments, which we expect to fund through our sources of cash inflows discussed above. Our senior notes and interest payments are discussed in Note H of the Notes to Consolidated Financial Statements in this Annual Report. We also have cash commitments related to transportation, storage and other commercial contracts, as well as our financial and physical derivative obligations, which we expect to fund with cash from operations.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

The following table sets forth our capital expenditures, excluding AFUDC, for the periods indicated:

Capital Expenditures	2023	2022	2021
	(Millions of dollars)
Natural Gas Gathering and Processing	$448	$445	$275
Natural Gas Liquids	818	581	307
Natural Gas Pipelines	228	123	93
Refined Products and Crude (a)	52	—	—
Other	49	53	22
Total capital expenditures	$1,595	$1,202	$697
(a) - Includes capital expenditures for the period September 25, 2023, through December 31, 2023.

Capital expenditures increased in 2023, compared with 2022, due primarily to our capital projects, including our MB-6 fractionator, NGL pipeline expansion projects and the Viking compression project. See discussion of our announced capital projects in the “Recent Developments” section.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.75-$1.95 billion in 2024.

Credit Ratings - Our long-term debt credit ratings as of February 20, 2024, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2023, we paid common stock dividends totaling $3.82 per share, an increase of 2% compared to the 2022 dividend of $3.74 per share. In February 2024, we paid a quarterly common stock dividend of $0.99 per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. In 2023, we paid dividends for the Series E Preferred Stock of $1 million for the series E preferred stock. In February 2024, we paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock.

For the year ended December 31, 2023, our cash flows from operations exceeded dividends paid by $2.6 billion, due in part to the insurance proceeds received from the Medford settlement in 2023. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$4,421	$2,906	$2,546
Investing activities	(6,404)	(1,139)	(665)
Financing activities	2,101	(1,693)	(2,259)
Change in cash and cash equivalents	118	74	(378)
Cash and cash equivalents at beginning of period	220	146	524
Cash and cash equivalents at end of period	$338	$220	$146

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

2023 vs. 2022 - Cash flows from operating activities, before changes in operating assets and liabilities increased $1.1 billion for the year ended December 31, 2023, compared with the same period in 2022, due primarily to higher operating income resulting from higher volumes from increased production and higher average fee rates in our Natural Gas Gathering and Processing segment, higher exchange services in our Natural Gas Liquids segment, higher transportation and storage services in our Natural Gas Pipelines segment and an increase due to the impact of the Magellan Acquisition in our Refined Products and Crude segment; and insurance proceeds received from the Medford settlement. Please see “Financial Results and Operating Information” for a discussion of operating results.

The changes in operating assets and liabilities increased operating cash flows $358 million for the year ended December 31, 2023, compared with a decrease of $58 million for the same period in 2022. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices; offset partially by changes in risk management assets and liabilities.

Investing Cash Flows

2023 vs. 2022 - Cash used in investing activities for the year ended December 31, 2023, increased $5.3 billion, compared with the same period in 2022, due primarily to the $5.0 billion of cash paid for the Magellan Acquisition.

Financing Cash Flows

2023 vs. 2022 - Cash from financing activities for the year ended December 31, 2023, increased $3.8 billion compared with the same period in 2022, due primarily to the issuance of $5.25 billion senior unsecured notes associated with the Magellan Acquisition.

Cash Flow Analysis for the Year Ended December 31, 2022 vs. 2021 - The cash flow analysis for the year ended December 31, 2022, compared with the year ended December 31, 2021, is included in Part II, Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

The following is a summary of our most critical accounting estimates, which are defined as those estimates most important to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. See Note A of the Notes to Consolidated Financial Statements in this Annual Report for the description of our accounting policies.

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

In order to estimate the fair value of assets acquired and liabilities assumed, we utilized widely accepted valuation techniques that included discounted cash flow and cost methods. The discounted cash flow method utilizes assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates. Cost methods estimate the fair value of assets based on the estimated construction cost of the assets, and requires the use of various inputs and assumptions. While we believe we have made reasonable assumptions to estimate the fair value, these assumptions are inherently uncertain. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions, and their interdependence, that can materially affect our estimates.

The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

See Note B of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of the business combination.

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

We assess hedging relationships at the inception of the hedge, and periodically thereafter, to determine whether the hedging relationship is, and is expected to remain, highly effective. We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as effective cash flow hedges. However, if a derivative instrument is ineligible for cash flow hedge accounting or if we fail to appropriately designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded currently in earnings. Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings. For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

See Notes A, D and E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

Impairment of Goodwill, Long-Lived Assets, Including Intangible Assets and Equity Method Investments - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. If further testing is necessary or a quantitative test is elected, we perform a Step 1 analysis for goodwill impairment.

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

We evaluate equity method investments in unconsolidated affiliates for impairment whenever events or circumstances indicate that there is an other-than-temporary loss in value of the investment. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in our consolidated financial statements as an impairment charge.

Our impairment tests require the use of assumptions and estimates, such as industry economic factors and the profitability of future business strategies. To estimate undiscounted future cash flows of long-lived assets we may apply a probability-weighted approach that incorporates different assumptions and potential outcomes related to the underlying long-lived assets. The evaluation is performed at the lowest level for which separately identifiable cash flows exist. To estimate the fair value of these assets, we use two generally accepted valuation approaches, an income approach and a market approach. Under the income approach, our discounted cash flow analysis includes the following inputs that are not readily available: a discount rate reflective of industry cost of capital, our estimated contract rates, volumes, operating margins, operating and maintenance costs and capital expenditures. Under the market approach, our inputs include EBITDA multiples, which are estimated from recent peer acquisition transactions, and forecasted EBITDA, which incorporates inputs similar to those used under the income approach. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.
See Notes A, F, G and N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill and intangible assets, long-lived assets and investments in unconsolidated affiliates.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment - Our property, plant and equipment are depreciated using the straight-line method that incorporates management assumptions regarding useful economic lives and residual values. As we place additional assets in service or acquire assets as a result of an acquisition or asset purchase, our estimates related to depreciation expense have become more significant and changes in estimated useful lives of our assets could have a material effect on our results of operations. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation expense prospectively. Examples of such circumstances include changes in (i) competition, (ii) laws and regulations that limit the estimated economic life of an asset, (iii) technology that render an asset obsolete, (iv) expected salvage values, (v) results of rate cases or rate settlements on regulated assets and (vi) forecasts of the remaining economic life for the resource basins where our assets are located, if any. For the fiscal years presented in this Form 10-K, no changes were made to the determinations of useful lives that would have a material effect on the timing of depreciation expense in future periods.

See Note F of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of property, plant and equipment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that could occur assuming hypothetical future movements in interest rates or commodity prices within our derivative portfolio. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

We are exposed to market risk due to commodity price and interest-rate volatility. Market risk is the risk of loss arising from adverse changes in market rates and prices. We may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve more predictable cash flows. Our risk-management function follows policies and procedures established by our Risk Oversight and Strategy Committee to monitor our natural gas, NGL, Refined Products, condensate and crude oil marketing activities and interest rates to ensure our hedging activities mitigate market risks and comply with approved thresholds or limits. We do not use financial instruments for trading purposes.

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

See Note A of the Notes to Consolidated Financial Statements in this Annual Report for a discussion on our accounting policies for our derivative instruments and the impact on our Consolidated Financial Statements.

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note E of the Notes to Consolidated Financial Statements in this Annual Report to reduce the impact of near-term price fluctuations of natural gas, NGLs, Refined Products, condensate and crude oil.

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	December 31, 2023	December 31, 2022
	(Millions of dollars)
Refined Products, crude oil and NGLs	$67	$35
Natural gas	5	18
Total change in estimated fair value of commodity contracts	$72	$53

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $2.5 Billion Credit Agreement, commercial paper program, term loan agreements and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps.

Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the second quarter of 2023, we entered into $1.1 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2023, we settled all of our Treasury locks related to our underwritten public offering of $5.25 billion senior unsecured notes associated with the Magellan Acquisition. At both December 31, 2023, and December 31, 2022, we had no outstanding Treasury lock agreements.
Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2022, we had forward-starting interest-rate swaps with notional amounts totaling $0.4 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2023, we settled all of our $0.4 billion forward-starting interest-rate swaps related to our underwritten public offerings of $5.25 billion senior unsecured notes associated with the Magellan Acquisition. At December 31, 2023, we had no outstanding forward-starting interest-rate swaps.

See Note E of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments, letters of credit, liens and other forms of collateral, when appropriate. Certain of our counterparties may be impacted by a relatively low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could impact adversely our results of operations.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives services revenue primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2023 and 2022, approximately 90% and 95%, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of Purity NGLs. In 2023 and 2022, approximately 85% of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2023 and 2022, approximately 90% of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

Refined Products and Crude - Our Refined Products and Crude segment’s customers include refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. In the fourth quarter of 2023, approximately 70% of our revenues in this segment were from customers rated investment grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens, or other collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”).We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Magellan Midstream Partners, L.P., (“Magellan”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Magellan from our audit of internal control over financial reporting. Magellan is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 32% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Acquisition of Magellan Midstream Partners, LP – Valuation of the Pipelines and Intangible Assets

As described in Note B to the consolidated financial statements, the Company purchased Magellan on September 25, 2023. Pursuant to the merger agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. In addition, the Company assumed Magellan’s debt with a fair value of $4.0 billion. The acquisition resulted in the recognition of $11.8 billion of property, plant and equipment (PP&E), a significant portion of which relates to pipelines, and $1.0 billion of intangible assets, which relate to customer relationships. The Magellan acquisition was accounted for using the acquisition method of accounting for business combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. As disclosed by management, in order to estimate the fair value of assets acquired and liabilities assumed, management utilized valuation techniques that included discounted cash flow and cost methods. The discounted cash flow method utilizes assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates. Cost methods estimate the fair value of assets based on the estimated construction cost of the assets, and requires the use of various inputs and assumptions.

The principal considerations for our determination that performing procedures relating to valuation of the pipelines and intangible assets related to the acquisition of Magellan is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the pipelines and intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated construction cost used to value the pipelines acquired, and the estimated future cash flows, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates used to value the intangible assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the pipelines and intangible assets related to the acquisition. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the pipelines and intangible assets acquired; (ii) evaluating the appropriateness of the cost method used to determine the fair value of the pipelines and the discounted cash flow model used to determine the fair value of the intangible assets (collectively the “valuation methods”); (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the estimated construction cost used to value the pipelines acquired, and the estimated future cash flows, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates used to value the intangible assets acquired. Evaluating management’s assumptions related to the estimated future cash flows used to value the intangible assets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of Magellan and (ii) consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods and (ii) the reasonableness of the estimated construction cost used to value the pipelines, and discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates used to value the intangible assets.

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 27, 2024

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$15,614	$20,976	$15,180
Services	2,063	1,411	1,360
Total revenues (Note P)	17,677	22,387	16,540
Cost of sales and fuel (exclusive of items shown separately below)	11,929	17,910	12,257
Operations and maintenance	1,319	958	900
Depreciation and amortization	769	626	622
General taxes	216	191	167
Transaction costs (Note B)	158	—	—
Other operating income, net (Note C)	(786)	(105)	(2)
Operating income	4,072	2,807	2,596
Equity in net earnings from investments (Note N)	202	148	122
Other income (expense), net	89	(29)	(1)
Interest expense (net of capitalized interest of $43, $57 and $25, respectively)	(866)	(676)	(733)
Income before income taxes	3,497	2,250	1,984
Income taxes (Note M)	(838)	(528)	(484)
Net income	2,659	1,722	1,500
Less: Preferred stock dividends	1	1	1
Net income available to common shareholders	$2,658	$1,721	$1,499

Basic EPS (Note J)	$5.49	$3.85	$3.36

Diluted EPS (Note J)	$5.48	$3.84	$3.35
Average shares (millions)
Basic	484.3	447.5	446.4
Diluted	485.4	448.4	447.4
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Net income	$2,659	$1,722	$1,500
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(46), $(28) and $61, respectively	155	93	(204)
Derivative amounts reclassified to net income, net of tax of $21, $(60) and $(69), respectively	(66)	201	229
Change in retirement and other postretirement benefit plan obligations, net of tax of $2, $(16) and $(15), respectively	(9)	53	50
Other comprehensive income (loss) of unconsolidated affiliates, net of tax of $1, $(5) and $(1), respectively	(5)	16	5
Total other comprehensive income, net of tax	75	363	80
Comprehensive income	$2,734	$2,085	$1,580
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,
	2023	2022
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$338	$220
Accounts receivable, net	1,705	1,532
Materials and supplies	148	149
Inventories	639	432
Commodity imbalances	26	43
Other current assets	252	172
Total current assets	3,108	2,548
Property, plant and equipment
Property, plant and equipment	38,454	25,015
Accumulated depreciation and amortization	5,757	5,063
Net property, plant and equipment (Note F)	32,697	19,952
Other assets
Investments in unconsolidated affiliates (Note N)	1,874	802
Goodwill (Note G)	4,952	528
Intangible assets, net (Note G)	1,316	225
Other assets	319	324
Total other assets	8,461	1,879
Total assets	$44,266	$24,379

Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note H)	$484	$925
Accounts payable	1,564	1,359
Commodity imbalances	244	254
Accrued taxes	215	136
Accrued interest	381	233
Operating lease liability	23	12
Other current liabilities	541	132
Total current liabilities	3,452	3,051
Long-term debt, excluding current maturities (Note H)	21,183	12,696
Deferred credits and other liabilities
Deferred income taxes (Note M)	2,594	1,739
Operating lease liability	74	68
Other deferred credits	479	331
Total deferred credits and other liabilities	3,147	2,138
Commitments and contingencies (Note O)
Equity (Note I)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at December 31, 2023, and at December 31, 2022	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 583,093,100 shares at December 31, 2023; issued 474,916,234 shares and outstanding 447,157,771 shares at December 31, 2022	6	5
Paid-in capital	16,320	7,253
Accumulated other comprehensive loss	(33)	(108)
Retained earnings	868	50
Treasury stock, at cost: 26,620,734 shares at December 31, 2023, and 27,758,463 shares at December 31, 2022	(677)	(706)
Total equity	16,484	6,494
Total liabilities and equity	$44,266	$24,379
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Operating activities
Net income	$2,659	$1,722	$1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	626	622
Equity in net earnings from investments	(202)	(148)	(122)
Distributions received from unconsolidated affiliates	202	147	123
Deferred income taxes	829	464	472
Medford settlement gain	(779)	—	—
Medford settlement proceeds	502	61	—
Other, net	83	92	94
Changes in assets and liabilities:
Accounts receivable	107	(148)	(611)
Inventories, net of commodity imbalances	118	(62)	(105)
Accounts payable	(62)	(26)	622
Risk-management assets and liabilities	96	197	(94)
Other assets and liabilities, net	99	(19)	45
Cash provided by operating activities	4,421	2,906	2,546
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,595)	(1,202)	(697)
Cash paid for Magellan Acquisition, net of cash acquired	(5,015)	—	—
Contributions to unconsolidated affiliates	(207)	(3)	(1)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	50	20	19
Medford settlement proceeds	328	39	—
Other, net	35	7	14
Cash used in investing activities	(6,404)	(1,139)	(665)
Financing activities
Dividends paid	(1,839)	(1,672)	(1,667)
Issuance of long-term debt, net of discounts	5,298	869	—
Repayment of long-term debt	(1,300)	(896)	(605)
Debt financing costs	(71)	(8)	—
Other, net	13	14	13
Cash provided by (used in) financing activities	2,101	(1,693)	(2,259)
Change in cash and cash equivalents	118	74	(378)
Cash and cash equivalents at beginning of period	220	146	524
Cash and cash equivalents at end of period	$338	$220	$146
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$653	$582	$692
Cash paid for income taxes, net of refunds	$37	$59	$9
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2021	20,000	474,916,234	$—	$5	$7,353
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $3.74 per share (Note I )	—	—	—	—	(168)
Other, net	—	—	—	—	22
December 31, 2021	20,000	474,916,234	—	5	7,214
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	—
Common stock issued	—	—	—	—	13
Common stock dividends - $3.74 per share (Note I )	—	—	—	—	—
Other, net	—	—	—	—	26
December 31, 2022	20,000	474,916,234	—	5	7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	—
Magellan Acquisition consideration	—	134,797,600	—	1	9,061
Common stock issued	—	—	—	—	9
Common stock dividends - $3.82 per share (Note I )	—	—	—	—	—
Other, net	—	—	—	—	(3)
December 31, 2023	20,000	609,713,834	$—	$6	$16,320

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2021	$(551)	$—	$(764)	$6,043
Net income	—	1,500	—	1,500
Other comprehensive income	80	—	—	80
Preferred stock dividends - $55.00 per share (Note I )	—	(1)	—	(1)
Common stock issued	—	—	32	39
Common stock dividends - $3.74 per share (Note I )	—	(1,499)	—	(1,667)
Other, net	—	—	—	22
December 31, 2021	(471)	—	(732)	6,016
Net income	—	1,722	—	1,722
Other comprehensive income	363	—	—	363
Preferred stock dividends - $55.00 per share (Note I )	—	(1)	—	(1)
Common stock issued	—	—	26	39
Common stock dividends - $3.74 per share (Note I )	—	(1,671)	—	(1,671)
Other, net	—	—	—	26
December 31, 2022	(108)	50	(706)	6,494
Net income	—	2,659	—	2,659
Other comprehensive income	75	—	—	75
Preferred stock dividends - $55.00 per share (Note I )	—	(1)	—	(1)
Magellan Acquisition consideration	—	—	—	9,062
Common stock issued	—	—	29	38
Common stock dividends - $3.82 per share (Note I )	—	(1,839)	—	(1,839)
Other, net	—	(1)	—	(4)
December 31, 2023	$(33)	$868	$(677)	$16,484
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a corporation incorporated under the laws of the state of Oklahoma.

Our Natural Gas Gathering and Processing segment provides midstream services to producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Gathered wellhead natural gas is directed to our processing plants to remove NGLs, resulting in residue natural gas (primarily methane). Residue natural gas is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are sold and delivered through NGL pipelines to fractionation facilities for further processing.

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

Our Natural Gas Pipelines segment, through its wholly owned assets primarily in Oklahoma, Texas and the upper Midwest, provides transportation and storage services to end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials. We have 50% ownership interests in Northern Border and Roadrunner. Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enable us to provide essential natural gas transportation and storage services.

Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. This new reportable business segment was added in conjunction with the Magellan Acquisition. Our Refined Products pipeline system is one of the longest common carrier pipeline systems for Refined Products in the United States, extending approximately 9,800 miles from the Texas Gulf Coast and covering a 15-state area across the central and western United States. Our crude oil pipelines transport crude oil to refineries, export facilities and demand centers. Throughout the distribution system, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users. Our crude oil assets are strategically located to serve crude oil supply, trading and demand centers.

Consolidation - Our Consolidated Financial Statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. The difference between the carrying value of an investment and our share of the investment’s underlying equity in net assets is referred to as a basis difference. Basis differences related to depreciable or amortizable assets are amortized through equity in net earnings from investments. The premium or excess cost over underlying fair value of net assets is referred to as equity-method goodwill. The portion of the basis difference that is attributable to our equity-method goodwill has not been amortized. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. See Note N for disclosures of our unconsolidated affiliates.

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

Most of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists. Our financial commodity derivatives are primarily settled through a NYMEX or ICE clearing broker account with daily margin requirements. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:
•Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets. These balances are composed predominantly of exchange-traded derivative contracts for natural gas, Refined Products and crude oil.
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of exchange cleared and over-the-counter derivatives to hedge natural gas basis, NGLs, Refined Products and crude oil price risk and over-the-counter interest-rate derivatives.
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

See Note D for our fair value measurements disclosures.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Our payment terms vary by customer and contract type, including requiring payment before products or services are delivered to certain customers. However, the term between customer prepayments, completion of our performance obligations, invoicing and receipt of payment due is generally not significant.

Performance Obligations and Revenue Sources - Revenue sources are disaggregated in Note Q and are derived from commodity sales and services revenues, as described below:

Commodity Sales (all segments) - We contract to deliver residue natural gas, unfractionated NGLs and/or Purity NGLs, Refined Products, condensate and crude oil to customers at a specified delivery point. Our sales agreements may be daily or longer-term contracts for a specified volume. We consider the sale and delivery of each unit of a commodity an individual performance obligation as the customer is expected to control, accept and benefit from each unit individually. We record revenue when the commodity is delivered to the customer as this represents the point in time when control of the product is transferred to the customer. Revenue is recorded based on the contracted selling price, which is generally index-based and settled daily or monthly. Occasionally, we sell unfractionated NGLs to customers at an index-based price less third-party fractionation costs. These costs are included as a reduction to commodity sales revenue.

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

Transportation ,exchange and terminal service contracts (Natural Gas Liquids and Refined Products and Crude segment) - Under this type of contract, we charge fees for providing midstream services, which may include a bundled combination of one or more of the following services: gathering, transporting, terminalling, fractionation or other ancillary services. Our performance obligation begins with delivery of product to our system. These services represent a series of distinct services that are treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously. For transportation services under a tariff on our transportation pipelines, fees are recorded when the product reaches its destination. We have certain contracts that require counterparties to ship a minimum volume over an agreed-upon time period, which are contracted as minimum dollar or volume commitments. Revenue pursuant to these take-or-pay contracts is initially deferred and subsequently recognized when the customers utilize their committed volumes or when the likelihood of meeting the minimum volume commitment becomes remote.

Storage contracts (Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments) - We reserve a stated storage capacity and inject/withdraw/store commodities for our customer. As these services represent a stand-ready obligation provided on a daily basis over the life of the agreement, the fixed capacity reservation fees are allocated and evenly recognized in revenue over the contract term. Capacity reservation fees that vary based on a stated or implied economic index and correspond with the costs to provide our services are recognized in revenue as invoiced to our customers. We use the output method based on the passage of time to measure satisfaction of the performance obligation associated with our daily stand-ready services. Other fees are recognized in revenue as those services are provided and are dependent on the volume moved, which is at our customer’s discretion.

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

See Note P for our revenue disclosures.

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. Our contract liabilities primarily represent deferred revenue on Refined Products and crude transportation contracts and NGL storage contracts for which revenue is recognized over a one-year term, and deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract periods, which range from 1 to 15 years.

Cost of Sales and Fuel - Cost of sales and fuel primarily includes (i) the cost of purchased commodities, including natural gas, NGLs, Refined Products, condensate and crude oil, (ii) fees incurred for third-party transportation, fractionation and storage of commodities, (iii) fuel and power costs incurred to operate our own facilities that gather, process, transport and store commodities, (iv) product gains and losses and (v) an offset from the contractual fees deducted from the cost of purchased commodities under the contract types below:

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At December 31, 2023, our allowance for credit losses was not material.

Inventory - The values of current NGLs, natural gas, Refined Products and crude oil in storage are determined using the lower of weighted-average cost or net realizable value. Materials and supplies are valued at average cost. Certain large equipment inventory, which will ultimately be included in property, plant and equipment when utilized, is included in other assets in our Consolidated Balance Sheets and is valued at weighted-average cost.

Commodity Imbalances - In our Natural Gas Liquids and Natural Gas Pipelines segment, commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver Purity NGLs back to the customer and charge gathering, transportation and fractionation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are generally settled with movements of Purity NGLs rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

In our Refined Products and Crude segment, commodity imbalances represent differences in product volumes in our pipeline systems and terminals, compared to the volumes of our customers’ inventories, as we do not take legal title to the products on our systems and terminals. To the extent the product volumes differ from the volumes of our customers’ book inventories, we record adjustments to our product inventories. When product shortages cause a net short inventory position in a product, a liability is recorded based on market prices. Refined Products and crude oil imbalances are generally settled in-kind through product purchases and sales.

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

To reduce our exposure to fluctuations in natural gas, NGLs, Refined Products, condensate and crude oil prices, we periodically enter into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs, Refined Products, condensate and crude oil. Treasury locks and interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows. We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing correlation and hedge effectiveness. We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess hedging relationships at the inception of the hedge, and periodically thereafter, to determine whether the hedging relationship is, and is expected to remain, highly effective. We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

See Notes D and E for disclosures of our fair value measurements and risk-management and hedging activities, respectively.

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we estimate the useful lives of individual assets or apply depreciation rates to functional groups of property having similar economic lives. We periodically conduct depreciation studies to assess the economic lives of our assets. For our regulated assets, these depreciation studies are completed as a part of our rate proceedings or tariff filings, and the changes in economic lives, if applicable, are implemented prospectively as of the approved effective date. For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated. Assets are transferred out of construction work in process when they are substantially complete and ready for their intended use.

See Note F for our property, plant and equipment disclosures.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets and Equity Method Investments - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2023, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting units with goodwill are less than the carrying value of their net assets.

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

See Notes F, G and N for our disclosures and related impairment charges related to long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates, respectively.

Leases - We lease certain buildings, warehouses, office space, land and equipment, including pipeline equipment, rail cars and information technology equipment. In addition, as a result of the Magellan Acquisition, we also lease tank and pipeline capacity. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. Our lease agreements do not include any residual value guarantees or material restrictive covenants. We apply the short-term policy election, which allows us to exclude from recognition leases with an initial term of 12 months or less. Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own an office building and a parking garage and lease excess space in these facilities to affiliates and others. In addition, as a result of the Magellan Acquisition, we also lease capacity, storage and service contracts. We recognize fixed rental income on a straight-line basis over the life of the lease. Variable rental payments are recognized as revenue in the period in which the circumstances on which the variable lease payments are based occur. We have also made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components do not result in significant timing differences in the recognition of rental expenses or income. Our lease activities for the periods ended December 31, 2023 and 2022, are not material.

Regulation - Depending on the specific service provided, our natural gas transmission pipelines, NGL, Refined Products and crude oil pipelines and certain natural gas storage facilities are subject to rate regulation and/or accounting requirements by one or more of the FERC, OCC, KCC, RRC, Wyoming Public Service Commission and Colorado Public Utilities Commission. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations as defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification 980, Regulated Operations. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amounts we may charge our customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer (i) established by independent, third-party regulators and (ii) set at levels that will recover our costs when considering the demand and competition for our services.

Retirement and Other Postretirement Employee Benefits - We have legacy defined benefit retirement plans covering certain employees and former employees. As a result of the Magellan Acquisition, we assumed the pension plan obligations of Magellan. These obligations are composed of two defined benefit pension plans, including one for non-union employees and one for union employees. We sponsor legacy welfare plans that provide postretirement medical and life insurance benefits to certain employees hired prior to 2017 who retire with at least five years of service of full-time consecutive service. We also assumed the postretirement benefit obligations of Magellan which covers certain employees of Magellan. The expense and liability related to these plans is calculated using statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, interest credit rating, mortality and employment length. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in changes in the costs and liabilities we recognize.

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

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain of our gathering and processing and pipeline facilities are subject to agreements or regulations that give rise to our asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets, primarily certain pipeline assets, because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas, NGLs, Refined Products and crude oil exist. Based on the widespread use of these products in the medical, transportation, synthetics and agriculture industries, as well as for residential and industrial customers and electric generation, we expect supply and demand to exist for the foreseeable future.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been material in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material effect on earnings or cash flows during 2023, 2022 and 2021. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

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

See Note J for our EPS disclosures.

Segment Reporting - Our chief operating decision maker reviews the financial performance of each of our four segments, as well as our financial performance as a whole, on a regular basis. Adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense and certain other noncash items. Following the Magellan Acquisition, we performed a review of our calculation methodology of adjusted EBITDA, and beginning in 2023, we updated our calculation to include adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. In prior periods, our calculation included equity in net earnings from investments. This change resulted in an additional $62 million of adjusted EBITDA in 2023, and we have not restated prior periods. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest, depreciation, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates. This calculation may not be comparable with similarly titled measures of other companies.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant expense categories and amounts for each reportable segment on both an interim and annual basis, consisting of expenses regularly reported to the chief operating decision maker and included in a segment's reported measure of segment profit or loss. The standard also requires disclosing an amount of other segment items as well as all annual disclosures in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on us.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on us.

B.    MAGELLAN ACQUISITION

On September 25, 2023, we completed the Magellan Acquisition. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. In addition, we assumed Magellan’s debt with a fair value of $4.0 billion. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. In connection with the underwritten public offering, we terminated the undrawn commitment letter for the $5.25 billion unsecured 364-day bridge loan facility. For additional information on our long-term debt, see Note H.

Magellan’s operations are principally composed of transportation, storage and distribution of Refined Products, certain NGLs and crude oil. The assets acquired include 9,800 miles of Refined Products pipelines, 1,000 miles of crude oil pipelines, 54 Refined Products terminals, two marine terminals and 91MMBbl of operating storage capacity. We also acquired ownership interests in Magellan’s eight unconsolidated affiliates. In conjunction with the Magellan Acquisition, Magellan’s results of operations are reported within our new Refined Products and Crude segment, consistent with how information is presented to our chief operating decision maker.

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. The purchase price allocation presented below is substantially complete. However, management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed, such as working capital liabilities and long-lived assets, and may adjust the allocation in subsequent periods. The final valuation will be completed as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The following tables set forth the acquisition consideration and preliminary purchase price allocation of assets acquired and liabilities assumed:

At September 25, 2023
(Millions of dollars and shares/units, except per share/unit data)
Magellan public common units outstanding	202.1
Cash consideration per Magellan unit	$25.00
Cash consideration	$5,052
Magellan public common units outstanding	202.1
ONEOK exchange ratio per Magellan unit	0.667
Shares of ONEOK common stock issued	134.8
ONEOK common stock closing price on September 25, 2023	$66.54
Fair value of common stock issued	$8,969
Fair value of Magellan replacement equity awards	93
Equity consideration	$9,062
Total consideration	$14,114

At September 25, 2023
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$37
Accounts receivables, net	333
Inventories	348
Other current assets	145
Property, plant and equipment	11,751
Investments in unconsolidated affiliates	922
Intangible assets	1,124
Other assets	116
Total assets acquired	14,776
Liabilities assumed:
Accounts payable	213
Other current liabilities (a)	673
Long-term debt, excluding current maturities	4,013
Other deferred credits and liabilities	187
Total liabilities assumed	5,086
Total identifiable net assets	9,690
Goodwill	4,424
Total purchase price	$14,114
(a) - Includes contingent liabilities, primarily related to the amounts accrued for the Corpus Christi matter described in Note O. Amounts relating to the Corpus Christi matter are offset fully by insurance receivables, and we expect future losses in excess of amounts accrued, if any, to be recoverable through insurance.

During the period ended December 31, 2023, we further refined our valuation assumptions of assets acquired and liabilities assumed. As a result, we recorded measurement period adjustments resulting in an increase to identifiable net assets and a decrease to goodwill of $729 million, due primarily to an increase in the fair value of intangible assets and property, plant and equipment of $479 million and $189 million, respectively.

Property, plant and equipment:
Property, plant and equipment consists primarily of pipeline, pipeline-related equipment, storage tanks and processing equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
The preliminary value of net identifiable intangible assets relates to customer relationships that will be amortized over the period of expected benefit.

Long-term debt, excluding current maturities:
We assumed the outstanding debt of Magellan and utilized publicly traded prices to estimate the fair value. The debt comprises senior unsecured obligations with varying maturities and interest rates as outlined in Note H. Recognizing the debt at its acquisition date fair value resulted in a discount from the notional value. The discount will be amortized into interest expense over the remaining life of the debt.

Goodwill:
Goodwill primarily represents expected tax benefits from future depreciation and amortization of acquired assets and commercial synergies, and is expected to be fully deductible for tax purposes.

Results of Operations
The results of operations attributable to the Magellan Acquisition have been included in our Consolidated Financial Statements since the date of the acquisition through December 31, 2023. Revenue and income before income taxes attributable to the net assets acquired for the period September 25, 2023, through December 31, 2023, were $1.1 billion and $361 million, respectively.

For the year ended December 31, 2023, we recognized approximately $179 million of expensed transaction costs associated with the Magellan Acquisition, as outlined in the table below. These non-recurring costs are primarily related to advisory fees, severance and settlement of share-based awards for certain Magellan employees, as well as bridge facility commitment fees.

The following table sets forth the impact of acquisition related transaction costs in our Consolidated Statements of Income as of the period indicated:

Year Ended
December 31,
2023
(Millions of dollars)
Transaction costs	$158
Interest expense	21
Total	$179

Pro Forma Financial Information

The following table sets forth the unaudited supplemental pro forma financial information for the years ended December 31, 2023 and 2022, as if we had completed the Magellan Acquisition on January 1, 2022:

	Years Ended
	December 31,
	2023	2022
	(Millions of dollars)
Revenue	$19,999	$25,349
Net income	$3,077	$1,867

The summarized unaudited pro forma information reflects the following adjustments:

•Reflects depreciation and amortization based on the preliminary fair values of property, plant and equipment, and intangible assets;
•Reflects $179 million of non-recurring transaction costs incurred for the year ended December 31, 2023, respectively, that were reclassified and included in pro forma net income for the year ended December 31, 2022, as if they had been incurred on January 1, 2022;
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

The unaudited pro forma financial information for the year ended December 31, 2023, includes a one-time operational gain of $779 million related to insurance proceeds on the Medford incident. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our operating results that would have occurred had the transaction been completed at the beginning of the period presented, nor is it necessarily indicative of future results.

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

In January 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims.

In the first quarter of 2023, we applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other income, net, within the Consolidated Statement of Income. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

D.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	December 31, 2023
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$109	$68	$—	$177	$(125)	$52
Total derivative assets	$109	$68	$—	$177	$(125)	$52

Derivative liabilities
Commodity contracts	$(40)	$(44)	$—	$(84)	$84	$—
Total derivative liabilities	$(40)	$(44)	$—	$(84)	$84	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2023, we posted no cash and held cash of $41 million with various counterparties, which offsets our derivative net asset position under master netting arrangements as shown in the table above.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended
	December 31,
Derivative Assets (Liabilities)	2023	2022
	(Millions of dollars)
Net liabilities at beginning of period	$—	$(114)
Total changes in fair value:
Settlements included in net income (a)	—	100
Transfers out of Level 3 derivatives	—	(49)
New Level 3 derivatives included in other comprehensive income (b)	—	56
Unrealized change included in other comprehensive income (b)	—	7
Net liabilities at end of period	$—	$—
(a) - Included in commodity sales revenues/cost of sales and fuel in our Consolidated Statements of Income.
(b) - Included in change in fair value of derivatives in our Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2022, we transferred out of Level 3 commodity derivatives associated with certain locations for NGL swaps, principally due to improved transparency of market prices as a result of the volume and frequency of transactions in these markets. We consider the valuation of these commodity derivatives, which are transacted through a clearing broker and valued with an unadjusted published price from an exchange, as a Level 2 valuation.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $21.4 billion and $12.7 billion at December 31, 2023 and 2022, respectively. The book value of our consolidated long-term debt, including current maturities, was $21.7 billion and $13.6 billion at December 31, 2023 and 2022, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.    RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-management Activities - We are sensitive to changes in natural gas, NGLs and crude oil prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. As a result of the Magellan Acquisition, we are also sensitive to changes in Refined Products prices. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, NGLs, Refined Products, condensate and crude oil purchases and sales; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. Additionally, we may use physical-forward purchases and financial derivatives to reduce commodity price risk associated with power and natural gas used to operate our facilities. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs, Refined Products, condensate and crude oil. We may use the following commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of our forecasted purchases and sales of these commodities:
•Futures contracts - Standardized contracts to purchase or sell natural gas and crude oil for future delivery or settlement under the provisions of exchange regulations;
•Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, NGLs, Refined Products, condensate and crude oil for future physical delivery. These contracts are typically nontransferable and can only be canceled with the consent of both parties;
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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for compression services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At December 31, 2023 and 2022, there were no financial derivative instruments with respect to our natural gas pipeline operations.

In our Refined Products and Crude segment, we are primarily exposed to commodity price risk from our liquids blending and marketing activities, as well as product retained during the operations of our pipelines and terminals. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to NGLs, Refined Products and crude oil.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the second quarter of 2023, we entered into $1.1 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2023, we settled all of our $1.1 billion Treasury locks related to our underwritten public offering of $5.25 billion senior unsecured notes associated with the Magellan Acquisition resulting in a gain of $43 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. All of our Treasury locks were designated as cash flow hedges.

Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In 2023, we settled all of our $0.4 billion forward-starting interest-rate swaps related to our underwritten public offerings of $5.25 billion senior unsecured notes associated with the Magellan Acquisition resulting in a gain of $44 million, which is included in accumulated other comprehensive loss and amortized into interest expense over the term of the related debt. All of our interest-rate swaps were designated as cash flow hedges.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		December 31, 2023		December 31, 2022
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)	Other current assets	$163	$(78)	$160	$(123)
	Other assets	—	—	6	(1)
Interest-rate contracts	Other current assets	—	—	11	—
Total derivatives designated as hedging instruments		163	(78)	177	(124)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets	14	(6)	1	(1)
Total derivatives not designated as hedging instruments		14	(6)	1	(1)
Total derivatives		$177	$(84)	$178	$(125)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		December 31, 2023	December 31, 2022
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures	(16.0)	(39.3)
-NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(14.5)	(8.4)
-Power (GWh)	Futures	22.1	—
Basis
-Natural gas (Bcf)	Futures	(16.0)	(39.3)
Interest-rate contracts (Billions of dollars)	Swaps	$—	$0.4

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures	(0.7)	(0.1)
-NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	0.1	0.1
Basis
-Natural gas (Bcf)	Futures	(0.7)	(0.1)
-NGLs, Refined Products, and crude oil (MMBbl)	Futures and swaps	(0.1)	—

Cash Flow Hedges - At December 31, 2023 and 2022, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $31 million and $(58) million, respectively. The following table sets forth information about the balance of accumulated other comprehensive loss at December 31, 2023, representing unrealized gains (losses) related to risk-management assets and liabilities, net of tax:

Risk- Management Assets/Liabilities
(Millions of dollars)
Commodity derivative instruments expected to be realized within the next 36 months (a)	$63
Settled interest-rate swaps and Treasury locks to be recognized over the life of the long-term, fixed-rate debt (b)	(32)
Accumulated other comprehensive income at December 31, 2023	$31
(a) - Based on commodity prices on December 31, 2023, we expect net gains of $63 million, net of tax, will be reclassified into earnings during the next 12 months. The remaining forecasted gains and losses have offsetting positions and are immaterial.
(b) - We expect net losses of $15 million, net of tax, will be reclassified into earnings during the next 12 months.

The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Commodity contracts	$147	$(85)	$(323)
Interest-rate contracts	54	206	58
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$201	$121	$(265)

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2023	2022	2021
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$201	$(484)	$(732)
	Cost of sales and fuel	(93)	257	474
Interest-rate contracts	Interest expense	(21)	(34)	(40)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$87	$(261)	$(298)

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

Our financial commodity derivatives are primarily settled through a NYMEX or ICE clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at December 31, 2023.

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

At December 31, 2023, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

F.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, as of the dates indicated:

	Estimated Useful Lives (Years)	December 31, 2023	December 31, 2022
		(Millions of dollars)
Gathering pipelines and related equipment	5 to 40	$5,077	$4,667
Processing and fractionation and related equipment	3 to 40	8,591	5,310
Storage and related equipment	3 to 54	3,330	906
Transmission pipelines and related equipment	5 to 87	18,551	11,327
General plant and other	2 to 60	1,002	806
Land	—	375	160
Construction work in process	—	1,528	1,839
Property, plant and equipment		38,454	25,015
Accumulated depreciation and amortization		(5,757)	(5,063)
Net property, plant and equipment		$32,697	$19,952

The depreciation expense for the years ended December 31, 2023 and 2022, are $736 million and $615 million, respectively.

We incurred costs for construction work in process that had not been paid at December 31, 2023, 2022 and 2021, of $242 million, $171 million and $131 million, respectively. Such amounts are not included in capital expenditures (less AFUDC) on the Consolidated Statements of Cash Flows.

Magellan Acquisition - In September 2023, we completed the Magellan Acquisition and acquired property, plant and equipment, which primarily include pipeline, pipeline-related equipment, storage tanks and processing equipment, valued at $11.8 billion.

Medford Assets - In connection with the Medford incident in 2022, we assessed the property damage to our facility and wrote off assets totaling $46 million, which represents the carrying value associated with certain damaged Medford facility property. These noncash property losses were fully offset by insurance recoveries.

G.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total
	(Millions of dollars)
Gross goodwill	$153	$371	$157	$—	$681
Accumulated impairment losses	(153)	—	—	—	(153)
December 31, 2022	—	371	157	—	528
Magellan Acquisition (a)	—	—	—	4,424	4,424
December 31, 2023	$—	$371	$157	$4,424	$4,952
(a) - Goodwill primarily represents expected tax benefits from future depreciation and amortization of acquired assets and commercial synergies and is expected to be fully deductible for tax purposes. The allocation of goodwill is preliminary and may be updated as we continue to evaluate the benefits of expected commercial synergies to our segments.

Intangible Assets - Our intangible assets relate primarily to acquired customer relationships in our Refined Products and Crude segment and are being amortized on a straight-line basis over a weighted average life of 26 years. Amortization expense for intangible assets was $33 million in 2023, and $10 million in both 2022 and 2021, and the amortization expense for each of the next five years is estimated to be $60 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets as of the dates presented:

	December 31, 2023	December 31, 2022
	(Millions of dollars)
Gross intangible assets (a)	$1,505	$381
Accumulated amortization	(189)	(156)
Intangible assets, net	$1,316	$225

(a) - Increases to gross intangible assets primarily represent customer relationships associated with the Magellan Acquisition.

H.    DEBT
The following table sets forth our consolidated debt as of the dates indicated:

	December 31, 2023	December 31, 2022
	(Millions of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$425 at 5.0% due September 2023	—	425
$500 at 7.5% due September 2023	—	500
$500 at 2.75% due September 2024	484	500
$250 at 3.2% due March 2025 (b)	250	—
$500 at 4.9% due March 2025	500	500
$400 at 2.2% due September 2025	387	387
$600 at 5.85% due January 2026	600	600
$650 at 5.0% due March 2026 (b)	650	—
$750 at 5.55% due November 2026	750	—
$500 at 4.0% due July 2027	500	500
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$750 at 5.65% due November 2028	750	—
$700 at 4.35% due March 2029	700	700
$750 at 3.4% due September 2029	714	714
$850 at 3.1% due March 2030	780	780
$500 at 3.25% due June 2030 (b)	500	—
$500 at 5.8% due November 2030	500	—
$600 at 6.35% due January 2031	600	600
$750 at 6.1% due November 2032	750	750
$1,500 at 6.05% due September 2033	1,500	—
$400 at 6.0% due June 2035	400	400
$600 at 6.65% due October 2036	600	600
$250 at 6.4% due May 2037 (b)	250	—
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$250 at 4.2% due December 2042 (b)	250	—
$400 at 6.2% due September 2043	400	400
$550 at 5.15% due October 2043 (b)	550	—
$250 at 4.2% due March 2045 (b)	250	—
$500 at 4.25% due September 2046 (b)	500	—
$700 at 4.95% due July 2047	564	689
$500 at 4.2% due October 2047 (b)	500	—
$1,000 at 5.2% due July 2048	919	1,000
$500 at 4.85% due February 2049 (b)	500	—
$750 at 4.45% due September 2049	576	673
$500 at 4.5% due March 2050	443	443
$800 at 3.95% due March 2050 (b)	797	—
$300 at 7.15% due January 2051	300	300
$1,750 at 6.625% due September 2053	1,750	—
Guardian $120 term loan, rate of 6.58% as of December 31, 2023, due June 2025	120	120
Viking $60 term loan, rate of 6.71% as of December 31, 2023, due March 2026	60	—
Total debt	22,794	13,731
Unamortized debt discounts	(1,015)	(35)
Unamortized debt issuance costs and terminated swaps	(112)	(75)
Current maturities of long-term debt	(484)	(925)
Long-term debt	$21,183	$12,696
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.
(b) - Debt assumed in the Magellan Acquisition. Amounts are presented at face value with discount to fair value included in unamortized debt discounts.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement, which expires in 2027, is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of the acquired business. In the third quarter of 2023, we completed the Magellan Acquisition, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 for the fourth quarter of 2023 and the following quarter. Thereafter, the covenant will decrease to 5.0 to 1.

The $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the $2.5 Billion Credit Agreement, we may request up to an aggregate $1.0 billion increase in the size of the facility, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. The $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Borrowings, if any, will accrue at Term SOFR plus an applicable margin based on our credit ratings at the time of determination plus an adjustment of 10 basis points. Under our current credit ratings, the applicable margin on any borrowings would be 110 basis points. We are required to pay an annual facility fee equal to the daily amount of aggregate commitments under the $2.5 Billion Credit Agreement times an applicable rate based on our credit rating at the time of determination. Under our current credit ratings, the applicable rate is 15 basis points. We have the option to request two one-year maturity extensions, subject to lender approvals. The $2.5 Billion Credit Agreement also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder. As of December 31, 2023, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 3.6 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Viking Term Loan Agreement - In March 2023, Viking entered into a $60 million senior unsecured term loan agreement, which is fully drawn. The proceeds were used to repay intercompany debt with ONEOK and for general corporate purposes. The Viking Term Loan Agreement matures in March 2026 and bears interest at Term SOFR plus an applicable margin based on Viking’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Viking’s current credit ratings, the applicable margin is 125 basis points. The Viking Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. As of December 31, 2023, Viking was in compliance with all covenants under the Viking Term Loan Agreement.

Guardian Term Loan Agreement - In 2022, Guardian entered into a $120 million unsecured term loan agreement, which is fully drawn. The proceeds were used to repay intercompany debt with ONEOK. The Guardian Term Loan Agreement matures in June 2025, and bears interest at Term SOFR plus an applicable margin based on Guardian’s credit rating at the time of determination plus an adjustment of 10 basis points. Under Guardian’s current credit ratings, the applicable margin is 112.5 basis points. The Guardian Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. As of December 31, 2023, Guardian was in compliance with all covenants under the Guardian Term Loan Agreement.

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

In 2022, we completed an underwritten public offering of $750 million, 6.1% senior unsecured notes due 2032. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $742 million. The proceeds were used primarily to repay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes.

Debt Repayments - In 2023, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $322 million for an aggregate repurchase price of $280 million, including accrued and unpaid interest, with cash on hand. In connection with these open market repurchases, we recognized $41 million of net gains on extinguishment of debt, which is included in other income (expense), net in our Consolidated Statement of Income for the year ended December 31, 2023.

In June 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In February 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In 2022, we redeemed the remaining $896 million of our 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In 2021, we redeemed the remaining $536 million of our $700 million, 4.25% senior notes due February 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

In 2021, we repaid the remaining $12 million of Guardian’s senior notes due December 2022 with cash on hand.

In 2021, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $55 million for an aggregate repurchase price of $55 million with cash on hand.

The aggregate maturities of long-term debt outstanding and interest payments on debt as of December 31, 2023, for the years 2024 through 2028 are shown below:

	Senior Unsecured Obligations	Guardian	Viking	Interest Obligations on Debt	Total
	(Millions of dollars)
2024	$484	$—	$—	$1,167	$1,651
2025	$1,137	$120	$—	$1,124	$2,381
2026	$2,000	$—	$60	$1,038	$3,098
2027	$500	$—	$—	$987	$1,487
2028	$1,650	$—	$—	$951	$2,601

Compliance with Debt Covenants - As of December 31, 2023, we were in compliance with the covenants contained in our various debt agreements.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

Debt Guarantees - In December 2023, ONEOK assumed the debt obligations of Magellan under its previous debt indentures and Magellan provided a guarantee of the outstanding notes. As of December 31, 2023, Magellan no longer has debt obligations outstanding. ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The Guardian Term Loan Agreement and Viking Term Loan Agreement are not guaranteed by ONEOK, ONEOK Partners, the Intermediate Partnership or Magellan.

I.    EQUITY

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

Equity Issuances - In September 2023, we completed the Magellan Acquisition. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

We have an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate offering price of $1.0 billion. The program allows us to offer and sell common stock at prices we deem appropriate through a sales agent, in forward sales transactions through a forward seller or directly to one or more of the program’s managers acting as principals. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. As of December 31, 2023, no shares have been sold through our “at-the-market” program.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid totaled $1.8 billion, $1.7 billion and $1.7 billion for 2023, 2022 and 2021, respectively. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2023	2022	2021
First Quarter	$0.955	$0.935	$0.935
Second Quarter	0.955	0.935	0.935
Third Quarter	0.955	0.935	0.935
Fourth Quarter	0.955	0.935	0.935
Total	$3.82	$3.74	$3.74

Additionally, in February 2024, we paid a quarterly common stock dividend of $0.99 per share ($3.96 per share on an annualized basis), which was paid to shareholders of record as of January 30, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $1.1 million in 2023, 2022 and 2021. We paid quarterly dividends totaling $0.3 million for the Series E Preferred Stock in February 2024.

J.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$2,658	484.3	$5.49
Diluted EPS
Effect of dilutive securities	—	1.1
Net income available for common stock and common stock equivalents	$2,658	485.4	$5.48

	Year Ended December 31, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,721	447.5	$3.85
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,721	448.4	$3.84

	Year Ended December 31, 2021
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,499	446.4	$3.36
Diluted EPS
Effect of dilutive securities	—	1.0
Net income available for common stock and common stock equivalents	$1,499	447.4	$3.35

K.    SHARE-BASED PAYMENTS

Our Equity Incentive Plan (EIP) provides for the granting of stock-based compensation, including restricted stock unit awards and performance unit awards, to eligible employees and the granting of stock awards to non-employee directors. We have reserved 8.5 million shares of common stock for issuance under the EIP and at December 31, 2023, we had 4.0 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan. In conjunction with the Magellan Acquisition, we assumed the former Magellan Midstream Partners, L.P. Long-Term Incentive Plan, which was used for the conversion of stock-based compensation upon closing. We reserved 1.0 million shares of common stock for issuance under the assumed plan, and as of December 31, 2023, all of the shares have been granted. The remaining restricted stock unit awards converted in conjunction with the Magellan Acquisition were granted from the shares reserved under the registration statements.

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

Magellan Acquisition - As discussed in Note B, we completed the Magellan Acquisition on September 25, 2023. Prior to the acquisition, Magellan had previously issued unit-based awards consisting of time-vested phantom units and performance phantom units, that vested at the end of a designated period, typically three years. Pursuant to the terms of the Merger Agreement, each outstanding unit-based award was converted into a restricted stock unit and measured at their acquisition date fair value as if they were vested and issued on the acquisition date. The fair value attributable to pre-combination service was allocated to consideration transferred and was included as part of the purchase price. The portion attributable to post-combination service is being recognized as compensation expense on a straight-line basis over the remaining vesting period of the awards. Converted restricted stock unit awards accrue dividend equivalents that are paid out in cash at vesting. Approximately $70 million of the converted awards were settled in cash immediately following the closing of the Magellan Acquisition and are not included in restricted stock unit activity disclosures herein.

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

Stock Compensation for Non-Employee Directors - The EIP provides for the granting of nonstatutory stock options and stock bonus awards to non-employee directors, including performance unit awards and restricted stock unit awards. Under the EIP, awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the EIP. The maximum number of shares of common stock and cash-based awards that can be issued to a participant under the EIP during any year is limited to $0.8 million in value as of the grant date. No performance unit awards or restricted stock unit awards have been made to non-employee directors, and there are no options outstanding.

General - For all awards outstanding, we used a 3% forfeiture rate based on historical forfeitures under our share-based payment plans. We currently use treasury stock to satisfy our share-based payment obligations.

Compensation expense, exclusive of those recognized within transaction costs, for our share-based payment plans was $63 million, $53 million and $54 million during 2023, 2022 and 2021, respectively, before related tax benefits of $14 million, $13 million and $14 million, respectively.

Restricted Stock Unit Activity - As of December 31, 2023, we had $42 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2022	832,734	$58.30
Granted (a)	1,667,473	$66.50
Released to participants (b)	(698,906)	$68.47
Forfeited	(76,736)	$58.92
Nonvested December 31, 2023	1,724,565	$62.08
(a) - Includes 1,346,845 restricted stock unit awards granted in conjunction with the Magellan Acquisition.
(b) - Includes 488,929 restricted stock unit awards released to participants in conjunction with the Magellan Acquisition.

	2023	2022	2021
Weighted-average grant date fair value (per share)	$66.50	$60.96	$46.84
Fair value of units granted (millions of dollars)	$111	$20	$20
Grant date fair value of units vested (millions of dollars)	$48	$14	$13

Performance Unit Activity - As of December 31, 2023, we had $34 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2022	1,045,706	$74.15
Granted	369,222	$87.46
Released to participants	(235,874)	$88.96
Forfeited	(84,114)	$77.22
Nonvested December 31, 2023	1,094,940	$75.22

	2023	2022	2021
Volatility (a)	63.30%	61.10%	60.30%
Dividend yield	5.75%	6.15%	8.13%
Risk-free interest rate	4.43%	1.78%	0.21%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2023	2022	2021
Weighted-average grant date fair value (per share)	$87.46	$79.05	$62.03
Fair value of units granted (millions of dollars)	$32	$32	$34
Grant date fair value of units vested (millions of dollars)	$21	$20	$20

Employee Stock Purchase Plan - We have reserved a total of 12 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 69%, 68% and 69% of employees participated in the plan in 2023, 2022 and 2021, respectively. Under the plan, we sold 236,108 shares at a weighted average of $52.70 per share in 2023, 235,583 shares at a weighted average of $47.21 per share in 2022 and 277,012 shares at a weighted average of $38.98 per share in 2021.

Employee Stock Award Program - Under our Employee Stock Award Program, we issue, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one-dollar increment above its previous high closing price. We have reserved a total of 900,000 shares of common stock for issuance under this program. No shares were issued to employees under this program in 2023, 2022 or 2021. As of the date of this report, the next award will be issued when our common stock closes at or above $78.

Deferred Compensation Plan for Non-Employee Directors - Our Deferred Compensation Plan for Non-Employee Directors provides our non-employee directors the option to defer all or a portion of their compensation for their service on our Board of Directors. Under the plan, directors may elect either a cash deferral option or a phantom stock option. Under the cash deferral option, directors may elect to defer the receipt of all or a portion of their annual retainer fees, which will be credited with interest during the deferral period. Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our EIP, which earn the equivalent of dividends declared on our common stock. Shares are distributed to non-employee directors at the fair market value of our common stock at the date of distribution.

L.    EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

Retirement Plans - We have a legacy defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. In addition, we have a supplemental executive retirement plan for the benefit of certain officers who participate in our defined benefit pension plan. Our supplemental executive retirement plan is closed to new participants. We fund our defined benefit pension plan at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

Other Postretirement Benefit Plans - We sponsor legacy health and welfare plans that provide postretirement medical and life insurance benefits to employees hired prior to 2017 who retire with at least five years of full-time consecutive service. The postretirement medical plan for pre-Medicare participants is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses.

Magellan Acquisition - As a result of the Magellan Acquisition, we assumed the pension plan assets and obligations of Magellan. These obligations are composed of two defined benefit pension plans, including one for non-union employees and one for union employees. The pension plan for non-union employees closed to new participants upon the closing of the acquisition. The pension plan for union employees closed to new participants in January 2024. We fund these defined benefit pension plans at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended. We also assumed the postretirement benefit obligations of Magellan which covers certain employees of Magellan.

All employees are eligible to make salary deferrals and receive company matching contributions under our 401(k) Plan, and employees that do not participate in our defined benefit pension plans are also eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Change in benefit obligation	(Millions of dollars)
Benefit obligation, beginning of period	$423	$567	$38	$51
Service cost	7	7	—	—
Interest cost	27	18	2	1
Plan participants’ contributions	—	—	1	1
Actuarial (gain) loss	38	(149)	3	(11)
Benefits paid	(33)	(20)	(4)	(4)
Magellan Acquisition	240	—	11	—
Benefit obligation, end of period (a)	702	423	51	38

Change in plan assets
Fair value of plan assets, beginning of period	322	413	17	24
Actual return on plan assets	60	(71)	2	(4)
Plan participants’ contributions	—	—	1	1
Benefits paid	(33)	(20)	(4)	(4)
Magellan Acquisition	205	—	—	—
Fair value of plan assets, end of period (b)	554	322	16	17
Balance at December 31	$(148)	$(101)	$(35)	$(21)

Current liabilities	$(5)	$(5)	$—	$—
Noncurrent liabilities	(143)	(96)	(35)	(21)
Balance at December 31	$(148)	$(101)	$(35)	$(21)
(a) - The benefit obligation for Retirement Benefits at December 31, 2023 and 2022, include the supplemental executive retirement plan obligation.
(b) - Fair value of plan assets for Retirement Benefits exclude the assets of our supplemental executive retirement plan, which totaled $89 million and $92 million at December 31, 2023 and 2022, respectively, and are included in other assets on the Consolidated Balance Sheets. These assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $637 million and $409 million at December 31, 2023 and 2022, respectively.

The actuarial loss impacting our benefit obligations for our retirement and other postretirement benefit plans is due primarily to changes in the discount rate assumptions discussed in the “Actuarial Assumptions” section below.

The components of net periodic benefit cost and related assumptions, and amounts recognized in other comprehensive income related to our retirement and other postretirement benefit plans are not material. The balance in accumulated other comprehensive loss at December 31, 2023 and 2022, was $64 million and $48 million, respectively. This balance is expected to be amortized over the average remaining service period of employees participating in these plans.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Discount rate	5.40%	5.75%	5.50%	5.75%
Compensation increase rate	3.65%	3.60%	NA	NA
Interest credit rating (a)	4.03%	NA	NA	NA
(a) - This actuarial assumption is only applicable to the pension plans assumed with the Magellan Acquisition.

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

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our legacy ONEOK defined benefit pension plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. A majority of the legacy Magellan pension assets are allocated to fixed income securities and invested to match the duration of the plans’ short, intermediate and long-term liabilities, with the remaining amount allocated to equity securities. Our pension plans utilize a diversified mix of investments that may include domestic and international equities, short, intermediate and long term corporate and government obligations, real estate and hedge funds. The combined target allocation for the assets of our pension plans as of December 31, 2023, is as follows:

Domestic and international equities	32%
Long duration fixed income	56%
Return-seeking credit	4%
Hedge funds	5%
Real estate funds	3%
Total	100%

As part of our risk management for the plans, minimums and maximums have been set for each of the asset classes listed above.

The fair value of the plan assets for our other postretirement benefit plans as of December 31, 2023 are not material. The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension plans:

	Pension Benefits
	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Millions of dollars)
Investments:
Equity securities	$65	$—	$—	$65	$—	$65
Cash and money market funds	9	—	—	9	—	9
Government obligations	45	—	—	45	—	45
Corporate obligations	100	—	—	100	—	100
Common/collective trusts
Equity securities (a)	—	—	—	—	109	109
Real estate funds	—	—	—	—	17	17
Government obligations	—	—	—	—	60	60
Corporate obligations (b)	—	—	—	—	114	114
Short-term investments	—	—	—	—	6	6
Other investments (c)	—	—	—	—	29	29
Fair value of plan assets	$219	$—	$—	$219	$335	$554
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
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Pension Benefits
	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Millions of dollars)
Investments:
Common/collective trusts
Equity securities (a)	$—	$—	$—	$—	$100	$100
Real estate funds	—	—	—	—	26	26
Government obligations	—	—	—	—	57	57
Corporate obligations (b)	—	—	—	—	102	102
Short-term investments	—	—	—	—	6	6
Other investments (c)	—	—	—	—	31	31
Fair value of plan assets	$—	$—	$—	$—	$322	$322
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

Contributions - During 2023, we made no contributions to our defined benefit pension and other postretirement benefit plans. We contributed $5 million to our legacy defined benefit pension in January 2024, and we do not expect to make any contributions to our other postretirement benefit plans in 2024.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pensions and other postretirement benefit plans for the period ending December 31, 2023, were $33 million and $4 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2024 through 2033:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Millions of dollars)
2024	$39	$5
2025	$43	$5
2026	$45	$5
2027	$47	$4
2028	$47	$4
2029 through 2033	$267	$18

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2023, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation each payroll period, subject to certain limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plans. We generally make a quarterly profit-sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution equal to a percentage of each profit-sharing participant’s eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $44 million, $35 million and $33 million in 2023, 2022 and 2021, respectively.

The legacy Magellan 401(k) Plan was terminated as a result of the Magellan Acquisition, and legacy Magellan employees were given the option to roll their 401(k) balances into the existing ONEOK 401(k) Plan or to their individual retirement accounts.

Nonqualified Deferred Compensation Plan - The 2020 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide a select group of management and highly compensated employees, as approved by our chief executive officer, with the option to defer portions of their compensation and receive notional employer contributions that generally are not available due to limitations on employer and employee contributions to qualified defined contribution plans under federal tax laws. Our investments which are included in other assets on the Consolidated Balance Sheets related to the NQDC Plan are not material. These investments are maintained in a rabbi trust. Our contributions to the plan were not material.

M.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Current tax expense (benefit)
Federal	$(3)	$52	$3
State	12	12	9
Total current tax expense	9	64	12
Deferred tax expense
Federal	739	423	433
State	90	41	39
Total deferred tax expense	829	464	472
Total provision for income taxes	$838	$528	$484

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Income before income taxes	$3,497	$2,250	$1,984
Federal statutory income tax rate	21.0%	21.0%	21.0%
Provision for federal income taxes	734	472	417
State income taxes, net of federal benefit	100	54	40
Deferred tax rate change, inclusive of valuation allowance	2	(1)	6
Excess tax benefits from share-based compensation	1	(1)	(2)
Other, net (a)	1	4	23
Income tax provision	$838	$528	$484
(a) The year ended December 31, 2021, includes $19 million impact from previously recognized gains on certain benefit plan investments.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of the dates indicated:

	December 31, 2023	December 31, 2022
Deferred tax assets	(Millions of dollars)
Employee benefits and other accrued liabilities	$88	$82
Federal net operating loss	2,534	1,105
State net operating loss and benefits	492	196
Derivative instruments	—	19
Interest expense limitation	210	25
Other	20	5
Total deferred tax assets	3,344	1,432
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(240)	(75)
Net deferred tax assets	3,104	1,357
Deferred tax liabilities
Excess of tax over book depreciation	104	95
Derivative instruments	7	—
Investment in partnerships (a)	5,587	3,001
Total deferred tax liabilities	5,698	3,096
Net deferred tax liabilities	$2,594	$1,739
(a) Due primarily to excess of tax over book depreciation.

In August 2022, the U.S. government enacted the IRA into law. The IRA includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The CAMT became effective for the 2023 tax year. We do not expect the CAMT to have an impact on our cash taxes in the 2024 tax year. However, when our CAMT liability is greater than our regular U.S. federal income tax liability for any particular year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations but provide an offsetting credit against our regular U.S. federal income tax liability for future years. As a result, we expect that any future impact will be limited to timing differences in future tax years.

As of December 31, 2023, we have federal net operating loss carryforwards of $12.1 billion, which have an indefinite carryforward period. We expect to generate taxable income and utilize these net operating loss carryforwards in future periods. We also have loss and credit carryovers in multiple states, $10.9 billion of which have an indefinite carryforward period and $1.2 billion of which will expire between 2024 and 2038. We have deferred tax assets related to federal and state net operating loss and credit carryforwards of $3.0 billion and $1.3 billion in 2023 and 2022, respectively. We believe that it is more likely than not that the tax benefits of certain state carryforwards will not be utilized; therefore, we recorded a valuation allowance, which was increased by $165 million and $6 million in 2023 and 2021, respectively, and reduced by $1 million in 2022 through net income.

N.    UNCONSOLIDATED AFFILIATES

Magellan Acquisition - As a result of the Magellan Acquisition, we acquired ownership interests in Magellan’s eight unconsolidated affiliates. These investments include a 30% ownership interest in BridgeTex, which owns an approximately 400-mile crude oil pipeline that connects Permian Basin crude oil to our East Houston terminal; a 30% ownership interest in Saddlehorn, which owns an undivided joint interest in an approximately 600-mile pipeline that transports crude oil from the DJ Basin and Rocky Mountain region to storage facilities in Cushing, including our Cushing terminal; and a 25% ownership in MVP, which owns a Refined Products marine storage terminal along the Houston Ship Channel in Pasadena, Texas. The other unconsolidated affiliates acquired are not material.

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates as of the dates indicated:

	Net Ownership Interest	December 31, 2023	December 31, 2022
		(Millions of dollars)
Overland Pass	50%	$402	$401
Northern Border	50%	338	265
Saddlehorn	30%	288	—
MVP	25%	241	—
Roadrunner	50%	188	94
BridgeTex	30%	193	—
Other	Various	224	42
Investments in unconsolidated affiliates (a)		$1,874	$802
(a) - Includes basis differences of $148 million and $17 million at December 31, 2023 and 2022, respectively, related primarily to equity-method goodwill (Note A).

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Millions of dollars)
Northern Border	$75	$71	$64
Overland Pass	56	33	19
Roadrunner	43	37	33
Saddlehorn (a)	10	—	—
MVP (a)	4	—	—
BridgeTex (a)	(1)	—	—
Other (a)	15	7	6
Equity in net earnings from investments	$202	$148	$122
(a) - Includes equity in net earnings from the period September 25, 2023 through December 31, 2023.

We incurred expenses in transactions with unconsolidated affiliates of $132 million, $83 million and $63 million for 2023, 2022 and 2021, respectively, primarily related to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

We have agreements with our unconsolidated affiliates that provide that distributions to members are made, primarily, on a pro rata basis according to each member’s ownership interest.

We are the operator of Roadrunner, and as a result of the Magellan Acquisition, we are also the operator of BridgeTex, MVP and Saddlehorn. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

In 2023, we made an equity contribution of $105 million to Roadrunner, which in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt. In 2022 and 2021, our contributions to Roadrunner were not material. In November 2023, we made an equity contribution of $91 million to Northern Border, which in combination with an equal contribution from our joint venture partner, was used to partially repay the outstanding balance of its revolving credit facility and fund capital projects.

O.    COMMITMENTS AND CONTINGENCIES

Commitments - The following table sets forth our transportation, volume and storage commitments for the periods indicated:

Commitments	(Millions of dollars)
2024	$145
2025	117
2026	83
2027	68
2028	64
Thereafter	277
Total	$754

Environmental Matters and Pipeline Safety - The operation of pipelines, terminals, plants and other facilities for the gathering, processing, fractionation, transportation and storage of products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, terminals, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management does not believe that, based on currently known information, a material risk of noncompliance with these laws and regulations exists that will affect adversely our consolidated results of operations, financial condition or cash flows.

Legal Proceedings - Corpus Christi Terminal Personal Injury Proceeding - Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on December 5, 2020 while they were cleaning a tank at our Corpus Christi terminal. We reached settlement with certain claimants, including resolution of claims relating to the individual who was fatally injured. Other claims remain outstanding. We recorded accruals that represent our best estimate for these claims. We also recorded offsetting insurance receivables for the amounts accrued. We expect future losses in excess of amounts accrued, if any, to be recoverable through insurance. While the outcome cannot be predicted, we do not expect the final resolution of this matter to have a material adverse effect on our business.

We are a party to various other legal proceedings that have arisen in the normal course of our operations. While the results of these proceedings cannot be predicted with certainty, we believe the reasonably possible losses from such proceedings, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

P.    REVENUES

Contract Liabilities - The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at January 1, 2022	$51
Revenue recognized included in beginning balance	(36)
Net additions	37
Balance at December 31, 2022 (a)	52
Revenue recognized included in beginning balance	(23)
Net additions (b)	121
Balance at December 31, 2023 (c)	$150
(a) - Contract liabilities of $23 million and $29 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Net additions include increases due to the Magellan Acquisition, which are primarily related to customer prepayments for services.
(c) - Contract liabilities of $104 million and $46 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2023 and 2022, relate to customer receivables. Revenue sources are disaggregated in Note Q.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2023, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 20 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2024	$1,174
2025	920
2026	764
2027	671
2028 and beyond	1,912
Total estimated transaction price allocated to unsatisfied performance obligations	$5,441

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

Q.    SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments, as follows:
•our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;
•our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes Purity NGLs;
•our Natural Gas Pipelines segment transports and stores natural gas; and
•our Refined Products and Crude segment transports, stores and distributes Refined Products and crude oil, as well as conducts certain commodity-related activities including liquids blending and marketing activities. This new reportable business segment was added in conjunction with the Magellan Acquisition that closed on September 25, 2023. Results of operations for this business segment are included below for the period September 25, 2023 through December 31, 2023.

Other and eliminations consist of corporate costs, the operating and leasing activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

For the year ended December 31, 2023, revenues from one customer impacting all our segments represented approximately 11% of our consolidated revenues. For the year ended December 31, 2022, we had no single customer from which we received 10% or more of our consolidated revenues. For the year ended December 31, 2021, revenues from one customer in our Natural Gas Liquids segment represented approximately 12% of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,479	$13,666	$—	$502	$16,647
Residue natural gas sales	1,398	—	39	—	1,437
Gathering, processing and exchange services revenue	147	549	—	—	696
Transportation and storage revenue	—	204	582	535	1,321
Other	32	10	2	34	78
Total revenues (a)	4,056	14,429	623	1,071	20,179
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,364)	(11,592)	(28)	(450)	(14,434)
Operating costs	(467)	(666)	(202)	(198)	(1,533)
Adjusted EBITDA from unconsolidated affiliates	1	67	160	36	264
Noncash compensation expense	19	29	8	6	62
Other	(1)	778	(2)	—	775
Segment adjusted EBITDA	$1,244	$3,045	$559	$465	$5,313

Depreciation and amortization	$(272)	$(334)	$(67)	$(92)	$(765)
Equity in net earnings from investments	$(2)	$58	$118	$28	$202
Investments in unconsolidated affiliates	$24	$419	$526	$903	$1,872
Total assets	$7,078	$14,974	$2,624	$19,531	$44,207
Capital expenditures	$448	$818	$228	$52	$1,546
(a) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $2.4 billion. Intersegment revenues for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$16,647	$(2,480)	$14,167
Residue natural gas sales	1,437	—	1,437
Gathering, processing and exchange services revenue	696	—	696
Transportation and storage revenue	1,321	(15)	1,306
Other	78	(7)	71
Total revenues (a)	$20,179	$(2,502)	$17,677

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(14,434)	$2,505	$(11,929)
Operating costs	$(1,533)	$(2)	$(1,535)
Depreciation and amortization	$(765)	$(4)	$(769)
Equity in net earnings from investments	$202	$—	$202
Investments in unconsolidated affiliates	$1,872	$2	$1,874
Total assets	$44,207	$59	$44,266
Capital expenditures	$1,546	$49	$1,595
(a) - Noncustomer revenue for the year ended December 31, 2023, totaled $296 million related primarily to gains from derivatives on commodity sales contracts.

Year Ended December 31, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$3,690	$18,329	$—	$22,019
Residue natural gas sales	2,674	—	39	2,713
Gathering, processing and exchange services revenue	144	547	—	691
Transportation and storage revenue	—	180	539	719
Other	25	11	1	37
Total revenues (a)	6,533	19,067	579	26,179
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,117)	(16,546)	(25)	(21,688)
Operating costs	(403)	(576)	(181)	(1,160)
Equity in net earnings from investments	5	35	108	148
Noncash compensation expense	17	27	7	51
Other	2	88	—	90
Segment adjusted EBITDA	$1,037	$2,095	$488	$3,620

Depreciation and amortization	$(257)	$(302)	$(62)	$(621)
Investments in unconsolidated affiliates	$28	$415	$359	$802
Total assets	$6,980	$14,643	$2,254	$23,877
Capital expenditures	$445	$581	$123	$1,149
(a) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $3.7 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$22,019	$(3,759)	$18,260
Residue natural gas sales	2,713	(8)	2,705
Gathering, processing and exchange services revenue	691	—	691
Transportation and storage revenue	719	(9)	710
Other	37	(16)	21
Total revenues (a)	$26,179	$(3,792)	$22,387

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(21,688)	$3,778	$(17,910)
Operating costs	$(1,160)	$11	$(1,149)
Depreciation and amortization	$(621)	$(5)	$(626)
Equity in net earnings from investments	$148	$—	$148
Investments in unconsolidated affiliates	$802	$—	$802
Total assets	$23,877	$502	$24,379
Capital expenditures	$1,149	$53	$1,202
(a) - Noncustomer revenue for the year ended December 31, 2022, totaled $(286) million related primarily to losses from derivatives on commodity contracts.

Year Ended December 31, 2021	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$2,821	$13,653	$—	$16,474
Residue natural gas sales	1,484	—	115	1,599
Gathering, processing and exchange services revenue	135	518	—	653
Transportation and storage revenue	—	180	491	671
Other	21	41	1	63
Total revenues (a)	4,461	14,392	607	19,460
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,226)	(11,940)	(11)	(15,177)
Operating costs	(367)	(528)	(170)	(1,065)
Equity in net earnings from investments	4	21	97	122
Noncash compensation expense and other	17	19	5	41
Segment adjusted EBITDA	$889	$1,964	$528	$3,381

Depreciation and amortization	$(260)	$(299)	$(59)	$(618)
Investments in unconsolidated affiliates	$27	$417	$354	$798
Total assets	$6,769	$14,502	$2,143	$23,414
Capital expenditures	$275	$307	$93	$675
(a) - Intersegment revenues are primarily commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly, and for the Natural Gas Gathering and Processing segment totaled $2.9 billion. Intersegment revenues for the Natural Gas Liquids and Natural Gas Pipelines segments were not material.

Year Ended December 31, 2021	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$16,474	$(2,904)	$13,570
Residue natural gas sales	1,599	—	1,599
Gathering, processing and exchange services revenue	653	—	653
Transportation and storage revenue	671	(14)	657
Other	63	(2)	61
Total revenues (a)	$19,460	$(2,920)	$16,540

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(15,177)	$2,920	$(12,257)
Operating costs	$(1,065)	$(2)	$(1,067)
Depreciation and amortization	$(618)	$(4)	$(622)
Equity in net earnings from investments	$122	$—	$122
Investments in unconsolidated affiliates	$798	$—	$798
Total assets	$23,414	$208	$23,622
Capital expenditures	$675	$22	$697
(a) - Noncustomer revenue for the year ended December 31, 2021, totaled $(565) million related primarily to losses from derivatives on commodity contracts.

	Years Ended December 31,
	2023	2022	2021
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$2,659	$1,722	$1,500
Interest expense, net of capitalized interest	866	676	733
Depreciation and amortization	769	626	622
Income taxes	838	528	484
Adjusted EBITDA from unconsolidated affiliates (c)	264	—	—
Equity in net earnings from investments (c)	(202)	—	—
Noncash compensation expense and other	49	68	41
Other corporate costs (b)	70	—	1
Total segment adjusted EBITDA (a) (c)	$5,313	$3,620	$3,381
(a) - The year ended December 31, 2023 includes $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.
(b) - The year ended December 31, 2023 primarily includes corporate costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and corporate net gains of $41 million on extinguishment of debt related to open market repurchases.
(c) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. In prior periods, our calculation included equity in net earnings from investments. This change resulted in an additional $62 million of adjusted EBITDA in 2023, and we have not restated prior periods.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our evaluation of the effectiveness of internal control over financial reporting excludes the Magellan Acquisition. Our Consolidated Statement of Income for the year ended December 31, 2023, includes approximately 6% of total revenue and our Consolidated Balance Sheet as of December 31, 2023, includes approximately 32% of total assets attributable to Magellan that was excluded from management’s assessment of the effectiveness of internal controls over financial reporting. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Corporate Governance

Information concerning our corporate governance is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	4,431,349	—	5,743,377
Equity compensation plans not approved by security holders (2)	366,202	$70.22	—
Total	4,797,551	$70.22	5,743,377
(1) - Includes shares granted under our Employee Stock Purchase Plan, Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Long-Term Incentive Plan, our former Equity Compensation Plan, our Equity Incentive Plan and the assumed former Magellan Midstream Partners, L.P. Long-Term Incentive Plan. For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Notes K and L of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - There is no exercise price associated with restrictive stock incentive unit awards and performance unit awards. Compensation deferred into our common stock under our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $70.22, which represents the 2023 year-end closing price of our common stock on the NYSE.
(4) - Includes 1,722,186, 130,204 and 3,881,987 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	59-61

(b)	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	62

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	63

(d)	Consolidated Balance Sheets as of December 31, 2023 and 2022	64

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	65

(f)	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	66-67

(g)	Notes to Consolidated Financial Statements	68-104

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2.1
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

3.3
Certificate of Designation for Convertible Preferred Stock of WAI, Inc. (now ONEOK, Inc.) filed November 21, 2008 (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-13643)).

3.4
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

4.2
Sixth Supplemental Indenture, dated as of September 25, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and The Bank of New York Mellon Trust, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed September 25, 2023 (File No. 1-13643)).

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

4.9
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

4.15
Fifth Supplemental Indenture, dated as of September 25, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed September 25, 2023 (File No. 1-13643)).

4.16
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

4.41
Twentieth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.550% Senior Notes due 2026 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.42
Twenty-First Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.650% Senior Notes due 2028 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.43
Twenty-Second Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.800% Senior Notes due 2030 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.44
Twenty-Third Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.050% Senior Notes due 2033 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.45
Twenty-Fourth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.625% Senior Notes due 2053 (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.46
Twenty-Fifth Supplemental Indenture, dated as of September 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.47
Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.48
First Supplemental Indenture dated as of April 19, 2007 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to the 6.400% Senior Notes due 2037 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.49
Second Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.50
Indenture dated as of August 11, 2010 between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Midstream Partners, L.P.’s Form 8-K, filed August 16, 2010 (File No. 1-16335)).

4.51
Second Supplemental Indenture, dated as of November 9, 2012, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2042 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed November 9, 2012 (File No. 1-16335)).

4.52
Third Supplemental Indenture, dated as of October 10, 2013, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.15% Senior Notes due 2043 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed October 10, 2013 (File No. 1-16335)).

4.53
Fourth Supplemental Indenture, dated as of March 4, 2015, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.20% Senior Notes due 2025 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed March 4, 2015 (File No. 1-16335)).

4.54
Fifth Supplemental Indenture, dated as of March 4, 2015, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.20% Senior Notes due 2045 (incorporated by reference from Exhibit 4.3 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed March 4, 2015 (File No. 1-16335)).

4.57
Sixth Supplemental Indenture, dated as of February 29, 2016, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.00% Senior Notes due 2026 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed February 29, 2016 (File No. 1-16335)).

4.58
Seventh Supplemental Indenture, dated as of September 13, 2016, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.25% Senior Notes due 2046 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed September 13, 2016 (File No. 1-16335)).

4.59
Eighth Supplemental Indenture, dated as of October 3, 2017, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed October 3, 2017 (File No. 1-16335)).

4.60
Ninth Supplemental Indenture, dated as of January 18, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.850% Senior Notes due 2049 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed January 18, 2019 (File No. 1-16335)).

4.61
Tenth Supplemental Indenture, dated as of August 19, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.950% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed August 19, 2019 (File No. 1-16335)).

4.62
Eleventh Supplemental Indenture, dated as of May 20, 2020, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.250% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed May 20, 2020 (File No. 1-16335)).

4.63
Twelfth Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.64
Third Supplemental Indenture, dated as of December 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed December 14, 2023 (File No. 1-13643)).

4.65
Thirteenth Supplemental Indenture, dated as of December 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee, (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed December 14, 2023 (File No. 1-13643)).

4.66
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

10.15
Form of 2023 Restricted Unit Stock Award Agreement dated February 22, 2023 (incorporated by reference from Exhibit 10.15 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.16
Form of 2023 Performance Unit Award Agreement dated February 22, 2023 (incorporated by reference from Exhibit 10.16 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.17	Form of 2022 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.17 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.18	Form of 2022 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.18 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.19	ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.20	ONEOK, Inc. Profit Sharing Plan, dated January 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed December 30, 2004 (File No. 333-121769)).

10.21
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.22
Equity Distribution Agreement, dated August 3, 2023, among ONEOK, Inc., and BofA Securities, Inc., as sales agent, principals and/or forward sellers, as forward purchasers (incorporated by reference from Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K with a filed August 3, 2023 (File No. 1-13643)).

10.23
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

10.24	Form of 2024 Restricted Unit Award Agreement, dated February 27, 2024.

10.25	Form of 2024 Performance Unit Award Agreement, dated February 27, 2024.

10.26
Form of 2021 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.33 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

10.27
Form of 2021 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.34 to ONEOK, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

10.28
Form of 2020 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.35 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.29
Form of 2020 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.36 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 25, 2020 (File No. 1-13643)).

10.30
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 24, 2023 (incorporated by reference to Exhibit 99.1 to ONEOK, Inc.’s Registration Statement on Form S-8, filed November 9, 2023 (File No. 1-13643)).

10.31
ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan dated July 24, 2019, and effective as of January 1, 2020 (incorporated by reference from Exhibit 10.40 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 23, 2021 (File No. 1-13643)).

10.32
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) between ONEOK, Inc. and Pierce H. Norton II (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 4, 2021 (File No. 1-13643)).

10.33
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.34
Restricted Unit Award Agreement between ONEOK, Inc. and Pamela Amburgy (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.35
Restricted Unit Award Agreement between ONEOK, Inc. and Janet Hogan (incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.36
Restricted Unit Award Agreement between ONEOK, Inc. and Darren Wallis (incorporated by reference to Exhibit 10.4 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.37
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

10.38
Amended and Restated Guaranty Agreement, dated June 10, 2022, by and between ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership, in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K, filed June 13, 2022 (File No. 1-13643)).

10.39
Guaranty Agreement, dated September 25, 2023, by and between Magellan Midstream Partners, L.P., in favor of Citibank, N.A., as administrative agent, under the Credit Agreement, dated as of June 10, 2022, by and among ONEOK, Inc., Citibank, N.A. and the other lenders (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

10.40
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

10.41
ONEOK, Inc. Long-Term Incentive Plain, as amended and restated, dated January 26, 2021 (f/k/a the Magellan Midstream Partners, L.P., Long-Term Incentive Plan) (incorporated by reference to Magellan Midstream Partners, L.P.’s Exhibit 10(a) to Form 10-K filed April 29, 2021) (File No. 1-16335)

10.42
Amendment No. 1 dated April 1, 2021 to ONEOK, Inc. Long-Term Incentive Plan (f/k/a the Magellan Midstream Partners, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Magellan Midstream Partners, L.P.’s Form 10-Q filed April 29, 2021) (File No. 1-16335)

21	Required information concerning the registrant’s subsidiaries.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

97	Compensation Recoupment Policy of ONEOK, Inc.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Balance Sheets at December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021 and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 27, 2024	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February 2024.

/s/ Julie H. Edwards	/s/ Pierce H. Norton II
Julie H. Edwards	Pierce H. Norton II
Board Chair	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Senior Vice President and Chief
Executive Vice President, Investor	Accounting Officer, Finance and Tax
Relations and Corporate Development

/s/ Brian L. Derksen	/s/ Jim W. Mogg
Brian L. Derksen	Jim W. Mogg
Director	Director

/s/ Lori A. Gobillot	/s/ Pattye L. Moore
Lori A. Gobillot	Pattye L. Moore
Director	Director

/s/ Mark W. Helderman	/s/ Eduardo A. Rodriguez
Mark W. Helderman	Eduardo A. Rodriguez
Director	Director

/s/ Randall J. Larson	/s/ Gerald B. Smith
Randall J. Larson	Gerald B. Smith
Director	Director

/s/ Steven J. Malcolm	/s/ Wayne T. Smith
Steven J. Malcolm	Wayne T. Smith
Director	Director