Form 10-Q
period 2024-03-31
ONEOK INC /NEW/
filed 2024-05-01
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024.
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

On April 22, 2024, the Company had 583,646,909 shares of common stock outstanding.

This page intentionally left blank.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expect,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “projects,” “scheduled,” “should,” “target,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
Magellan Acquisition	The transaction completed on September 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2024	2023
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,928	$4,156
Services	853	365
Total revenues (Note K)	4,781	4,521
Cost of sales and fuel (exclusive of items shown separately below)	2,897	3,347
Operations and maintenance	486	239
Depreciation and amortization	254	162
General taxes	86	57
Other operating income, net (Note C)	(6)	(781)
Operating income	1,064	1,497
Equity in net earnings from investments (Note I)	76	40
Other income, net	7	8
Interest expense (net of capitalized interest of $12 and $18, respectively)	(300)	(166)
Income before income taxes	847	1,379
Income taxes	(208)	(330)
Net income	639	1,049
Less: Preferred stock dividends	—	—
Net income available to common shareholders	$639	$1,049

Basic EPS (Note H)	$1.09	$2.34

Diluted EPS (Note H)	$1.09	$2.34
Average shares (millions)
Basic	584.2	448.1
Diluted	585.7	449.0
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 31,
(Unaudited)	2024	2023

Net income	$639	$1,049
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $22 and $(7), respectively	(75)	23
Derivative amounts reclassified to net income, net of tax of $6 and $3, respectively	(21)	(12)
Changes in benefit plan obligations and other, net of tax of $— and $1, respectively	1	(2)
Total other comprehensive income (loss), net of tax	(95)	9
Comprehensive income	$544	$1,058
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2024	2023
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$65	$338
Accounts receivable, net	1,699	1,705
Materials and supplies	153	148
Inventories	798	639
Commodity imbalances	23	26
Other current assets	212	252
Total current assets	2,950	3,108
Property, plant and equipment
Property, plant and equipment	38,796	38,454
Accumulated depreciation and amortization	5,989	5,757
Net property, plant and equipment	32,807	32,697
Other assets
Investments in unconsolidated affiliates	1,939	1,874
Goodwill	5,056	4,952
Intangible assets, net	1,311	1,316
Other assets	327	319
Total other assets	8,633	8,461
Total assets	$44,390	$44,266
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note F)	$1,234	$484
Short-term borrowings (Note F)	320	—
Accounts payable	1,480	1,564
Commodity imbalances	221	244
Accrued taxes	169	215
Accrued interest	268	381
Other current liabilities	502	564
Total current liabilities	4,194	3,452
Long-term debt, excluding current maturities	20,447	21,183
Deferred credits and other liabilities
Deferred income taxes	2,745	2,594
Other deferred credits	559	553
Total deferred credits and other liabilities	3,304	3,147
Commitments and contingencies (Note J)
Equity (Note G)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2024, and December 31, 2023	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 583,644,277 shares at March 31, 2024; issued 609,713,834 shares and outstanding 583,093,100 shares at December 31, 2023	6	6
Paid-in capital	16,303	16,320
Accumulated other comprehensive loss	(128)	(33)
Retained earnings	927	868
Treasury stock, at cost: 26,069,557 shares at March 31, 2024, and 26,620,734 shares at December 31, 2023	(663)	(677)
Total equity	16,445	16,484
Total liabilities and equity	$44,390	$44,266
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2024	2023
	(Millions of dollars)
Operating activities
Net income	$639	$1,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	162
Equity in net earnings from investments	(76)	(40)
Distributions received from unconsolidated affiliates	78	43
Deferred income taxes	180	285
Medford settlement gain	—	(779)
Medford settlement proceeds	—	502
Other, net	23	18
Changes in assets and liabilities:
Accounts receivable	6	329
Inventories, net of commodity imbalances	(179)	20
Accounts payable	(29)	(237)
Risk-management assets and liabilities	(144)	26
Other assets and liabilities, net	(156)	(157)
Cash provided by operating activities	596	1,221
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(512)	(289)
Purchases of and contributions to unconsolidated affiliates	(92)	(2)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	25	8
Medford settlement proceeds	—	328
Other, net	1	2
Cash provided by (used in) investing activities	(578)	47
Financing activities
Dividends paid	(578)	(427)
Short-term borrowings, net	320	—
Issuance of long-term debt, net of discounts	—	50
Repayment of long-term debt	—	(425)
Other, net	(33)	(6)
Cash used in financing activities	(291)	(808)
Change in cash and cash equivalents	(273)	460
Cash and cash equivalents at beginning of period	338	220
Cash and cash equivalents at end of period	$65	$680
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2024	20,000	609,713,834	$—	$6	$16,320
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(8)
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	(9)
March 31, 2024	20,000	609,713,834	$—	$6	$16,303

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	$—	$5	$7,253

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2024	$(33)	$868	$(677)	$16,484
Net income	—	639	—	639
Other comprehensive loss	(95)	—	—	(95)
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	14	6
Common stock dividends - $0.99 per share (Note G)	—	(579)	—	(579)
Other, net	—	(1)	—	(10)
March 31, 2024	$(128)	$927	$(663)	$16,445

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income	9	—	—	9
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	$(99)	$672	$(699)	$7,132
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2023 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. There have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us during the quarter, and no material updates to recently issued standards disclosed in our Annual Report.

B.    MAGELLAN ACQUISITION

On September 25, 2023, we completed the Magellan Acquisition. The acquisition strategically diversifies our complementary asset base and allows for significant expected synergies as a combined entity. Each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of the acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. For additional information on our long-term debt, please see Note H in our Annual Report.

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. During the three months ended March 31, 2024, there have been no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

C.    MEDFORD INCIDENT

In 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. In the first quarter of 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims. We applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other operating income, net, within the Consolidated Statement of Income. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	March 31, 2024
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$58	$57	$—	$115	$(114)	$1
Total derivative assets	$58	$57	$—	$115	$(114)	$1
Derivative liabilities
Commodity contracts	$(94)	$(83)	$—	$(177)	$177	$—
Total derivative liabilities	$(94)	$(83)	$—	$(177)	$177	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2024, we held no cash and posted cash of $129 million with various counterparties, including $63 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $66 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $21.0 billion and $21.4 billion at March 31, 2024, and December 31, 2023, respectively. The book value of our consolidated long-term debt, including current maturities, was $21.7 billion at March 31, 2024, and December 31, 2023. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.    RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-management Activities - We are sensitive to changes in natural gas, NGLs, Refined Products and crude oil prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, NGLs, Refined Products, condensate and crude oil purchases and sales; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. Additionally, we may use physical-forward purchases and financial derivatives to reduce commodity price risk associated with power and natural gas used to operate our facilities. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs, Refined Products and crude oil. We may use commodity derivative instruments to reduce the near-term commodity price risk associated with a portion of our forecasted purchases and sales of commodities. Our exposure to commodity price risk is consistent with that discussed in our Annual Report.

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At both March 31, 2024, and December 31, 2023, we had no outstanding Treasury lock agreements or interest rate swaps.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		March 31, 2024		December 31, 2023
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)(b)	Other current assets	$103	$(164)	$163	$(78)
Total derivatives designated as hedging instruments		103	(164)	163	(78)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	12	(13)	14	(6)
Total derivatives not designated as hedging instruments		12	(13)	14	(6)
Total derivatives		$115	$(177)	$177	$(84)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At March 31, 2024, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $63 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		March 31, 2024	December 31, 2023
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	(17.4)	(16.0)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(16.0)	(14.5)
- Power (GWh)	Futures and swaps	22.1	22.1
Basis
- Natural gas (Bcf)	Futures and swaps	(17.2)	(16.0)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(0.6)	0.1
Basis
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products, and crude oil (MMBbl)	Futures and swaps	(1.4)	(0.1)

Cash Flow Hedges - During the three months ended March 31, 2024, we have not had material cash flow hedge activity on our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

F.    DEBT

Current Maturities - At March 31, 2024, our current maturities of long-term debt of $1.2 billion consist of $484 million, 2.75% senior notes due September 2024; $250 million, 3.2% senior notes due March 2025; and $500 million, 4.9% senior notes due March 2025.

Commercial Paper Program - At March 31, 2024, we had $320 million of commercial paper outstanding, bearing a weighted-average interest rate of 5.50%. At December 31, 2023, we had no commercial paper outstanding.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement, which expires in 2027, is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of the acquired business. In March 2024, we acquired additional ownership interest in one of our unconsolidated affiliates, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 until the quarter ended December 31, 2024, when it will decrease to 5.0 to 1. As of March 31, 2024, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Debt Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The Guardian Term Loan Agreement and Viking Term Loan Agreement are not guaranteed by ONEOK, ONEOK Partners, the Intermediate Partnership or Magellan. For further details on our indebtedness, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

G.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2024 were 99 cents per share. A common stock dividend of 99 cents per share was declared for shareholders of record at the close of business on May 1, 2024, payable May 15, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock when, and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2024. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable May 15, 2024.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$639	584.2	$1.09
Diluted EPS
Effect of dilutive securities	—	1.5
Net income available for common stock and common stock equivalents	$639	585.7	$1.09

	Three Months Ended March 31, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,049	448.1	$2.34
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,049	449.0	$2.34

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(Millions of dollars)
Northern Border	$25	$24
Overland Pass	15	9
Roadrunner	11	7
Saddlehorn	10	—
BridgeTex	7	—
MVP	4	—
Other	4	—
Equity in net earnings from investments	$76	$40

In March 2024, we purchased an additional 10% interest in Saddlehorn, resulting in a 40% ownership interest at March 31, 2024.

We incurred expenses in transactions with unconsolidated affiliates of $39 million and $28 million for the three months ended March 31, 2024 and 2023, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex, MVP and Saddlehorn. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

J.    COMMITMENTS AND CONTINGENCIES

Regulatory, Environmental and Safety Matters - The operation of pipelines, terminals, plants and other facilities for the gathering, processing, fractionation, transportation and storage of products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, terminals, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management does not believe that, based on currently known information, a material risk of noncompliance with these laws and regulations exists that will affect adversely our consolidated results of operations, financial condition or cash flows.

Legal Proceedings - Corpus Christi Terminal Personal Injury Proceeding - Ismael Garcia, Andrew Ramirez and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor and working at a Magellan facility. These individuals were injured, one fatally, as a result of a fire that occurred on December 5, 2020, while they were cleaning a tank at our Corpus Christi terminal. During the first quarter of 2024, we reached settlement with all remaining claimants. We recorded accruals that represent the settlement, as well as offsetting insurance receivables for the amounts accrued.

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

K.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and the end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2023 (a)	$150
Revenue recognized included in beginning balance	(109)
Net additions	98
Balance at March 31, 2024 (b)	$139
(a) - Contract liabilities of $104 million and $46 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $99 million and $40 million are included in the other current liabilities and other deferred credits, respectively in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Excluding the insurance receivable related to the legal proceeding described in Note J, substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2024, and December 31, 2023, relate to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2024, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 20 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2024	$924
2025	986
2026	832
2027	735
2028 and beyond	2,192
Total	$5,669

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

L.    SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments as follows:
•    our Natural Gas Gathering and Processing segment gathers, treats, processes and markets natural gas;
•    our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes Purity NGLs;
•    our Natural Gas Pipelines segment transports and stores natural gas; and
•    our Refined Products and Crude segment transports, stores, distributes, blends and markets Refined Products and crude oil.

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$623	$3,264	$—	$351	$4,238
Residue natural gas sales	344	—	28	—	372
Gathering, processing and exchange services revenue	35	122	—	—	157
Transportation and storage revenue	—	48	157	466	671
Other	8	2	—	27	37
Total revenues (a)	1,010	3,436	185	844	5,475
Cost of sales and fuel (exclusive of depreciation and operating costs)	(594)	(2,698)	(15)	(285)	(3,592)
Operating costs	(117)	(181)	(53)	(217)	(568)
Adjusted EBITDA from unconsolidated affiliates	2	17	47	35	101
Noncash compensation expense and other	5	14	1	4	24
Segment adjusted EBITDA	$306	$588	$165	$381	$1,440
Depreciation and amortization	$(70)	$(85)	$(18)	$(80)	$(253)
Equity in net earnings from investments	$2	$15	$36	$23	$76
Investments in unconsolidated affiliates	$25	$414	$522	$976	$1,937
Total assets	$7,021	$15,279	$2,635	$19,401	$44,336
Capital expenditures	$116	$253	$79	$42	$490
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $620 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended March 31, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,238	$(682)	$3,556
Residue natural gas sales	372	—	372
Gathering, processing and exchange services revenue	157	—	157
Transportation and storage revenue	671	(7)	664
Other	37	(5)	32
Total revenues (a)	$5,475	$(694)	$4,781

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,592)	$695	$(2,897)
Operating costs	$(568)	$(4)	$(572)
Depreciation and amortization	$(253)	$(1)	$(254)
Equity in net earnings from investments	$76	$—	$76
Investments in unconsolidated affiliates	$1,937	$2	$1,939
Total assets	$44,336	$54	$44,390
Capital expenditures	$490	$22	$512
(a) - Substantially all of our revenues relate to contracts with customers.

Three Months Ended March 31, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$644	$3,551	$—	$4,195
Residue natural gas sales	568	—	25	593
Gathering, processing and exchange services revenue	38	131	—	169
Transportation and storage revenue	—	50	145	195
Other	8	3	1	12
Total revenues (a)	1,258	3,735	171	5,164
Cost of sales and fuel (exclusive of depreciation and operating costs)	(875)	(3,095)	(14)	(3,984)
Operating costs	(105)	(152)	(45)	(302)
Adjusted EBITDA from unconsolidated affiliates (b)	1	11	44	56
Noncash compensation expense	4	6	2	12
Other	2	778	—	780
Segment adjusted EBITDA (b)	$285	$1,283	$158	$1,726
Depreciation and amortization	$(67)	$(78)	$(17)	$(162)
Equity in net earnings from investments	$—	$9	$31	$40
Investments in unconsolidated affiliates	$26	$413	$349	$788
Total assets	$6,899	$14,437	$2,239	$23,575
Capital expenditures	$98	$137	$46	$281
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $631 million and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $16 million of adjusted EBITDA in the first quarter of 2023.

Three Months Ended March 31, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,195	$(634)	$3,561
Residue natural gas sales	593	—	593
Gathering, processing and exchange services revenue	169	—	169
Transportation and storage revenue	195	(2)	193
Other	12	(7)	5
Total revenues (a)	$5,164	$(643)	$4,521

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,984)	$637	$(3,347)
Operating costs	$(302)	$6	$(296)
Depreciation and amortization	$(162)	$—	$(162)
Equity in net earnings from investments	$40	$—	$40
Investments in unconsolidated affiliates	$788	$1	$789
Total assets	$23,575	$889	$24,464
Capital expenditures	$281	$8	$289
(a) - Substantially all of our revenues relate to contracts with customers.

	Three Months Ended March 31,
	2024	2023
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$639	$1,049
Interest expense, net of capitalized interest	300	166
Depreciation and amortization	254	162
Income taxes	208	330
Adjusted EBITDA from unconsolidated affiliates (b)	101	56
Equity in net earnings from investments (b)	(76)	(40)
Noncash compensation expense and other	15	10
Other corporate costs	(1)	(7)
Total segment adjusted EBITDA (a)(b)	$1,440	$1,726
(a) - The three months ended March 31, 2023, includes $733 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $16 million of adjusted EBITDA in the first quarter of 2023.

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

Market Conditions and Business Update - We experienced stable volumes across our system in the first quarter of 2024, compared with the first quarter of 2023, despite the impact of winter weather in the first quarter of 2024. With the addition of our Refined Products and Crude segment due to the Magellan Acquisition, our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be more than 85% fee-based in 2024.

Natural Gas - In our Natural Gas Gathering and Processing segment, processed volumes increased in the first quarter of 2024, compared with the first quarter of 2023, due primarily to increased production in the Rocky Mountain region.

In our Natural Gas Pipelines segment, transportation services increased in the first quarter of 2024, compared with the first quarter of 2023, due primarily to higher firm and interruptible rates.

NGLs - In our Natural Gas Liquids segment, volumes decreased in the first quarter of 2024, compared with the first quarter of 2023, due primarily to lower ethane recovery and the impact of winter weather in the first quarter of 2024, offset partially by increased production in the Rocky Mountain region.

In addition to construction of our MB-6 fractionator, activities are underway to complete the looping of the West Texas NGL pipeline, which will more than double our NGL capacity out of the Permian Basin. This project is driven by our contracting success in the Permian Basin, and the full loop is expected to be in service in the first quarter of 2025. We are also expanding the capacity of the Elk Creek pipeline to 435 MBbl/d to provide for growing volumes in the Rocky Mountain region, which will bring our total pipeline capacity out of the Rocky Mountain region to 575 MBbl/d. The Elk Creek pipeline expansion is expected to be in service in the first quarter of 2025.

Refined Products and Crude - Our first quarter 2024 results benefited from continued demand for transportation and storage services on our Refined Products and crude oil systems. Liquids blending has remained strong due to favorable commodity market conditions.

At the end of the first quarter of 2024, we completed the expansion of our Refined Products pipeline to El Paso, Texas. This expansion connects more supply to growing markets in Texas, New Mexico, Arizona and Mexico, and the majority of the capital associated with this expansion is supported by volume commitments.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system decreased 15 MBbl/d to an average of 415 MBbl/d during the first quarter of 2024, compared with an average of 430 MBbl/d in the first quarter of 2023, due to changes in ethane extraction economics and the impact of weather. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, that could be recovered and transported on our system.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Completion
Natural Gas Liquids		(In millions)
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	First Quarter 2025
West Texas NGL pipeline expansion	Increase capacity to 740 MBbl/d in the Permian Basin	$520	First Quarter 2025
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	First Quarter 2025
(a) - Excludes capitalized interest/AFUDC.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of April 22, 2024, no shares have been repurchased under the program.

Dividends - In February 2024, we paid a quarterly common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of 99 cents per share ($3.96 per share on an annualized basis) in April 2024. The quarterly common stock dividend will be paid May 15, 2024, to shareholders of record at the close of business on May 1, 2024.

FINANCIAL RESULTS AND OPERATING INFORMATION

How We Evaluate Our Operations

Management uses a variety of financial and operating metrics to analyze our performance. Our consolidated financial metrics include: (1) operating income; (2) net income; (3) diluted EPS; and (4) adjusted EBITDA. We evaluate segment operating results using adjusted EBITDA and our operating metrics, which include various volume and rate statistics that are relevant for the respective segment. These operating metrics allow investors to analyze the various components of segment financial results in terms of volumes and rate/price. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. See reconciliation of net income to adjusted EBITDA in the “Non-GAAP Financial Measures” subsection. For additional information on our operating metrics, see the respective segment subsections of this “Financial Results and Operating Information” section.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2024 vs. 2023
Financial Results	2024	2023	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,928	$4,156	(228)
Services	853	365	488
Total revenues	4,781	4,521	260
Cost of sales and fuel (exclusive of items shown separately below)	2,897	3,347	(450)
Operating costs	572	296	276
Depreciation and amortization	254	162	92
Other operating income, net	(6)	(781)	(775)
Operating income	$1,064	$1,497	(433)
Equity in net earnings from investments	$76	$40	36
Interest expense, net of capitalized interest	$(300)	$(166)	134
Net income	$639	$1,049	(410)
Diluted EPS	$1.09	$2.34	(1.25)
Adjusted EBITDA (a)	$1,441	$1,733	(292)
Capital expenditures	$512	$289	223
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $16 million of adjusted EBITDA in the first quarter of 2023.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income decreased $433 million for the three months ended March 31, 2024, compared with the same period in 2023, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $15 million due primarily to higher volumes in the Rocky Mountain region, offset partially by higher operating costs; offset by
•Natural Gas Liquids - a decrease of $710 million due primarily to an insurance settlement gain in 2023 related to the Medford incident and higher operating costs, offset partially by an increase in exchange services due primarily to higher volumes in the Rocky Mountain region; offset by
•Natural Gas Pipelines - an increase of $3 million due primarily to higher transportation services, offset partially by higher operating costs; and
•Refined Products and Crude - contributed $262 million to operating income for the three months ended March 31, 2024, due to the impact of the Magellan Acquisition. We began allocating corporate costs to this segment in the first quarter of 2024, which reduced allocations to the other segments.

Net income and diluted EPS decreased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to the items discussed above and higher interest expense from higher debt balances resulting from the Magellan Acquisition, offset partially by lower income taxes and higher equity in net earnings from investments.

Capital expenditures increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to our capital projects, including our MB-6 fractionator and NGL pipeline expansion projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2024 vs. 2023
Financial Results	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$623	$644	(21)
Residue natural gas sales	344	568	(224)
Gathering, compression, dehydration and processing fees and other revenue	43	46	(3)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(594)	(875)	(281)
Operating costs, excluding noncash compensation adjustments	(113)	(101)	12
Adjusted EBITDA from unconsolidated affiliates (a)	2	1	1
Other	1	2	(1)
Adjusted EBITDA (a)	$306	$285	21
Capital expenditures	$116	$98	18
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $2 million of adjusted EBITDA in the first quarter of 2023.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $21 million for the three months ended March 31, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $26 million from higher volumes due primarily to increased production in the Rocky Mountain region; and
•an increase of $7 million due primarily to higher average fee rates and higher realized natural gas and condensate prices, net of hedging, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $12 million in operating costs due primarily to higher property insurance premiums, and higher employee-related costs, outside services and materials and supplies expense due primarily to the growth of our operations.

Capital expenditures increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to our routine capital projects.

	Three Months Ended
	March 31,
Operating Information (a)	2024	2023
Natural gas processed (BBtu/d) (b)	2,894	2,794
Average fee rate ($/MMBtu)	$1.21	$1.13
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to increased production in the Rocky Mountain region, offset partially by the impact of winter weather in the Rocky Mountain and Mid-Continent regions in the first quarter of 2024.

Our average fee rate increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to inflation-based escalators in our contracts.

Commodity Price Risk - Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. We have hedged approximately 65% of our forecasted equity volumes for our Natural Gas Gathering and Processing segment in 2024.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2024 vs. 2023
Financial Results	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,264	$3,551	(287)
Exchange service and other revenues	124	134	(10)
Transportation and storage revenues	48	50	(2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,698)	(3,095)	(397)
Operating costs, excluding noncash compensation adjustments	(173)	(146)	27
Adjusted EBITDA from unconsolidated affiliates (a)	17	11	6
Other	6	778	(772)
Adjusted EBITDA (a)	$588	$1,283	(695)
Capital expenditures	$253	$137	116
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $2 million of adjusted EBITDA in the first quarter of 2023.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $695 million for the three months ended March 31, 2024, compared with the same period in 2023, primarily as a result of the following:
•a decrease of $748 million related to the Medford incident, due primarily to an insurance settlement gain in 2023 of $779 million, offset partially by $31 million of lower third-party fractionation costs in the current year; and
•an increase of $27 million in operating costs due primarily to planned asset maintenance and higher property insurance premiums; offset by
•an increase of $75 million in exchange services due primarily to higher volumes in the Rocky Mountain region.

Capital expenditures increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to capital projects, which includes our MB-6 fractionator and pipeline expansion projects.

	Three Months Ended
	March 31,
Operating Information	2024	2023
Raw feed throughput (MBbl/d) (a)	1,241	1,256
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.03
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

Volumes decreased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to lower ethane recovery and the impact of winter weather in the first quarter of 2024, offset partially by increased production in the Rocky Mountain region.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2024 vs. 2023
Financial Results	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$119	$107	12
Storage revenues	38	38	—
Residue natural gas sales and other revenues	28	26	2
Cost of sales and fuel (exclusive of depreciation and operating costs)	(15)	(14)	1
Operating costs, excluding noncash compensation adjustments	(51)	(43)	8
Adjusted EBITDA from unconsolidated affiliates (a)	47	44	3
Other	(1)	—	(1)
Adjusted EBITDA (a)	$165	$158	7
Capital expenditures	$79	$46	33
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $13 million of adjusted EBITDA in the first quarter of 2023.

Adjusted EBITDA increased $7 million for the three months ended March 31, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $12 million in transportation services due primarily to higher firm and interruptible rates; offset by
•an increase of $8 million in operating costs due primarily to planned asset maintenance, higher property insurance premiums and employee-related costs.

Capital expenditures increased for the three months ended March 31, 2024, compared with the same period in 2023, due primarily to our project to reactivate previously idled storage in Texas.

	Three Months Ended
	March 31,
Operating Information (a)	2024	2023
Natural gas transportation capacity contracted (MDth/d)	8,086	7,693
Transportation capacity contracted	97%	96%
(a) - Includes volumes for consolidated entities only.

In July 2023, Viking filed a proposed increase in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2024, Viking reached a settlement in principle with the participants in the Section 4 rate case, which, if approved by the FERC, will result in an increase in rates for Viking. We do not expect the increase in rates to impact materially our results of operations.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the period indicated:

Three Months Ended
March 31,
Financial Results	2024
(Millions of dollars)
Product sales	$351
Transportation revenues	340
Storage, terminals and other revenues	153
Cost of sales and fuel (exclusive of depreciation and operating costs)	(285)
Operating costs, excluding noncash compensation adjustments	(210)
Adjusted EBITDA from unconsolidated affiliates	35
Other	(3)
Adjusted EBITDA	$381
Capital expenditures	$42

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Three Months Ended
March 31,
Operating Information (a)	2024
Refined Products volume shipped (MBbl/d)	1,411
Crude oil volume shipped (MBbl/d)	747
(a) - Includes volumes for consolidated entities only.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2024	2023
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$639	$1,049
Interest expense, net of capitalized interest	300	166
Depreciation and amortization	254	162
Income taxes	208	330
Adjusted EBITDA from unconsolidated affiliates (b)	101	56
Equity in net earnings from investments (b)	(76)	(40)
Noncash compensation expense and other	15	10
Adjusted EBITDA (a)(b)	$1,441	$1,733
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$306	$285
Natural Gas Liquids (a)	588	1,283
Natural Gas Pipelines	165	158
Refined Products and Crude	381	—
Other	1	7
Adjusted EBITDA (a)(b)	$1,441	$1,733
(a) - The three months ended March 31, 2023, includes $733 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $46 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $16 million of adjusted EBITDA in the first quarter of 2023.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of regulatory and legal matters.

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

Cash Management - At March 31, 2024, we had $65 million of cash and cash equivalents. We use a centralized cash management program that concentrates the cash assets of our nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan holds interests in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuers and parent guarantor, excluding our ownership of all the interests in ONEOK Partners and Magellan, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, please see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of March 31, 2024, we had no borrowings under our $2.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of March 31, 2024, we had a working capital (defined as current assets less current liabilities) deficit of $1.2 billion, due primarily to current maturities of long-term debt and short-term borrowings. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

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

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, operating cash flows and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of April 22, 2024, no shares have been repurchased under the program.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, excluding AFUDC, were $512 million and $289 million for the three months ended March 31, 2024 and 2023, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.75-$1.95 billion in 2024.

Credit Ratings - Our long-term debt credit ratings as of April 22, 2024, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2024, we paid a common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year. A common stock dividend of 99 cents per share was declared in April 2024, for the shareholders of record at the close of business on May 1, 2024, payable May 15, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February 2024. Dividends totaling $0.3 million were declared in April 2024, for the Series E Preferred Stock and are payable May 15, 2024.

For the three months ended March 31, 2024, our cash flows from operations exceeded dividends paid by $18 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items can include depreciation and amortization, deferred income taxes, impairment charges, allowance for equity funds used during construction, gain or loss on sale of assets, net undistributed earnings from unconsolidated affiliates, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2024 vs. 2023
	March 31,		$ Increase (Decrease) in Cash
	2024	2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$596	$1,221	$(625)
Investing activities	(578)	47	(625)
Financing activities	(291)	(808)	517
Change in cash and cash equivalents	(273)	460	(733)
Cash and cash equivalents at beginning of period	338	220	118
Cash and cash equivalents at end of period	$65	$680	$(615)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2024, decreased $142 million compared with the same period in 2023, due primarily to insurance proceeds received from the Medford settlement in 2023, offset partially by the impact of the Magellan Acquisition in our Refined Products and Crude segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $502 million for the three months ended March 31, 2024, compared with a decrease of $19 million for the same period in 2023. This change is due primarily to changes in accounts receivable resulting from the timing of receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices, and from changes in risk management assets and liabilities; offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash from investing activities for the three months ended March 31, 2024, decreased $625 million, compared with the same period in 2023, due primarily to insurance proceeds received from the Medford settlement in 2023, and an increase in capital expenditures in 2024 related to our capital projects.

Financing Cash Flows - Cash used in financing activities for the three months ended March 31, 2024, decreased $517 million, compared with the same period in 2023, due primarily to the repayment of long-term debt in 2023 and short-term borrowings in 2024, offset partially by increased dividends paid in 2024.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended, and the Exchange Act, which involve substantial risk and uncertainties. The forward-looking statements relate to our anticipated financial performance, liquidity, management’s plans and objectives for our future capital projects and other future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

Forward-looking statements include the items identified in the preceding paragraphs, the information concerning possible or assumed future results of our operations and other statements contained in this Quarterly Report identified by words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expect,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “projects,” “scheduled,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•the impact on drilling and production by factors beyond our control, including the demand for natural gas, NGLs, Refined Products and crude oil; producers’ desire and ability to drill and obtain necessary permits; regulatory compliance; reserve performance; and capacity constraints and/or shut downs on the pipelines that transport crude oil, natural gas, NGLs, and Refined Products from producing areas and our facilities;
•the impact of unfavorable economic and market conditions, inflationary pressures, including increased interest rates, which may increase our capital expenditures and operating costs, raise the cost of capital or depress economic growth;
•the impact of the volatility of natural gas, NGL, Refined Products and crude oil prices on our earnings and cash flows, which is impacted by a variety of factors beyond our control, including international terrorism and conflicts and the geopolitical instability;
•the impact of reduced volatility in energy prices or new government regulations on our business;
•our dependence on producers, gathering systems, refineries and pipelines owned and operated by others and the impact of any closures, interruptions or reduced activity levels at these facilities;

•the impact of increased attention to ESG issues, including climate change, and risks associated with the physical impacts of climate change;
•risks associated with operational hazards and unforeseen interruptions at our operations;
•the inability of insurance proceeds to cover all liabilities or incurred costs and losses, or lost earnings, resulting from a loss;
•the risk of increased costs for insurance premiums or less favorable coverage;
•demand for our services and products in the proximity of our facilities;
•risks associated with our ability to hedge against commodity price risks or interest rate risks;
•a breach of information security, including a cybersecurity attack, or failure of one or more key information technology or operational systems;
•exposure to construction risk and supply risks if adequate natural gas, NGL, Refined Products and crude oil supply is unavailable upon completion of facilities;
•the accuracy of estimates of hydrocarbon reserves, which could result in lower than anticipated volumes;
•our lack of ownership over all of the land on which our property is located and certain of our facilities and equipment;
•the impact of changes in estimation, type of commodity and other factors on our measurement adjustments;
•excess capacity on our pipelines, processing, fractionation, terminal and storage assets;
•risks associated with the period of time our assets have been in service;
•our partial reliance on cash distributions from our unconsolidated affiliates on our operating cash flows;
•our ability to cause our joint ventures to take or not take certain actions unless some or all of our joint-venture participants agree;
•our reliance on others to operate certain joint-venture assets and to provide other services;
•increased regulation of exploration and production activities, including hydraulic fracturing, well setbacks and disposal of wastewater;
•impacts of regulatory oversight and potential penalties on our business;
•risks associated with the rate regulation, challenges or changes, which may reduce the amount of cash we generate;
•the impact of our gas liquids blending activities, which subject us to federal regulations that govern renewable fuel requirements in the U.S.;
•incurrence of significant costs to comply with the regulation of GHG emissions;
•the impact of federal and state laws and regulations relating to the protection of the environment, public health and safety on our operations, as well as increased litigation and activism challenging oil and gas development as well as changes to and/or increased penalties from the enforcement of laws, regulations and policies;
•the impact of unforeseen changes in interest rates, debt and equity markets and other external factors over which we have no control;
•actions by rating agencies concerning our credit;
•our indebtedness and guarantee obligations could cause adverse consequences, including making us vulnerable to general adverse economic and industry conditions, limiting our ability to borrow additional funds and placing us at competitive disadvantages compared with our competitors that have less debt;
•an event of default may require us to offer to repurchase certain of our or ONEOK Partners’ senior notes or may impair our ability to access capital;
•the right to receive payments on our outstanding debt securities and subsidiary guarantees is unsecured and effectively subordinated to any future secured indebtedness and any existing and future indebtedness of our subsidiaries that do not guarantee the senior notes;
•use by a court of fraudulent conveyance to avoid or subordinate the cross guarantees of our or ONEOK Partners’ indebtedness;
•the risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;
•risks related to the Magellan Acquisition, including the risk that we may not realize the anticipated benefits of the Magellan Acquisition or successfully integrate the two companies;
•our ability to pay dividends;
•our exposure to the credit risk of our customers or counterparties;
•a shortage of skilled labor;
•misconduct or other improper activities engaged in by our employees;
•the impact of potential impairment charges;
•the impact of the changing cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees;
•our ability to maintain an effective system of internal controls; and
•the risk factors listed in the reports we have filed and may file with the SEC.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2023, in Part II, Item 7A in our Annual Report.
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
January 1 - January 31, 2024	—	$—	—	$2,000
February 1 - February 29, 2024	—	$—	—	$2,000
March 1 - March 31, 2024	—	$—	—	$2,000
Total	—		—
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases, or on January 1, 2029, whichever occurs first.

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

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed, February 24, 2023 (File No. 1-13643)).

10.1	Form of 2024 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.24 to ONEOK, Inc’s Annual Report on Form 10-K, filed February 27, 2024 (File No. 1-13643)).

10.2	Form of 2024 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.25 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 27, 2024 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Balance Sheets at March 31, 2024, and December 31, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 1, 2024	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)