Form 10-Q
period 2024-06-30
ONEOK INC /NEW/
filed 2024-08-06
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024.
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

On July 29, 2024, the Company had 584,073,924 shares of common stock outstanding.

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

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website or posted on our social media accounts, including any corresponding applications, are not incorporated by reference into this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,994	$3,371	$7,922	$7,527
Services	900	361	1,753	726
Total revenues (Note K)	4,894	3,732	9,675	8,253
Cost of sales and fuel (exclusive of items shown separately below)	2,891	2,482	5,788	5,829
Operations and maintenance	490	296	976	535
Depreciation and amortization	262	170	516	332
General taxes	83	47	169	104
Other operating income, net (Note C)	(61)	—	(67)	(781)
Operating income	1,229	737	2,293	2,234
Equity in net earnings from investments (Note I)	88	43	164	83
Other income, net	4	13	11	21
Interest expense (net of capitalized interest of $16, $6, $28 and $24, respectively)	(298)	(180)	(598)	(346)
Income before income taxes	1,023	613	1,870	1,992
Income taxes	(243)	(145)	(451)	(475)
Net income	780	468	1,419	1,517
Less: Preferred stock dividends	—	—	—	—
Net income available to common shareholders	$780	$468	$1,419	$1,517

Basic EPS (Note H)	$1.33	$1.04	$2.43	$3.38

Diluted EPS (Note H)	$1.33	$1.04	$2.42	$3.38
Average shares (millions)
Basic	584.6	448.3	584.4	448.2
Diluted	585.8	449.0	585.7	449.0
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
	(Millions of dollars)
Net income	$780	$468	$1,419	$1,517
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(3), $(15), $19 and $(22), respectively	11	51	(64)	74
Derivative amounts reclassified to net income, net of tax of $(3), $7, $3 and $10, respectively	13	(25)	(8)	(37)
Changes in benefit plan obligations and other, net of tax of $—, $—, $— and $1, respectively	(4)	(2)	(3)	(4)
Total other comprehensive income (loss), net of tax	20	24	(75)	33
Comprehensive income	$800	$492	$1,344	$1,550
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2024	2023
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$36	$338
Accounts receivable, net	1,330	1,705
Materials and supplies	153	148
Inventories	671	639
Commodity imbalances	15	26
Other current assets	270	252
Total current assets	2,475	3,108
Property, plant and equipment
Property, plant and equipment	39,627	38,454
Accumulated depreciation and amortization	6,212	5,757
Net property, plant and equipment	33,415	32,697
Other assets
Investments in unconsolidated affiliates	1,937	1,874
Goodwill	5,112	4,952
Intangible assets, net	1,297	1,316
Other assets	299	319
Total other assets	8,645	8,461
Total assets	$44,535	$44,266
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note F)	$1,354	$484
Short-term borrowings (Note F)	180	—
Accounts payable	1,271	1,564
Commodity imbalances	267	244
Accrued taxes	165	215
Accrued interest	355	381
Other current liabilities	387	564
Total current liabilities	3,979	3,452
Long-term debt, excluding current maturities	20,339	21,183
Deferred credits and other liabilities
Deferred income taxes	2,956	2,594
Other deferred credits	552	553
Total deferred credits and other liabilities	3,508	3,147
Commitments and contingencies (Note J)
Equity (Note G)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at June 30, 2024, and December 31, 2023	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 584,060,910 shares at June 30, 2024; issued 609,713,834 shares and outstanding 583,093,100 shares at December 31, 2023	6	6
Paid-in capital	16,338	16,320
Accumulated other comprehensive loss	(108)	(33)
Retained earnings	1,126	868
Treasury stock, at cost: 25,652,924 shares at June 30, 2024, and 26,620,734 shares at December 31, 2023	(653)	(677)
Total equity	16,709	16,484
Total liabilities and equity	$44,535	$44,266
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2024	2023
	(Millions of dollars)
Operating activities
Net income	$1,419	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516	332
Equity in net earnings from investments	(164)	(83)
Distributions received from unconsolidated affiliates	167	86
Deferred income taxes	385	419
Medford settlement gain	—	(779)
Medford settlement proceeds	—	502
Other, net	2	43
Changes in assets and liabilities:
Accounts receivable	384	456
Inventories, net of commodity imbalances	6	40
Accounts payable	(258)	(443)
Risk-management assets and liabilities	(93)	47
Other assets and liabilities, net	(338)	(144)
Cash provided by operating activities	2,026	1,993
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(991)	(594)
Cash paid for acquisitions, net of cash received	(357)	—
Purchases of and contributions to unconsolidated affiliates	(98)	(108)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	31	16
Medford settlement proceeds	—	328
Other, net	81	5
Cash used in investing activities	(1,334)	(353)
Financing activities
Dividends paid	(1,156)	(855)
Short-term borrowings, net	180	—
Issuance of long-term debt, net of discounts	—	60
Repayment of long-term debt	—	(940)
Other, net	(18)	(19)
Cash used in financing activities	(994)	(1,754)
Change in cash and cash equivalents	(302)	(114)
Cash and cash equivalents at beginning of period	338	220
Cash and cash equivalents at end of period	$36	$106
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2024	20,000	609,713,834	$—	$6	$16,320
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(8)
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	(9)
March 31, 2024	20,000	609,713,834	—	6	16,303
Net Income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	18
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	17
June 30, 2024	20,000	609,713,834	$—	$6	$16,338

(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
January 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	—	5	7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	10
June 30, 2023	20,000	474,916,234	$—	$5	$7,270

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2024	$(33)	$868	$(677)	$16,484
Net income	—	639	—	639
Other comprehensive loss	(95)	—	—	(95)
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	14	6
Common stock dividends - $0.99 per share (Note G)	—	(579)	—	(579)
Other, net	—	(1)	—	(10)
March 31, 2024	(128)	927	(663)	16,445
Net income	—	780	—	780
Other comprehensive income	20	—	—	20
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	10	28
Common stock dividends - $0.99 per share (Note G)	—	(580)	—	(580)
Other, net	—	(1)	—	16
June 30, 2024	$(108)	$1,126	$(653)	$16,709

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income	9	—	—	9
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	(99)	672	(699)	7,132
Net income	—	468	—	468
Other comprehensive income	24	—	—	24
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	6	13
Common stock dividends - $0.955 per share	—	(429)	—	(429)
Other, net	—	—	—	10
June 30, 2023	$(75)	$711	$(693)	$7,218
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

B.    ACQUISITIONS

Gulf Coast NGL Pipelines Acquisition - In June 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment includes approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil. A portion of the Easton assets are already connected to our Mont Belvieu assets. We expect to add connections to our Houston-based assets beginning in mid-2025 through the end of 2025.

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

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. During the six months ended June 30, 2024, we recorded adjustments to the preliminary purchase price allocation that resulted in an increase to goodwill of $160 million due to additional information received during the measurement period. The adjustment is due primarily to a decrease in property, plant and equipment of $100 million, and an increase to certain contingencies that existed as of the acquisition date.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	June 30, 2024
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$20	$51	$—	$71	$(71)	$—
Total derivative assets	$20	$51	$—	$71	$(71)	$—
Derivative liabilities
Commodity contracts	$(23)	$(72)	$—	$(95)	$95	$—
Total derivative liabilities	$(23)	$(72)	$—	$(95)	$95	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2024, we held no cash and posted cash of $65 million with various counterparties, including $24 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $41 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $20.8 billion and $21.4 billion at June 30, 2024, and December 31, 2023, respectively. The book value of our consolidated long-term debt, including current maturities, was $21.7 billion at June 30, 2024, and December 31, 2023. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.    RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-management Activities - We are sensitive to changes in the prices of natural gas, NGLs, Refined Products and crude oil, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, NGLs, Refined Products, condensate and crude oil purchases and sales; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. Additionally, we may use physical-forward purchases and financial derivatives to reduce commodity price risk associated with power and natural gas used to operate our facilities. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At both June 30, 2024, and December 31, 2023, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		June 30, 2024		December 31, 2023
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)(b)	Other current assets	$63	$(85)	$163	$(78)
Total derivatives designated as hedging instruments		63	(85)	163	(78)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	8	(10)	14	(6)
Total derivatives not designated as hedging instruments		8	(10)	14	(6)
Total derivatives		$71	$(95)	$177	$(84)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At June 30, 2024, our derivative net liability positions under master-netting arrangements for financial commodity contracts were fully offset by cash collateral of $24 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		June 30, 2024	December 31, 2023
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	(25.3)	(16.0)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(11.1)	(14.5)
- Power (GWh)	Futures and swaps	66.2	22.1
Basis
- Natural gas (Bcf)	Futures and swaps	(24.2)	(16.0)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(1.0)	0.1
Basis
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products, and crude oil (MMBbl)	Futures and swaps	—	(0.1)
Cash Flow Hedges - During the three and six months ended June 30, 2024 and 2023, we had no material changes in other comprehensive income related to our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

F.    DEBT

Current Maturities - At June 30, 2024, our current maturities of long-term debt consist of the following:

(Millions of dollars)
$500 at 2.75% due September 2024	$484
$250 at 3.2% due March 2025	250
$500 at 4.9% due March 2025	500
Guardian $120 term loan, rate of 6.57% as of June 30, 2024, due June 2025	120
Current maturities of long-term debt	$1,354

Commercial Paper Program - At June 30, 2024, we had $180 million of commercial paper outstanding, bearing a weighted-average interest rate of 5.49%. At December 31, 2023, we had no commercial paper outstanding.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of any acquired business. In May 2024, we entered into an amendment to our $2.5 Billion Credit Agreement that extended the maturity date by one year, from June 2027 to June 2028. All other terms and conditions of our $2.5 Billion Credit Agreement remain unchanged. In June 2024, we completed the acquisition of a system of NGL pipelines, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1 until the quarter ended March 31, 2025, when it will decrease to 5.0 to 1. As of June 30, 2024, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 3.9 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

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

G.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February and May 2024 were 99 cents per share. A common stock dividend of 99 cents per share was declared for shareholders of record at the close of business on August 1, 2024, payable August 14, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock when, and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February and May 2024. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable August 14, 2024.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$780	584.6	$1.33
Diluted EPS
Effect of dilutive securities	—	1.2
Net income available for common stock and common stock equivalents	$780	585.8	$1.33

	Three Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$468	448.3	$1.04
Diluted EPS
Effect of dilutive securities	—	0.7
Net income available for common stock and common stock equivalents	$468	449.0	$1.04

	Six Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,419	584.4	$2.43
Diluted EPS
Effect of dilutive securities	—	1.3
Net income available for common stock and common stock equivalents	$1,419	585.7	$2.42

	Six Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,517	448.2	$3.38
Diluted EPS
Effect of dilutive securities	—	0.8
Net income available for common stock and common stock equivalents	$1,517	449.0	$3.38

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Millions of dollars)
Northern Border	$22	$14	$47	$38
Overland Pass	23	13	38	22
Saddlehorn	13	—	23	—
Roadrunner	10	15	21	22
BridgeTex	11	—	18	—
MVP	3	—	7	—
Other	6	1	10	1
Equity in net earnings from investments	$88	$43	$164	$83

In March 2024, we purchased an additional 10% interest in Saddlehorn, resulting in a 40% ownership interest.

We incurred expenses in transactions with unconsolidated affiliates of $56 million and $27 million for the three months ended June 30, 2024 and 2023, respectively, and $95 million and $55 million for the six months ended June 30, 2024 and 2023, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

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

Legal Proceedings - Corpus Christi Terminal Personal Injury Proceeding - Ismael Garcia, Andrew Ramirez and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor and working at a Magellan facility. These individuals were injured, one fatally, as a result of a fire that occurred on December 5, 2020, while they were cleaning a tank at our Corpus Christi terminal. During the first quarter of 2024, we reached settlement with all remaining claimants. In the second quarter of 2024, all settlement payments were made to claimants, and were fully offset by insurance proceeds received.

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

K.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and the end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. Our contract liabilities at the beginning and end of the period relate primarily to deferred revenue on Refined Products and crude transportation contracts, NGL storage contracts and contributions in aid of construction received from customers. The following table sets forth the balances in contract liabilities for the periods indicated:

Contract Liabilities	(Millions of dollars)
Balance at December 31, 2023 (a)	$150
Revenue recognized included in beginning balance	(114)
Net additions	123
Balance at June 30, 2024 (b)	$159
(a) - Contract liabilities of $104 million and $46 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $119 million and $40 million are included in the other current liabilities and other deferred credits, respectively in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2024, relate to customer receivables. Excluding the insurance receivable related to the legal proceeding described in Note O of the Notes to Consolidated Financial Statements in our Annual Report, substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2023, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2024, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 30 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2024	$650
2025	1,120
2026	940
2027	835
2028 and beyond	2,462
Total	$6,007

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$641	$3,344	$—	$492	$4,477
Residue natural gas sales	169	—	—	—	169
Gathering, processing and exchange services revenue	31	139	—	—	170
Transportation and storage revenue	—	43	163	498	704
Other	5	4	—	24	33
Total revenues (a)	846	3,530	163	1,014	5,553
Cost of sales and fuel (exclusive of depreciation and operating costs)	(421)	(2,748)	(2)	(380)	(3,551)
Operating costs	(119)	(181)	(52)	(216)	(568)
Adjusted EBITDA from unconsolidated affiliates	1	27	41	41	110
Noncash compensation expense	5	7	2	7	21
Other	59	—	—	1	60
Segment adjusted EBITDA	$371	$635	$152	$467	$1,625
Depreciation and amortization	$(74)	$(86)	$(18)	$(81)	$(259)
Equity in net earnings from investments	$—	$24	$32	$32	$88
Capital expenditures	$101	$285	$52	$33	$471
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $632 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended June 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,477	$(652)	$3,825
Residue natural gas sales	169	—	169
Gathering, processing and exchange services revenue	170	—	170
Transportation and storage revenue	704	(5)	699
Other	33	(2)	31
Total revenues (a)	$5,553	$(659)	$4,894
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,551)	$660	$(2,891)
Operating costs	$(568)	$(5)	$(573)
Depreciation and amortization	$(259)	$(3)	$(262)
Equity in net earnings from investments	$88	$—	$88
Capital expenditures	$471	$8	$479
(a) - Substantially all of our revenues relate to contracts with customers.

Three Months Ended June 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$550	$3,120	$—	$3,670
Residue natural gas sales	219	—	—	219
Gathering, processing and exchange services revenue	35	133	—	168
Transportation and storage revenue	—	45	146	191
Other	5	2	—	7
Total revenues (a)	809	3,300	146	4,255
Cost of sales and fuel (exclusive of depreciation and operating costs)	(385)	(2,627)	(1)	(3,013)
Operating costs	(115)	(161)	(49)	(325)
Adjusted EBITDA from unconsolidated affiliates (b)	1	16	36	53
Noncash compensation expense and other	3	5	1	9
Segment adjusted EBITDA (b)	$313	$533	$133	$979
Depreciation and amortization	$(67)	$(85)	$(16)	$(168)
Equity in net earnings from investments	$1	$13	$29	$43
Capital expenditures	$84	$169	$39	$292
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $521 million and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $10 million of adjusted EBITDA for the three months ended June 30, 2023.

Three Months Ended June 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$3,670	$(521)	$3,149
Residue natural gas sales	219	—	219
Gathering, processing and exchange services revenue	168	—	168
Transportation and storage revenue	191	(2)	189
Other	7	—	7
Total revenues (a)	$4,255	$(523)	$3,732
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,013)	$531	$(2,482)
Operating costs	$(325)	$(18)	$(343)
Depreciation and amortization	$(168)	$(2)	$(170)
Equity in net earnings from investments	$43	$—	$43
Capital expenditures	$292	$13	$305
(a) - Substantially all of our revenues relate to contracts with customers.

Six Months Ended June 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,264	$6,608	$—	$843	$8,715
Residue natural gas sales	513	—	28	—	541
Gathering, processing and exchange services revenue	66	261	—	—	327
Transportation and storage revenue	—	91	320	964	1,375
Other	13	6	—	51	70
Total revenues (a)	1,856	6,966	348	1,858	11,028
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,015)	(5,446)	(17)	(665)	(7,143)
Operating costs	(236)	(362)	(105)	(433)	(1,136)
Adjusted EBITDA from unconsolidated affiliates	3	44	88	76	211
Noncash compensation expense	9	15	4	14	42
Other	60	6	(1)	(2)	63
Segment adjusted EBITDA	$677	$1,223	$317	$848	$3,065
Depreciation and amortization	$(144)	$(171)	$(36)	$(161)	$(512)
Equity in net earnings from investments	$2	$39	$68	$55	$164
Investments in unconsolidated affiliates	$30	$418	$518	$967	$1,933
Total assets	$7,096	$15,735	$2,667	$18,963	$44,461
Capital expenditures	$217	$538	$131	$75	$961
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.3 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Six Months Ended June 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$8,715	$(1,334)	$7,381
Residue natural gas sales	541	—	541
Gathering, processing and exchange services revenue	327	—	327
Transportation and storage revenue	1,375	(12)	1,363
Other	70	(7)	63
Total revenues (a)	$11,028	$(1,353)	$9,675
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,143)	$1,355	$(5,788)
Operating costs	$(1,136)	$(9)	$(1,145)
Depreciation and amortization	$(512)	$(4)	$(516)
Equity in net earnings from investments	$164	$—	$164
Investments in unconsolidated affiliates	$1,933	$4	$1,937
Total assets	$44,461	$74	$44,535
Capital expenditures	$961	$30	$991
(a) - Substantially all of our revenues relate to contracts with customers.

Six Months Ended June 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,194	$6,671	$—	$7,865
Residue natural gas sales	787	—	25	812
Gathering, processing and exchange services revenue	73	264	—	337
Transportation and storage revenue	—	95	291	386
Other	13	5	1	19
Total revenues (a)	2,067	7,035	317	9,419
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,260)	(5,722)	(15)	(6,997)
Operating costs	(220)	(313)	(94)	(627)
Adjusted EBITDA from unconsolidated affiliates (b)	2	27	80	109
Noncash compensation expense	8	13	3	24
Other	1	776	—	777
Segment adjusted EBITDA (b)	$598	$1,816	$291	$2,705
Depreciation and amortization	$(134)	$(163)	$(33)	$(330)
Equity in net earnings from investments	$1	$22	$60	$83
Investments in unconsolidated affiliates	$27	$414	$443	$884
Total assets	$6,854	$14,346	$2,384	$23,584
Capital expenditures	$182	$306	$85	$573
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.2 billion and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $26 million of adjusted EBITDA for the six months ended June 30, 2023.

Six Months Ended June 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$7,865	$(1,155)	$6,710
Residue natural gas sales	812	—	812
Gathering, processing and exchange services revenue	337	—	337
Transportation and storage revenue	386	(4)	382
Other	19	(7)	12
Total revenues (a)	$9,419	$(1,166)	$8,253
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,997)	$1,168	$(5,829)
Operating costs	$(627)	$(12)	$(639)
Depreciation and amortization	$(330)	$(2)	$(332)
Equity in net earnings from investments	$83	$—	$83
Investments in unconsolidated affiliates	$884	$1	$885
Total assets	$23,584	$454	$24,038
Capital expenditures	$573	$21	$594
(a) - Substantially all of our revenues relate to contracts with customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$780	$468	$1,419	$1,517
Interest expense, net of capitalized interest	298	180	598	346
Depreciation and amortization	262	170	516	332
Income taxes	243	145	451	475
Adjusted EBITDA from unconsolidated affiliates (b)	110	53	211	109
Equity in net earnings from investments (b)	(88)	(43)	(164)	(83)
Noncash compensation expense and other	19	8	34	18
Other corporate costs	1	(2)	—	(9)
Total segment adjusted EBITDA (a)(b)	$1,625	$979	$3,065	$2,705
(a) - The six months ended June 30, 2023, includes $702 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $77 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $10 million and $26 million of adjusted EBITDA for the three and six months ended June 30, 2023, respectively.

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

Gulf Coast NGL Pipelines Acquisition - In June 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment includes approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil. A portion of the Easton assets are already connected to our Mont Belvieu assets. We expect to add connections to our Houston-based assets beginning in mid-2025 through the end of 2025.

Market Conditions and Business Update - Earnings increased in the second quarter of 2024, compared with the second quarter of 2023, due primarily to higher NGL and natural gas processing volumes in the Rocky Mountain region, increased transportation services in the Natural Gas Pipelines segment and contributions from the Refined Products and Crude segment. With the addition of our Refined Products and Crude segment due to the Magellan Acquisition, our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be more than 85% fee-based in 2024.

Ethane Economics - Price differentials between ethane and natural gas can cause natural gas processors to recover ethane or leave it in the natural gas stream, known as ethane rejection. As a result of these ethane economics, ethane volumes on our system can fluctuate. Ethane volumes under long-term contracts delivered to our NGL system during the second quarter of 2024 remained relatively unchanged compared with the second quarter of 2023. We estimate that there are approximately 250 MBbl/d of discretionary ethane, consisting of approximately 150 MBbl/d in the Rocky Mountain region and approximately 100 MBbl/d in the Mid-Continent region, which could be recovered and transported on our system.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Liquids		(In millions)
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	Year-End 2024 (b)
West Texas NGL pipeline expansion	Increase capacity via pipeline looping in the Permian Basin	$520	Year-End 2024 (b)
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	First Quarter 2025
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC.
(b) - This project originally had an estimated completion of first quarter 2025.

In July 2024, we announced plans to expand our Refined Products pipeline capacity, connecting Mid-Continent and Gulf Coast supply with the greater Denver area, to meet growing demand and increase connectivity with the Denver International Airport (DIA). The project includes construction of a new 230-mile, 16-inch diameter pipeline from Scott City, Kansas, to DIA and the addition or upgrading of certain pump stations along the existing Refined Products pipeline system. Total system capacity will increase by 35 MBbl/d and will have additional expansion capabilities. This project is fully subscribed under long-term contracts.

At the end of the first quarter of 2024, we completed the expansion of our Refined Products pipeline to El Paso, Texas. This expansion connects more supply to growing markets in Texas, New Mexico, Arizona and Mexico.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, operating cash flows and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of July 29, 2024, no shares have been repurchased under the program.

Dividends - In February and May 2024, we paid a quarterly common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of 99 cents per share in July 2024. The quarterly common stock dividend will be paid August 14, 2024, to shareholders of record at the close of business on August 1, 2024.

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

Non-GAAP Financial Measures - Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense and certain other noncash items. Following the Magellan Acquisition, we performed a review of our calculation methodology of adjusted EBITDA and, beginning in 2023, we updated our calculation to include the adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest, depreciation, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$3,994	$3,371	$7,922	$7,527	623	395
Services	900	361	1,753	726	539	1,027
Total revenues	4,894	3,732	9,675	8,253	1,162	1,422
Cost of sales and fuel (exclusive of items shown separately below)	2,891	2,482	5,788	5,829	409	(41)
Operating costs	573	343	1,145	639	230	506
Depreciation and amortization	262	170	516	332	92	184
Other operating income, net	(61)	—	(67)	(781)	61	(714)
Operating income	$1,229	$737	$2,293	$2,234	492	59
Equity in net earnings from investments	$88	$43	$164	$83	45	81
Interest expense, net of capitalized interest	$(298)	$(180)	$(598)	$(346)	118	252
Net income	$780	$468	$1,419	$1,517	312	(98)
Diluted EPS	$1.33	$1.04	$2.42	$3.38	0.29	(0.96)
Adjusted EBITDA (a)	$1,624	$981	$3,065	$2,714	643	351
Capital expenditures	$479	$305	$991	$594	174	397
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $10 million and $26 million of adjusted EBITDA for the three and six months ended June 30, 2023, respectively.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $492 million for the three months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $51 million due primarily to the sale of certain Kansas assets and higher volumes in the Rocky Mountain region, offset partially by lower realized NGL and natural gas prices, net of hedging;
•Natural Gas Liquids - an increase of $88 million due primarily to higher exchange services;
•Natural Gas Pipelines - an increase of $11 million due primarily to higher transportation services; and
•Refined Products and Crude - contributed $338 million to operating income for the three months ended June 30, 2024, due to the impact of the Magellan Acquisition. We began allocating certain corporate costs to this segment in the first quarter of 2024, which reduced allocations to the other segments.

Operating income increased $59 million for the six months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $66 million due primarily to higher volumes in the Rocky Mountain region and the sale of certain Kansas assets, offset partially by lower realized NGL and natural gas prices, net of hedging, and higher operating costs; offset by
•Natural Gas Liquids - a decrease of $622 million due primarily to an insurance settlement gain in 2023 related to the Medford incident and higher operating costs, offset partially by an increase in exchange services due primarily to higher volumes in the Rocky Mountain region; offset by
•Natural Gas Pipelines - an increase of $14 million due primarily to higher transportation services, offset partially by higher operating costs; and
•Refined Products and Crude - contributed $600 million to operating income for the six months ended June 30, 2024, due to the impact of the Magellan Acquisition. We began allocating certain corporate costs to this segment in the first quarter of 2024, which reduced allocations to the other segments.

Net income and diluted EPS increased for the three months ended June 30, 2024, compared with the same period in 2023, due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher interest expense from higher debt balances resulting from the Magellan Acquisition.

Net income and diluted EPS decreased for the six months ended June 30, 2024, compared with the same period in 2023, due primarily to the impact of the Medford incident in 2023 and higher interest expense from higher debt balances resulting from the Magellan Acquisition, offset partially by the items discussed above and higher equity in net earnings from investments.

Capital expenditures increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to our capital projects, including our MB-6 fractionator and NGL pipeline expansion projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$641	$550	$1,264	$1,194	91	70
Residue natural gas sales	169	219	513	787	(50)	(274)
Gathering, compression, dehydration and processing fees and other revenue	36	40	79	86	(4)	(7)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(421)	(385)	(1,015)	(1,260)	36	(245)
Operating costs, excluding noncash compensation adjustments	(114)	(111)	(227)	(212)	3	15
Adjusted EBITDA from unconsolidated affiliates (a)	1	1	3	2	—	1
Other	59	(1)	60	1	60	59
Adjusted EBITDA (a)	$371	$313	$677	$598	58	79
Capital expenditures	$101	$84	$217	$182	17	35
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. As a result of this change, adjusted EBITDA for the three and six months ended June 30, 2023, remained relatively unchanged.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $58 million for the three months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $53 million from the sale of certain Kansas assets; and
•an increase of $38 million from higher volumes due primarily to increased production in the Rocky Mountain region; offset by
•a decrease of $29 million due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher realized condensate prices, net of hedging.

Adjusted EBITDA increased $79 million for the six months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $64 million from higher volumes due primarily to increased production in the Rocky Mountain region; and
•an increase of $53 million from the sale of certain Kansas assets; offset by
•a decrease of $22 million due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher realized condensate prices, net of hedging, and higher average fee rates; and

•an increase of $15 million in operating costs due primarily to higher outside services and employee-related costs due primarily to the growth of our operations, and higher property insurance premiums.

Capital expenditures increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to our routine capital projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2024	2023	2024	2023
Natural gas processed (BBtu/d) (b)	3,102	2,922	2,998	2,858
Average fee rate ($/MMBtu)	$1.22	$1.20	$1.22	$1.17
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to increased production in the Rocky Mountain region.

Our average fee rate increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to inflation-based escalators in our contracts.

Commodity Price Risk - Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. We have hedged approximately 70% of our forecasted equity volumes for our Natural Gas Gathering and Processing segment in 2024.

Natural Gas Liquids

During the six months ended June 30, 2024, two third-party natural gas processing plants connected to our system were expanded, one in the Permian Basin and one in the Mid-Continent region.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,344	$3,120	$6,608	$6,671	224	(63)
Exchange service and other revenues	143	135	267	269	8	(2)
Transportation and storage revenues	43	45	91	95	(2)	(4)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,748)	(2,627)	(5,446)	(5,722)	121	(276)
Operating costs, excluding noncash compensation adjustments	(174)	(154)	(347)	(300)	20	47
Adjusted EBITDA from unconsolidated affiliates (a)	27	16	44	27	11	17
Other	—	(2)	6	776	2	(770)
Adjusted EBITDA (a)	$635	$533	$1,223	$1,816	102	(593)
Capital expenditures	$285	$169	$538	$306	116	232
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $3 million and $5 million of adjusted EBITDA for the three and six months ended June 30, 2023, respectively.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $102 million for the three months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•an increase of $89 million in exchange services due primarily to higher volumes in the Rocky Mountain region, higher average fee rates, and lower inventory of unfractionated NGLs, offset partially by higher transportation costs;
•an increase of $14 million related to the Medford incident due to lower third-party fractionation costs in the current quarter; and
•an increase of $11 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline; offset by
•an increase of $20 million in operating costs due primarily to higher outside services and higher property taxes due to the growth of our operations.

Adjusted EBITDA decreased $593 million for the six months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•a decrease of $734 million related to the Medford incident, due primarily to an insurance settlement gain in 2023 of $779 million, offset partially by $45 million of lower third-party fractionation costs in the current year; and
•an increase of $47 million in operating costs due primarily to planned asset maintenance and higher property insurance premiums; offset by
•an increase of $164 million in exchange services due primarily to higher volumes in the Rocky Mountain region, higher average fee rates, and lower inventory of unfractionated NGLs, offset partially by higher transportation costs; and
•an increase of $17 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline.

Capital expenditures increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to capital projects, which includes our MB-6 fractionator and pipeline expansion projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2024	2023	2024	2023
Raw feed throughput (MBbl/d) (a)	1,365	1,399	1,303	1,328
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.03	$0.02	$0.03
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

While earnings increased, volumes decreased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to low-margin, short-term fractionation contracts in the prior year and a contract expiration, offset partially by increased production in the Rocky Mountain region at higher fee rates.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$122	$102	$241	$209	20	32
Storage revenues	41	44	79	82	(3)	(3)
Residue natural gas sales and other revenues	—	—	28	26	—	2
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2)	(1)	(17)	(15)	1	2
Operating costs, excluding noncash compensation adjustments	(50)	(48)	(101)	(91)	2	10
Adjusted EBITDA from unconsolidated affiliates (a)	41	36	88	80	5	8
Other	—	—	(1)	—	—	(1)
Adjusted EBITDA (a)	$152	$133	$317	$291	19	26
Capital expenditures	$52	$39	$131	$85	13	46
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $7 million and $20 million of adjusted EBITDA for the three and six months ended June 30, 2023, respectively.

Adjusted EBITDA increased $19 million for the three months ended June 30, 2024, compared with the same period in 2023, due primarily to an increase of $20 million in transportation services due primarily to higher firm and interruptible rates.
Adjusted EBITDA increased $26 million for the six months ended June 30, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $32 million in transportation services due primarily to higher firm and interruptible rates; offset by
•an increase of $10 million in operating costs due primarily to planned asset maintenance and employee-related costs.
Capital expenditures increased for the three and six months ended June 30, 2024, compared with the same periods in 2023, due primarily to our project to reactivate previously idled storage in Texas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2024	2023	2024	2023
Natural gas transportation capacity contracted (MDth/d)	7,991	7,656	8,039	7,675
Transportation capacity contracted	96%	95%	96%	95%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, due primarily to the completion of expansion projects on our assets.

In July 2023, Viking filed a proposed increase in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2024, Viking reached a settlement in principle with the participants in the Section 4 rate case, which, if approved by the FERC, will result in an increase in rates for Viking. We do not expect the increase in rates to impact materially our results of operations.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Financial Results	2024	2024
	(Millions of dollars)
Product sales	$492	$843
Transportation revenues	360	700
Storage, terminals and other revenues	162	315
Cost of sales and fuel (exclusive of depreciation and operating costs)	(380)	(665)
Operating costs, excluding noncash compensation adjustments	(209)	(419)
Adjusted EBITDA from unconsolidated affiliates	41	76
Other	1	(2)
Adjusted EBITDA	$467	$848
Capital expenditures	$33	$75

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Operating Information (a)	2024	2024
Refined Products volume shipped (MBbl/d)	1,536	1,473
Crude oil volume shipped (MBbl/d)	731	739
(a) - Includes volumes for consolidated entities only.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$780	$468	$1,419	$1,517
Interest expense, net of capitalized interest	298	180	598	346
Depreciation and amortization	262	170	516	332
Income taxes	243	145	451	475
Adjusted EBITDA from unconsolidated affiliates (b)	110	53	211	109
Equity in net earnings from investments (b)	(88)	(43)	(164)	(83)
Noncash compensation expense and other	19	8	34	18
Adjusted EBITDA (a)(b)	$1,624	$981	$3,065	$2,714
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$371	$313	$677	$598
Natural Gas Liquids (a)	635	533	1,223	1,816
Natural Gas Pipelines	152	133	317	291
Refined Products and Crude	467	—	848	—
Other	(1)	2	—	9
Adjusted EBITDA (a)(b)	$1,624	$981	$3,065	$2,714
(a) - The six months ended June 30, 2023, includes $702 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $77 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $10 million and $26 million of adjusted EBITDA for the three and six months ended June 30, 2023, respectively.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, acquisitions, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2028, and access to $1.0 billion available through our “at-the-market” equity program. As of July 29, 2024, no shares have been issued through our “at-the-market” equity program.

Cash Management - At June 30, 2024, we had $36 million of cash and cash equivalents. We use a centralized cash management program that concentrates the cash assets of our nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of June 30, 2024, we had no borrowings under our $2.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of June 30, 2024, we had a working capital (defined as current assets less current liabilities) deficit of $1.5 billion, due primarily to current maturities of long-term debt and short-term borrowings. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

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

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, operating cash flows and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on January 1, 2029, whichever occurs first. As of July 29, 2024, no shares have been repurchased under the program.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, excluding AFUDC, were $991 million and $594 million for the six months ended June 30, 2024 and 2023, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.75-$1.95 billion in 2024.

Credit Ratings - Our long-term debt credit ratings as of July 29, 2024, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $2.5 Billion Credit Agreement could increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $2.5 Billion Credit Agreement, which expires in 2028. An adverse credit rating change alone is not a default under our $2.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February and May 2024, we paid a common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year. A common stock dividend of 99 cents per share was declared in July 2024, for the shareholders of record at the close of business on August 1, 2024, payable August 14, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February and May 2024. Dividends totaling $0.3 million were declared in July 2024, for the Series E Preferred Stock and are payable August 14, 2024.

For the six months ended June 30, 2024, our cash flows from operations exceeded dividends paid by $870 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2024 vs. 2023
	June 30,		$ Increase (Decrease) in Cash
	2024	2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,026	$1,993	$33
Investing activities	(1,334)	(353)	(981)
Financing activities	(994)	(1,754)	760
Change in cash and cash equivalents	(302)	(114)	(188)
Cash and cash equivalents at beginning of period	338	220	118
Cash and cash equivalents at end of period	$36	$106	$(70)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2024, increased $288 million compared with the same period in 2023, due primarily to the impact of the Magellan Acquisition in our Refined Products and Crude segment, as discussed in “Financial Results and Operating Information,” offset partially by insurance proceeds received from the Medford settlement in 2023.

The changes in operating assets and liabilities decreased operating cash flows $299 million for the six months ended June 30, 2024, compared with a decrease of $44 million for the same period in 2023. This change is due primarily to changes in risk management assets and liabilities, changes in accounts receivable resulting from the timing of receipt of cash from counterparties and from inventory, both of which vary from period to period and with changes in commodity prices, and changes in our legal liability as discussed in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report. These changes were offset partially by changes in accounts payable, which also vary from period to period with changes in commodity prices, and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2024, increased $981 million, compared with the same period in 2023, due primarily to an increase in both capital expenditures related to our capital projects and acquisitions in 2024, and due to insurance proceeds received from the Medford settlement in 2023.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2024, decreased $760 million, compared with the same period in 2023, due primarily to the repayment of long-term debt in 2023 and short-term borrowings in 2024, offset partially by increased dividends paid in 2024.

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
•incurrence of significant costs to comply with the regulation of greenhouse gas emissions;
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

•the impact of the changing cost of providing pension and health care benefits, including postretirement health care benefits, to eligible employees and qualified retirees;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
April 1 - April 30, 2024	—	$—	—	$2,000
May 1 - May 31, 2024	—	$—	—	$2,000
June 1 - June 30, 2024	—	$—	—	$2,000
Total	—		—
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

10.1
Extension Agreement, dated as of May 8, 2024, among ONEOK, Inc., as borrower, ONEOK Partners Intermediate Limited Partnership, ONEOK Partners, L.P. and Magellan Midstream Partners, L.P., as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, swingline lender and letter of credit issuer (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K, filed May 10, 2024 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Balance Sheets at June 30, 2024, and December 31, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 6, 2024	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)