Form 10-Q
period 2024-09-30
ONEOK INC /NEW/
filed 2024-10-30
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended Sept. 30, 2024.
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

On Oct. 21, 2024, the Company had 584,184,191 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, as amended
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended Dec. 31, 2023
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EnLink	EnLink Midstream, LLC
EnLink Controlling Interest Acquisition
The transaction completed on Oct. 15, 2024, pursuant to which ONEOK acquired (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement

EnLink Purchase Agreement	Purchase agreement of ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC, dated Aug. 28, 2024
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GIP	Global Infrastructure Partners
Guardian	Guardian Pipeline, L.L.C., a wholly owned subsidiary of ONEOK, Inc.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
GWh	Gigawatt hour
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.

Magellan Acquisition
The transaction completed on Sept. 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023

MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P.
Medallion Acquisition
The transaction contemplated by the Medallion Purchase and Sale Agreement pursuant to which ONEOK will (i) become general partner of Medallion and (ii) acquire all of the issued and outstanding limited Partner interests in Medallion

Medallion Purchase and Sale Agreement	Purchase and Sale Agreement of ONEOK, GIP III Trophy GP 2, LLC, GIP III Trophy Acquisition Partners, L.P., Medallion Management, L.P., dated Aug. 28, 2024
MMBbl	Million barrels
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, Inc.
OPIS	Oil Price Information Service
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
POP	Percent of Proceeds
Potential EnLink Transaction	The potential acquisition of the publicly held EnLink Units in a tax-free transaction, which we intend to pursue following the completion of the EnLink Controlling Interest Acquisition
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Viking	Viking Gas Transmission Company, a wholly owned subsidiary of ONEOK, Inc.
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(Unaudited)	2024	2023	2024	2023
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$4,083	$3,760	$12,005	$11,287
Services	940	429	2,693	1,155
Total revenues (Note K)	5,023	4,189	14,698	12,442
Cost of sales and fuel (exclusive of items shown separately below)	3,027	2,799	8,815	8,628
Operations and maintenance	512	308	1,481	833
Depreciation and amortization	274	177	790	509
General taxes	70	44	239	148
Transaction costs (Note B)	10	123	17	133
Other operating (income) expense, net (Note C)	2	(1)	(65)	(782)
Operating income	1,128	739	3,421	2,973
Equity in net earnings from investments (Note I)	92	49	256	132
Other income, net	17	22	28	43
Interest expense (net of capitalized interest of $19, $8, $47 and $32, respectively)	(325)	(215)	(923)	(561)
Income before income taxes	912	595	2,782	2,587
Income taxes	(219)	(141)	(670)	(616)
Net income	693	454	2,112	1,971
Less: Preferred stock dividends	1	1	1	1
Net income available to common shareholders	$692	$453	$2,111	$1,970

Basic EPS (Note H)	$1.18	$0.99	$3.61	$4.37

Diluted EPS (Note H)	$1.18	$0.99	$3.60	$4.36
Average shares (millions)
Basic	584.8	457.3	584.5	451.2
Diluted	586.7	458.2	586.1	452.1
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(Unaudited)	2024	2023	2024	2023
	(Millions of dollars)
Net income	$693	$454	$2,112	$1,971
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(10), $(3), $9 and $(25), respectively	35	12	(29)	86
Derivative amounts reclassified to net income, net of tax of $(2), $4, $1 and $14, respectively	4	(7)	(4)	(44)
Changes in benefit plan obligations and other, net of tax of $—, $(1), $— and $—, respectively	1	2	(2)	(2)
Total other comprehensive income (loss), net of tax	40	7	(35)	40
Comprehensive income	$733	$461	$2,077	$2,011
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	Sept. 30,	Dec. 31,
(Unaudited)	2024	2023
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$579	$338
Accounts receivable, net	1,252	1,705
Materials and supplies	157	148
Inventories	616	639
Commodity imbalances	14	26
Other current assets	258	252
Total current assets	2,876	3,108
Property, plant and equipment
Property, plant and equipment	40,073	38,454
Accumulated depreciation and amortization	6,460	5,757
Net property, plant and equipment	33,613	32,697
Other assets
Investments in unconsolidated affiliates	1,925	1,874
Goodwill	5,148	4,952
Intangible assets, net	1,283	1,316
Cash held for acquisitions (Notes B & F)	5,885	—
Other assets	320	319
Total other assets	14,561	8,461
Total assets	$51,050	$44,266
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note F)	$1,257	$484
Accounts payable	1,247	1,564
Commodity imbalances	234	244
Accrued taxes	216	215
Accrued interest	253	381
Other current liabilities	350	564
Total current liabilities	3,557	3,452
Long-term debt, excluding current maturities	26,880	21,183
Deferred credits and other liabilities
Deferred income taxes	3,154	2,594
Other deferred credits	572	553
Total deferred credits and other liabilities	3,726	3,147
Commitments and contingencies (Note J)
Equity (Note G)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at Sept. 30, 2024, and Dec. 31, 2023	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 584,172,823 shares at Sept. 30, 2024; issued 609,713,834 shares and outstanding 583,093,100 shares at Dec. 31, 2023	6	6
Paid-in capital	16,362	16,320
Accumulated other comprehensive loss	(68)	(33)
Retained earnings	1,237	868
Treasury stock, at cost: 25,541,011 shares at Sept. 30, 2024, and 26,620,734 shares at Dec. 31, 2023	(650)	(677)
Total equity	16,887	16,484
Total liabilities and equity	$51,050	$44,266
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	Sept. 30,
(Unaudited)	2024	2023
	(Millions of dollars)
Operating activities
Net income	$2,112	$1,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	790	509
Equity in net earnings from investments	(256)	(132)
Distributions received from unconsolidated affiliates	252	134
Deferred income taxes	570	599
Medford settlement gain	—	(779)
Medford settlement proceeds	—	502
Other, net	42	79
Changes in assets and liabilities:
Accounts receivable	461	153
Inventories, net of commodity imbalances	28	(104)
Accounts payable	(245)	38
Other assets and liabilities, net	(477)	(57)
Cash provided by operating activities	3,277	2,913
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,459)	(992)
Cash paid for acquisitions, net of cash received	(408)	(5,008)
Purchases of and contributions to unconsolidated affiliates	(102)	(111)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	55	18
Medford settlement proceeds	—	328
Other, net	82	6
Cash used in investing activities	(1,832)	(5,759)
Financing activities
Dividends paid	(1,734)	(1,283)
Issuance of long-term debt, net of discounts	6,982	5,298
Debt financing costs	(67)	(71)
Repayment of long-term debt	(484)	(1,040)
Other, net	(16)	6
Cash provided by financing activities	4,681	2,910
Change in cash and cash equivalents	6,126	64
Cash and cash equivalents at beginning of period	338	220
Cash and cash equivalents at end of period (a)	$6,464	$284
(a) - Includes cash held for acquisitions, which is included within other assets on our Consolidated Balance Sheet as of Sept. 30, 2024.

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)	Preferred Stock Issued	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital
	(Shares)		(Millions of dollars)
Jan. 1, 2024	20,000	609,713,834	$—	$6	$16,320
Net income	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	(8)
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	(9)
March 31, 2024	20,000	609,713,834	—	6	16,303
Net Income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	18
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	17
June 30, 2024	20,000	609,713,834	—	6	16,338
Net Income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends - $0.99 per share (Note G)	—	—	—	—	—
Other, net	—	—	—	—	17
Sept. 30, 2024	20,000	609,713,834	$—	$6	$16,362

Jan. 1, 2023	20,000	474,916,234	$—	$5	$7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	(3)
Common stock dividends - $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	3
March 31, 2023	20,000	474,916,234	—	5	7,253
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Common stock issued	—	—	—	—	7
Common stock dividends $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	10
June 30, 2023	20,000	474,916,234	—	5	7,270
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Preferred stock dividends - $13.75 per share	—	—	—	—	—
Magellan Acquisition consideration	—	134,797,600	—	1	9,061
Common stock issued	—	—	—	—	3
Common stock dividends $0.955 per share	—	—	—	—	—
Other, net	—	—	—	—	(19)
Sept. 30, 2023	20,000	609,713,834	$—	$6	$16,315

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
Jan. 1, 2024	$(33)	$868	$(677)	$16,484
Net income	—	639	—	639
Other comprehensive loss	(95)	—	—	(95)
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	14	6
Common stock dividends - $0.99 per share (Note G)	—	(579)	—	(579)
Other, net	—	(1)	—	(10)
March 31, 2024	(128)	927	(663)	16,445
Net income	—	780	—	780
Other comprehensive income	20	—	—	20
Preferred stock dividends - $13.75 per share (Note G)	—	—	—	—
Common stock issued	—	—	10	28
Common stock dividends - $0.99 per share (Note G)	—	(580)	—	(580)
Other, net	—	(1)	—	16
June 30, 2024	(108)	1,126	(653)	16,709
Net income	—	693	—	693
Other comprehensive income	40	—	—	40
Preferred stock dividends - $13.75 per share (Note G)	—	(1)	—	(1)
Common stock issued	—	—	3	10
Common stock dividends - $0.99 per share (Note G)	—	(578)	—	(578)
Other, net	—	(3)	—	14
Sept. 30, 2024	$(68)	$1,237	$(650)	$16,887

Jan 1, 2023	$(108)	$50	$(706)	$6,494
Net income	—	1,049	—	1,049
Other comprehensive income	9	—	—	9
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	7	4
Common stock dividends - $0.955 per share	—	(427)	—	(427)
Other, net	—	—	—	3
March 31, 2023	(99)	672	(699)	7,132
Net income	—	468	—	468
Other comprehensive income	24	—	—	24
Preferred stock dividends - $13.75 per share	—	—	—	—
Common stock issued	—	—	6	13
Common stock dividends - $0.955 per share	—	(429)	—	(429)
Other, net	—	—	—	10
June 30, 2023	(75)	711	(693)	7,218
Net income	—	454	—	454
Other comprehensive income	7	—	—	7
Preferred stock dividends - $13.75 per share	—	(1)	—	(1)
Magellan Acquisition consideration	—	—	—	9,062
Common stock issued	—	—	2	5
Common stock dividends - $0.955 per share	—	(427)	—	(427)
Other, net	—	—	—	(19)
Sept. 30, 2023	$(68)	$737	$(691)	$16,299
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2024, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines, Natural Gas Liquids and Refined Products and Crude reporting units were not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. Except as discussed below, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us during the quarter.

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

B.    ACQUISITIONS

EnLink Controlling Interest Acquisition - On Aug. 28, 2024, we entered into the EnLink Purchase Agreement with GIP to acquire GIP’s interest in EnLink consisting of 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of approximately $3.3 billion.

Subsequent event - On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition, and through our 100% ownership of the managing member of EnLink, we have obtained control of EnLink. We funded this acquisition with an underwritten public offering of senior notes. For additional information on our long-term debt, see Note F.

EnLink’s operations are principally composed of providing midstream services relating to natural gas, NGLs and crude oil. The assets of EnLink include approximately 13,600 miles of pipeline, 25 natural gas processing plants, with approximately 5.9 Bcf/d of processing capacity, seven fractionators with approximately 316 MBbl/d of fractionation capacity, barge and rail terminals, product storage facilities, including natural gas storage, purchasing and marketing capabilities and equity investments in certain joint ventures.

This acquisition meaningfully increases our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions. We expect to achieve significant synergies by combining our complementary asset positions. In addition, we intend to pursue the acquisition of the publicly held EnLink Units in a tax-free transaction.

The EnLink Controlling Interest Acquisition will be accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. At the time of this filing, it is impracticable to disclose all the information required by ASC 805, “Business Combinations,” as we are in the process of evaluating the purchase accounting and pro forma implications of this transaction.

See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the EnLink Controlling Interest Acquisition and the Potential EnLink Transaction.

Medallion Acquisition - On Aug. 28, 2024, we also entered into the Medallion Purchase and Sale Agreement with GIP to acquire all of the equity interests in Medallion for a purchase price of $2.6 billion, subject to upward and downward adjustments specified in the Medallion Purchase and Sale Agreement, and inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. Medallion operations are principally composed of providing midstream services for crude oil and condensate in West Texas, specifically the Midland Basin. The assets of Medallion include crude oil gathering and transportation pipelines and crude oil storage facilities. Following the completion of the Medallion Acquisition, we expect Medallion to be a wholly owned subsidiary.

The closing of this transaction is expected to occur during the fourth quarter of 2024, subject to the satisfaction of customary closing conditions, including the expiration or termination of all applicable waiting periods imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We intend to fund this acquisition with a portion of the proceeds from the September 2024 underwritten public offering of senior notes. For additional information on our long-term debt, see Note F.

We expect to account for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill.

See Part 2, Item 1A “Risk Factors” for further discussion of risks related to this acquisition.

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

Magellan Acquisition - On Sept. 25, 2023, we completed the Magellan Acquisition. This acquisition strategically diversifies our complementary asset base and allows for significant expected synergies as a combined entity. Each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of this acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. For additional information on our long-term debt, please see Note H in our Annual Report.

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists.

The following tables set forth the acquisition consideration and final purchase price allocation of assets acquired and liabilities assumed:

At Sept. 25, 2023
(Millions of dollars and shares/units, except per share/unit data)
Magellan public common units outstanding	202.1
Cash consideration per Magellan unit	$25.00
Cash consideration	$5,052
Magellan public common units outstanding	202.1
ONEOK exchange ratio per Magellan unit	0.667
Shares of ONEOK common stock issued	134.8
ONEOK common stock closing price on Sept. 25, 2023	$66.54
Fair value of common stock issued	$8,969
Fair value of Magellan replacement equity awards	93
Equity consideration	$9,062
Total consideration	$14,114

At Sept. 25, 2023
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$37
Accounts receivables, net	333
Inventories	352
Other current assets	140
Property, plant and equipment	11,644
Investments in unconsolidated affiliates	922
Intangible assets	1,124
Other assets	121
Total assets acquired	14,673
Liabilities assumed:
Accounts payable	213
Other current liabilities (a)	721
Long-term debt, excluding current maturities	4,013
Other deferred credits and liabilities	201
Total liabilities assumed	5,148
Total identifiable net assets	9,525
Goodwill	4,589
Total purchase price	$14,114
(a) - Includes contingent liabilities, primarily related to the amounts accrued for the Corpus Christi matter described in Note J.

During the nine months ended Sept. 30, 2024, we recorded adjustments to the preliminary purchase price allocation that resulted in an increase to goodwill of $165 million due to additional information received during the measurement period. The adjustment is due primarily to a decrease in property, plant and equipment of approximately $100 million, and an increase to certain contingencies that existed as of the acquisition date.

Pro Forma Financial Information
The following table sets forth the unaudited supplemental pro forma financial information for the three and nine months ended Sept. 30, 2023, as if we had completed the Magellan Acquisition on Jan. 1, 2022:

	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
	2023	2023
	(Millions of dollars)
Revenue	$4,850	$14,764
Net income	$572	$2,364

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our operating results that would have occurred had the transaction been completed on Jan. 1, 2022, nor is it necessarily indicative of future results. For more information on the basis of our pro forma adjustments, please see our Annual Report.

Transaction Costs - For the three and nine months ended Sept. 30, 2024, transaction costs relate primarily to our recent acquisitions, including the Magellan Acquisition, the EnLink Controlling Interest Acquisition and the Medallion Acquisition. For the nine months ended Sept. 30, 2023, we recognized approximately $154 million of transaction costs associated with the Magellan Acquisition. These non-recurring costs are primarily related to advisory fees, severance and settlement of share-based awards for certain Magellan employees and integration costs, as well as bridge facility commitment fees.

The following table sets forth the impact of acquisition related transaction costs in our Consolidated Statements of Income as of the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2024	2023	2024	2023
	(Millions of dollars)
Transaction costs	$10	$123	$17	$133
Interest expense	23	13	23	21
Total	$33	$136	$40	$154

C.    MEDFORD INCIDENT

In 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, natural gas liquids fractionation facility. In the first quarter of 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims. We applied the $830 million received to our outstanding insurance receivable at Dec. 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other operating income (expense), net, within the Consolidated Statement of Income. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	Sept. 30, 2024
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$37	$43	$—	$80	$(41)	$39
Total derivative assets	$37	$43	$—	$80	$(41)	$39
Derivative liabilities
Commodity contracts	$(6)	$(20)	$—	$(26)	$26	$—
Total derivative liabilities	$(6)	$(20)	$—	$(26)	$26	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At Sept. 30, 2024, we posted no cash and held cash of $15 million from various counterparties, which offsets our derivative net asset position under master-netting arrangements as shown in the table above.

	Dec. 31, 2023
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$109	$68	$—	$177	$(125)	$52
Total derivative assets	$109	$68	$—	$177	$(125)	$52
Derivative liabilities
Commodity contracts	$(40)	$(44)	$—	$(84)	$84	$—
Total derivative liabilities	$(40)	$(44)	$—	$(84)	$84	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At Dec. 31, 2023, we posted no cash and held cash of $41 million with various counterparties, which offsets our derivative net asset position under master-netting arrangements as shown in the table above.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, including cash held for the EnLink Controlling Interest Acquisition and the Medallion Acquisition, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market. We have investments associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily are composed of mutual funds, municipal bonds and other fixed income securities classified as Level 1 and Level 2.

The estimated fair value of our consolidated long-term debt, including current maturities, was $28.0 billion and $21.4 billion at Sept. 30, 2024, and Dec. 31, 2023, respectively. The book value of our consolidated long-term debt, including current maturities, was $28.1 billion and $21.7 billion at Sept. 30, 2024, and Dec. 31, 2023, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter of 2024, we entered into $1.5 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the same quarter, we settled all of our $1.5 billion Treasury locks related to our underwritten public offering of $7.0 billion senior unsecured notes associated with the EnLink Controlling Interest Acquisition and Medallion Acquisition. All of our Treasury locks were designated as cash flow hedges.

At Sept. 30, 2024, and Dec. 31, 2023, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		Sept. 30, 2024		Dec. 31, 2023
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives designated as hedging instruments		(Millions of dollars)
Commodity contracts (a)	Other current assets	$73	$(23)	$163	$(78)
Total derivatives designated as hedging instruments		73	(23)	163	(78)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets	7	(3)	14	(6)
Total derivatives not designated as hedging instruments		7	(3)	14	(6)
Total derivatives		$80	$(26)	$177	$(84)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		Sept. 30, 2024	Dec. 31, 2023
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	(24.4)	(16.0)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(10.2)	(14.5)
- Power (GWh)	Futures and swaps	—	22.1
Basis
- Natural gas (Bcf)	Futures and swaps	(24.4)	(16.0)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(0.4)	0.1
Basis
- Natural gas (Bcf)	Futures and swaps	—	(0.7)
- NGLs, Refined Products, and crude oil (MMBbl)	Futures and swaps	—	(0.1)

Cash Flow Hedges - During the three and nine months ended Sept. 30, 2024 and 2023, we had no material changes in other comprehensive income related to our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

F.    DEBT

Current Maturities - At Sept. 30, 2024, our current maturities of long-term debt consist of the following:

(Millions of dollars)
$250 at 3.2% due March 2025	$250
$500 at 4.9% due March 2025	500
$400 at 2.2% due September 2025	387
Guardian $120 term loan, rate of 6.47% as of Sept. 30, 2024, due June 2025	120
Current maturities of long-term debt	$1,257

Debt Issuances - In September 2024, we completed an underwritten public offering of $7.0 billion senior unsecured notes consisting of $1.25 billion, 4.25% senior notes due 2027; $600 million, 4.4% senior notes due 2029; $1.25 billion, 4.75% senior notes due 2031; $1.6 billion, 5.05% senior notes due 2034; $1.5 billion, 5.7% senior notes due 2054; and $800 million, 5.85% senior notes due 2064. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. We intend to use the net proceeds from this offering to fund the EnLink Controlling Interest Acquisition and the Medallion Acquisition, purchase additional interests in a Medallion joint venture owned by a separate third party and to pay fees and expenses related to the acquisitions. We intend to use any remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, including the repurchase or redemption of existing notes. Cash held as of Sept. 30, 2024, to fund the acquisitions is classified as a long-term asset within the Consolidated Balance Sheet due to its designation for use in conjunction with these acquisitions.

Subsequent event - In October 2024, we used a portion of the net proceeds to fund the EnLink Controlling Interest Acquisition upon closing.

Debt Repayments - In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

Commercial Paper Program - At Sept. 30, 2024, and Dec. 31, 2023, we had no commercial paper outstanding.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of any acquired business. In May 2024, we entered into an amendment to our $2.5 Billion Credit Agreement that extended the maturity date by one year, from June 2027 to June 2028. All other terms and conditions of our $2.5 Billion Credit Agreement remain unchanged. In June 2024, we completed the acquisition of a system of NGL pipelines, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1. In October 2024, we completed the EnLink Controlling Interest Acquisition, which effectively extended our acquisition adjustment period until the quarter ended June 30, 2025, after which it will decrease to 5.0 to 1. As of Sept. 30, 2024, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 3.7 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

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

G.    EQUITY

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February, May and August 2024 were 99 cents per share. A common stock dividend of 99 cents per share was declared for shareholders of record at the close of business on Nov. 1, 2024, payable Nov. 14, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock when, and if, declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February, May and August 2024. Dividends totaling $0.3 million were declared for the Series E Preferred Stock and are payable Nov. 14, 2024.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended Sept. 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$692	584.8	$1.18
Diluted EPS
Effect of dilutive securities	—	1.9
Net income available for common stock and common stock equivalents	$692	586.7	$1.18

	Three Months Ended Sept. 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$453	457.3	$0.99
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$453	458.2	$0.99

	Nine Months Ended Sept. 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$2,111	584.5	$3.61
Diluted EPS
Effect of dilutive securities	—	1.6
Net income available for common stock and common stock equivalents	$2,111	586.1	$3.60

	Nine Months Ended Sept. 30, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,970	451.2	$4.37
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,970	452.1	$4.36

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2024	2023	2024	2023
	(Millions of dollars)
Northern Border	$25	$20	$72	$58
Overland Pass	23	17	61	39
Saddlehorn	13	—	36	—
Roadrunner	9	10	30	32
BridgeTex	7	—	25	—
MVP	3	—	10	—
Other	12	2	22	3
Equity in net earnings from investments	$92	$49	$256	$132

In March 2024, we purchased an additional 10% interest in Saddlehorn, resulting in a 40% ownership interest.

We incurred expenses in transactions with unconsolidated affiliates of $54 million and $33 million for the three months ended Sept. 30, 2024 and 2023, respectively, and $149 million and $88 million for the nine months ended Sept. 30, 2024 and 2023, respectively, related primarily to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

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

Legal Proceedings - Corpus Christi Terminal Personal Injury Proceeding - Ismael Garcia, Andrew Ramirez and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on March 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor and working at a Magellan facility. These individuals were injured, one fatally, as a result of a fire that occurred on Dec. 5, 2020, while they were cleaning a tank at our Corpus Christi terminal. During the first quarter of 2024, we reached settlement with all remaining claimants. In the second quarter of 2024, all settlement payments were made to claimants, and were fully offset by insurance proceeds received.

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

Contract Liabilities	(Millions of dollars)
Balance at Dec. 31, 2023 (a)	$150
Revenue recognized included in beginning balance	(118)
Net additions	118
Balance at Sept. 30, 2024 (b)	$150
(a) - Contract liabilities of $104 million and $46 million are included in other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.
(b) - Contract liabilities of $112 million and $38 million are included in the other current liabilities and other deferred credits, respectively, in our Consolidated Balance Sheet.

Receivables from Customers and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheet at Sept. 30, 2024, relate to customer receivables. Excluding the insurance receivable related to the legal proceeding described in Note O of the Notes to Consolidated Financial Statements in our Annual Report, substantially all of the balances in accounts receivable on our Consolidated Balance Sheet at Dec. 31, 2023, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of Sept. 30, 2024, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 30 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2024	$335
2025	1,174
2026	956
2027	839
2028 and beyond	2,512
Total	$5,816

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended Sept. 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$648	$3,496	$—	$407	$4,551
Residue natural gas sales	219	—	—	—	219
Gathering, processing and exchange services revenue	35	129	—	—	164
Transportation and storage revenue	—	50	171	526	747
Other	3	4	—	30	37
Total revenues (a)	905	3,679	171	963	5,718
Cost of sales and fuel (exclusive of depreciation and operating costs)	(464)	(2,906)	(1)	(352)	(3,723)
Operating costs	(129)	(183)	(52)	(217)	(581)
Adjusted EBITDA from unconsolidated affiliates	—	26	45	41	112
Noncash compensation expense and other	6	8	3	6	23
Segment adjusted EBITDA	$318	$624	$166	$441	$1,549
Depreciation and amortization	$(71)	$(89)	$(21)	$(93)	$(274)
Equity in net earnings (loss) from investments	$(1)	$24	$34	$35	$92
Capital expenditures	$102	$247	$56	$45	$450
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $657 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended Sept. 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,551	$(691)	$3,860
Residue natural gas sales	219	—	219
Gathering, processing and exchange services revenue	164	—	164
Transportation and storage revenue	747	(4)	743
Other	37	—	37
Total revenues (a)	$5,718	$(695)	$5,023
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,723)	$696	$(3,027)
Operating costs	$(581)	$(1)	$(582)
Depreciation and amortization	$(274)	$—	$(274)
Equity in net earnings from investments	$92	$—	$92
Capital expenditures	$450	$18	$468
(a) - Substantially all of our revenues relate to contracts with customers.

Three Months Ended Sept. 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude (c)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$641	$3,432	$—	$—	$4,073
Residue natural gas sales	279	—	3	—	282
Gathering, processing and exchange services revenue	36	150	—	—	186
Transportation and storage revenue	—	48	143	—	191
Other	9	4	—	72	85
Total revenues (a)	965	3,634	146	72	4,817
Cost of sales and fuel (exclusive of depreciation and operating costs)	(527)	(2,875)	(2)	(22)	(3,426)
Operating costs	(119)	(168)	(51)	(13)	(351)
Adjusted EBITDA from unconsolidated affiliates (b)	—	19	40	4	63
Noncash compensation expense and other	4	6	3	—	13
Segment adjusted EBITDA (b)	$323	$616	$136	$41	$1,116
Depreciation and amortization	$(68)	$(85)	$(17)	$(6)	$(176)
Equity in net earnings from investments	$—	$17	$29	$3	$49
Capital expenditures	$126	$189	$70	$1	$386
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $620 million and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $14 million of adjusted EBITDA for the three months ended Sept. 30, 2023.
(c) - Disaggregation of revenue for our Refined Products and Crude segment was based on a preliminary evaluation of contracts upon completion of the Magellan Acquisition.

Three Months Ended Sept. 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$4,073	$(624)	$3,449
Residue natural gas sales	282	—	282
Gathering, processing and exchange services revenue	186	—	186
Transportation and storage revenue	191	(3)	188
Other	85	(1)	84
Total revenues (a)	$4,817	$(628)	$4,189
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,426)	$627	$(2,799)
Operating costs	$(351)	$(1)	$(352)
Depreciation and amortization	$(176)	$(1)	$(177)
Equity in net earnings from investments	$49	$—	$49
Capital expenditures	$386	$12	$398
(a) - Substantially all of our revenues relate to contracts with customers.

Nine Months Ended Sept. 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,912	$10,104	$—	$1,250	$13,266
Residue natural gas sales	732	—	28	—	760
Gathering, processing and exchange services revenue	101	390	—	—	491
Transportation and storage revenue	—	141	491	1,490	2,122
Other	16	10	—	81	107
Total revenues (a)	2,761	10,645	519	2,821	16,746
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,479)	(8,352)	(18)	(1,017)	(10,866)
Operating costs	(365)	(545)	(157)	(650)	(1,717)
Adjusted EBITDA from unconsolidated affiliates	3	70	133	117	323
Noncash compensation expense	16	26	6	24	72
Other	59	3	—	(6)	56
Segment adjusted EBITDA	$995	$1,847	$483	$1,289	$4,614
Depreciation and amortization	$(215)	$(260)	$(57)	$(254)	$(786)
Equity in net earnings from investments	$1	$63	$102	$90	$256
Investments in unconsolidated affiliates	$31	$417	$516	$958	$1,922
Total assets	$7,113	$15,701	$2,704	$19,031	$44,549
Capital expenditures	$319	$785	$187	$120	$1,411
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.9 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Nine Months Ended Sept. 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$13,266	$(2,025)	$11,241
Residue natural gas sales	760	—	760
Gathering, processing and exchange services revenue	491	—	491
Transportation and storage revenue	2,122	(16)	2,106
Other	107	(7)	100
Total revenues (a)	$16,746	$(2,048)	$14,698
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(10,866)	$2,051	$(8,815)
Operating costs	$(1,717)	$(3)	$(1,720)
Depreciation and amortization	$(786)	$(4)	$(790)
Equity in net earnings from investments	$256	$—	$256
Investments in unconsolidated affiliates	$1,922	$3	$1,925
Total assets	$44,549	$6,501	$51,050
Capital expenditures	$1,411	$48	$1,459
(a) - Substantially all of our revenues relate to contracts with customers.

Nine Months Ended Sept. 30, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude (c)	Total Segments
	(Millions of dollars)
NGL and condensate sales	$1,835	$10,103	$—	$—	$11,938
Residue natural gas sales	1,066	—	28	—	1,094
Gathering, processing and exchange services revenue	109	414	—	—	523
Transportation and storage revenue	—	143	434	—	577
Other	22	9	1	72	104
Total revenues (a)	3,032	10,669	463	72	14,236
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,787)	(8,597)	(17)	(22)	(10,423)
Operating costs	(339)	(481)	(145)	(13)	(978)
Adjusted EBITDA from unconsolidated affiliates (b)	2	46	120	4	172
Noncash compensation expense	13	20	5	—	38
Other	—	775	1	—	776
Segment adjusted EBITDA (b)	$921	$2,432	$427	$41	$3,821
Depreciation and amortization	$(202)	$(248)	$(50)	$(6)	$(506)
Equity in net earnings from investments	$1	$39	$89	$3	$132
Investments in unconsolidated affiliates	$26	$417	$440	$911	$1,794
Total assets	$6,976	$14,988	$2,433	$19,185	$43,582
Capital expenditures	$308	$495	$155	$1	$959
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.8 billion and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $40 million of adjusted EBITDA for the nine months ended Sept. 30, 2023.
(c) - Disaggregation of revenue for our Refined Products and Crude segment was based on a preliminary evaluation of contracts upon completion of the Magellan Acquisition.

Nine Months Ended Sept. 30, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$11,938	$(1,779)	$10,159
Residue natural gas sales	1,094	—	1,094
Gathering, processing and exchange services revenue	523	—	523
Transportation and storage revenue	577	(7)	570
Other	104	(8)	96
Total revenues (a)	$14,236	$(1,794)	$12,442
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(10,423)	$1,795	$(8,628)
Operating costs	$(978)	$(3)	$(981)
Depreciation and amortization	$(506)	$(3)	$(509)
Equity in net earnings from investments	$132	$—	$132
Investments in unconsolidated affiliates	$1,794	$1	$1,795
Total assets	$43,582	$357	$43,939
Capital expenditures	$959	$33	$992
(a) - Substantially all of our revenues relate to contracts with customers.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2024	2023	2024	2023
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$693	$454	$2,112	$1,971
Interest expense, net of capitalized interest	325	215	923	561
Depreciation and amortization	274	177	790	509
Income taxes	219	141	670	616
Adjusted EBITDA from unconsolidated affiliates (b)	112	63	323	172
Equity in net earnings from investments (b)	(92)	(49)	(256)	(132)
Noncash compensation expense and other	14	14	48	32
Other corporate costs (c)	4	101	4	92
Total segment adjusted EBITDA (a)(b)	$1,549	$1,116	$4,614	$3,821
(a) - The nine months ended Sept. 30, 2023, includes $667 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $14 million and $40 million of adjusted EBITDA for the three and nine months ended Sept. 30, 2023, respectively.
(c) - Includes transaction costs related to the Magellan Acquisition of $123 million, offset partially by interest income of $26 million for the three months ended Sept. 30, 2023, and transaction costs related to the Magellan Acquisition of $133 million, offset partially by interest income of $42 million for the nine months ended Sept. 30, 2023.

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

EnLink Controlling Interest Acquisition - On Aug. 28, 2024, we entered into the EnLink Purchase Agreement with GIP to acquire GIP’s interest in EnLink consisting of 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of approximately $3.3 billion. On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition. We funded this acquisition with an underwritten public offering of senior notes. For additional information on our long-term debt, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

This acquisition meaningfully increases our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions. We expect to achieve significant synergies by combining our complementary asset positions.

We intend to pursue the acquisition of the publicly held EnLink Units in a tax-free transaction. For additional information on our acquisitions, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report. See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the EnLink Controlling Interest Acquisition and the Potential EnLink Transaction.

Medallion Acquisition - On Aug. 28, 2024, we also entered into the Medallion Purchase and Sale Agreement with GIP to acquire all of the equity interests in Medallion for a purchase price of $2.6 billion, subject to upward and downward adjustments specified in the Medallion Purchase and Sale Agreement, and inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. Medallion operations are principally composed of providing midstream services for crude oil and condensate in West Texas, specifically the Midland Basin.

The closing of this transaction is expected to occur during the fourth quarter of 2024, subject to the satisfaction of customary closing conditions, including the expiration or termination of all applicable waiting periods imposed by the Hart-Scott-Rodino

Antitrust Improvements Act of 1976, as amended. We intend to fund this acquisition with a portion of the proceeds from the September 2024 underwritten public offering of senior notes. For additional information on our long-term debt, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report. See Part 2, Item 1A “Risk Factors” for further discussion of risks related to the Medallion Acquisition.

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

Market Conditions and Business Update - Earnings increased in the third quarter of 2024, compared with the third quarter of 2023, due primarily to contributions from the Refined Products and Crude segment, higher NGL and natural gas processing volumes in the Rocky Mountain region, and increased transportation services in the Natural Gas Pipelines segment. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be more than 85% fee-based in 2024.

Capital Projects - Our primary capital projects are outlined in the table below:

Project (d)	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Liquids		(In millions)
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	Year-End 2024 (b)
West Texas NGL pipeline expansion	Increase capacity via pipeline looping in the Permian Basin	$520	Year-End 2024 (b)
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	First Quarter 2025
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$385	(c)
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC.
(b) - This project originally had an estimated completion of first quarter 2025.
(c) - This project is expected to be completed in two phases, with the first phase expected to be completed in the fourth quarter of 2026, and the second phase completed in the first quarter of 2027.
(d) - This table excludes EnLink’s capital projects.

In August 2024, we announced plans to rebuild our 210 MBbl/d NGL fractionator in Medford, Oklahoma. Rebuilding at Medford provides strategic benefits that include expansion options that will allow our integrated system to accommodate volume growth from the Permian Basin and the Rocky Mountain and Mid-Continent regions. The Medford fractionator will also produce butane and natural gasoline for incremental Refined Products and diluent blending opportunities in the Mid-Continent region.

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

Debt Issuances - In September 2024, we completed an underwritten public offering of $7.0 billion senior unsecured notes consisting of $1.25 billion, 4.25% senior notes due 2027; $600 million, 4.4% senior notes due 2029; $1.25 billion, 4.75% senior notes due 2031; $1.6 billion, 5.05% senior notes due 2034; $1.5 billion, 5.7% senior notes due 2054; and $800 million, 5.85% senior notes due 2064. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. In October 2024, we used a portion of the net proceeds from this offering to fund the EnLink Controlling Interest Acquisition and related fees and expenses. We intend to use the remaining net proceeds to fund the Medallion Acquisition and related fees and expenses, purchase additional interests in a Medallion joint venture owned by a separate third party and for general corporate purposes, which may include repayment of outstanding indebtedness, including the repurchase or redemption of existing notes.

Debt Repayments - In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, operating cash flows and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on Jan. 1, 2029, whichever occurs first. As of Oct. 21, 2024, no shares have been repurchased under the program.

Dividends - In February, May and August 2024, we paid a quarterly common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of 99 cents per share in October 2024. The quarterly common stock dividend will be paid Nov. 14, 2024, to shareholders of record at the close of business on Nov. 1, 2024.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2024, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of the Natural Gas Pipelines, Natural Gas Liquids and Refined Products and Crude reporting units was not less than their respective carrying value, that no further testing was necessary, and that goodwill was not considered impaired.

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

Non-GAAP Financial Measures - Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense and certain other noncash items. Following the Magellan Acquisition, we performed a review of our calculation methodology of adjusted EBITDA and, beginning in 2023, we updated our calculation to include the adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest expense, depreciation and amortization, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	Sept. 30,		Sept. 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$4,083	$3,760	$12,005	$11,287	323	718
Services	940	429	2,693	1,155	511	1,538
Total revenues	5,023	4,189	14,698	12,442	834	2,256
Cost of sales and fuel (exclusive of items shown separately below)	3,027	2,799	8,815	8,628	228	187
Operating costs	582	352	1,720	981	230	739
Depreciation and amortization	274	177	790	509	97	281
Transaction costs	10	123	17	133	(113)	(116)
Other operating (income) expense, net	2	(1)	(65)	(782)	(3)	(717)
Operating income	$1,128	$739	$3,421	$2,973	389	448
Equity in net earnings from investments	$92	$49	$256	$132	43	124
Interest expense, net of capitalized interest	$(325)	$(215)	$(923)	$(561)	110	362
Net income	$693	$454	$2,112	$1,971	239	141
Diluted EPS	$1.18	$0.99	$3.60	$4.36	0.19	(0.76)
Adjusted EBITDA (a)	$1,545	$1,015	$4,610	$3,729	530	881
Capital expenditures	$468	$398	$1,459	$992	70	467
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $14 million and $40 million of adjusted EBITDA for the three and nine months ended Sept. 30, 2023, respectively.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $389 million for the three months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•Natural Gas Gathering and Processing - a decrease of $9 million due primarily to lower realized NGL prices, net of hedging, and higher operating costs, offset partially by higher volumes in the Rocky Mountain region; and
•Natural Gas Liquids - a decrease of $6 million due primarily to lower earnings on sales of Purity NGLs held in inventory, offset partially by higher exchange services; offset by
•Natural Gas Pipelines - an increase of $21 million due primarily to higher transportation services;
•Refined Products and Crude - contributed $267 million to operating income for the three months ended Sept. 30, 2024, due to the impact of the Magellan Acquisition; and
•Consolidated Transaction Costs - a decrease of $113 million due primarily to transaction costs related to the Magellan Acquisition in 2023.

Operating income increased $448 million for the nine months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $57 million due primarily to higher volumes in the Rocky Mountain region and the sale of certain Kansas assets in 2024, offset partially by lower realized NGL prices, net of hedging, and higher operating costs; offset by

•Natural Gas Liquids - a decrease of $628 million due primarily to an insurance settlement gain in 2023 related to the Medford incident and higher operating costs, offset partially by an increase in exchange services due primarily to higher volumes in the Rocky Mountain region; offset by
•Natural Gas Pipelines - an increase of $35 million due primarily to higher transportation services, offset partially by higher operating costs;
•Refined Products and Crude - contributed $867 million to operating income for the nine months ended Sept. 30, 2024, due to the impact of the Magellan Acquisition; and
•Consolidated Transaction Costs - a decrease of $116 million due primarily to transaction costs related to the Magellan Acquisition in 2023.

Net income increased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher interest expense due to higher debt balances resulting from the August 2023 $5.25 billion notes offering, the September 2024 $7.0 billion notes offering and the acquired debt balances from the Magellan Acquisition in 2023.

Diluted EPS increased for the three months ended Sept. 30, 2024, compared with the same period in 2023, due primarily to the items discussed above. Diluted EPS decreased for the nine months ended Sept. 30, 2024, compared with the same period in 2023, due primarily to the impact of the insurance settlement gain in 2023 related to the Medford incident.

Capital expenditures increased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to our capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	Sept. 30,		Sept. 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$648	$641	$1,912	$1,835	7	77
Residue natural gas sales	219	279	732	1,066	(60)	(334)
Gathering, compression, dehydration and processing fees and other revenue	38	45	117	131	(7)	(14)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(464)	(527)	(1,479)	(1,787)	(63)	(308)
Operating costs, excluding noncash compensation adjustments	(122)	(114)	(349)	(326)	8	23
Adjusted EBITDA from unconsolidated affiliates (a)	—	—	3	2	—	1
Other	(1)	(1)	59	—	—	59
Adjusted EBITDA (a)	$318	$323	$995	$921	(5)	74
Capital expenditures	$102	$126	$319	$308	(24)	11
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. As a result of this change, adjusted EBITDA for the three and nine months ended Sept. 30, 2023, remained relatively unchanged.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $5 million for the three months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:

•a decrease of $8 million due primarily to lower realized NGL prices, net of hedging, offset partially by higher average fee rates;
•an increase of $8 million in operating costs due primarily to higher materials and supplies expenses and outside services due primarily to the growth of our operations; and
•a decrease of $4 million due to the impact of the sale of certain Kansas assets in the second quarter of 2024; offset by
•an increase of $17 million from higher volumes due primarily to increased production in the Rocky Mountain region.

Adjusted EBITDA increased $74 million for the nine months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:

•an increase of $81 million from higher volumes due primarily to increased production in the Rocky Mountain region; and
•an increase of $49 million from the sale of certain Kansas assets in 2024; offset by
•a decrease of $30 million due primarily to lower realized NGL prices, net of hedging, offset partially by higher average fee rates and higher realized condensate prices, net of hedging; and
•an increase of $23 million in operating costs due primarily to higher outside services, employee-related costs and materials and supplies expenses due primarily to the growth of our operations.

Changes in capital expenditures for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, relate to the timing of routine capital projects.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Operating Information (a)	2024	2023	2024	2023
Natural gas processed (BBtu/d) (b)	3,236	3,085	3,078	2,935
Average fee rate ($/MMBtu)	$1.20	$1.17	$1.21	$1.17
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to increased production in the Rocky Mountain region.

Our average fee rate increased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to inflation-based escalators in our contracts.

Commodity Price Risk - Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts. We have hedged approximately 70% of our forecasted equity volumes for our Natural Gas Gathering and Processing segment for the remainder 2024.

Natural Gas Liquids

During the nine months ended Sept. 30, 2024, we connected one third-party natural gas processing plant in the Permian Basin. In addition, two third-party natural gas processing plants connected to our system were expanded, one in the Permian Basin and one in the Mid-Continent region.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	Sept. 30,		Sept. 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,496	$3,432	$10,104	$10,103	64	1
Exchange service and other revenues	133	154	400	423	(21)	(23)
Transportation and storage revenues	50	48	141	143	2	(2)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,906)	(2,875)	(8,352)	(8,597)	31	(245)
Operating costs, excluding noncash compensation adjustments	(172)	(161)	(519)	(461)	11	58
Adjusted EBITDA from unconsolidated affiliates (a)	26	19	70	46	7	24
Other	(3)	(1)	3	775	(2)	(772)
Adjusted EBITDA (a)	$624	$616	$1,847	$2,432	8	(585)
Capital expenditures	$247	$189	$785	$495	58	290
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $2 million and $7 million of adjusted EBITDA for the three and nine months ended Sept. 30, 2023, respectively.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $8 million for the three months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•an increase of $36 million in exchange services due primarily to higher volumes and higher average fee rates in the Rocky Mountain region, offset partially by lower volumes in the Mid-Continent region, primarily ethane, and higher transportation costs;
•an increase of $18 million related to the Medford incident due to lower third-party fractionation costs in the current quarter; and
•an increase of $7 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline; offset by
•a decrease of $45 million in optimization and marketing due primarily to lower earnings on sales of Purity NGLs held in inventory. We expect an earnings benefit on the forward sales of inventory over the next two quarters; and
•an increase of $11 million in operating costs due primarily to higher outside services and higher employee-related costs due to the growth of our operations.

Adjusted EBITDA decreased $585 million for the nine months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•a decrease of $716 million related to the Medford incident, due primarily to an insurance settlement gain in 2023 of $779 million, offset partially by $63 million of lower third-party fractionation costs in the current year;
•an increase of $58 million in operating costs due primarily to planned asset maintenance and higher employee-related costs due to the growth of our operations; and
•a decrease of $43 million in optimization and marketing due primarily to lower earnings on sales of Purity NGLs held in inventory. We expect an earnings benefit on forward sales of inventory over the next two quarters; offset by
•an increase of $200 million in exchange services due primarily to higher volumes in the Rocky Mountain region and higher average fee rates, offset partially by lower volumes in the Gulf Coast and Mid-Continent regions, and higher transportation costs; and

•an increase of $24 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline.

Capital expenditures increased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to capital projects, which includes our MB-6 fractionator and pipeline expansion projects.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Operating Information	2024	2023	2024	2023
Raw feed throughput (MBbl/d) (a)	1,324	1,413	1,310	1,357
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$(0.01)	$0.08	$0.01	$0.04
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

While earnings increased, volumes decreased for the three and nine months ended Sept. 30, 2024, compared with the same periods in 2023, due primarily to a contract expiration and low-margin short-term fractionation contracts in the prior year, offset partially by increased production in the Rocky Mountain region at higher fee rates. The three months ended Sept. 30, 2024, was also impacted by lower ethane volumes in the Mid-Continent region.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	Sept. 30,		Sept. 30,		2024 vs. 2023	2024 vs. 2023
Financial Results	2024	2023	2024	2023	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$131	$106	$372	$315	25	57
Storage revenues	40	37	119	119	3	—
Residue natural gas sales and other revenues	—	3	28	29	(3)	(1)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1)	(2)	(18)	(17)	(1)	1
Operating costs, excluding noncash compensation adjustments	(50)	(49)	(151)	(140)	1	11
Adjusted EBITDA from unconsolidated affiliates (a)	45	40	133	120	5	13
Other	1	1	—	1	—	(1)
Adjusted EBITDA (a)	$166	$136	$483	$427	30	56
Capital expenditures	$56	$70	$187	$155	(14)	32
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $11 million and $31 million of adjusted EBITDA for the three and nine months ended Sept. 30, 2023, respectively.

Adjusted EBITDA increased $30 million for the three months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of an increase of $25 million in transportation services due primarily to higher firm and interruptible rates.
Adjusted EBITDA increased $56 million for the nine months ended Sept. 30, 2024, compared with the same period in 2023, primarily as a result of the following:
•an increase of $57 million in transportation services due primarily to higher firm and interruptible rates; and
•an increase of $13 million in adjusted EBITDA from unconsolidated affiliates due primarily to increased volumes on Northern Border; offset by
•an increase of $11 million in operating costs due primarily to planned asset maintenance and employee-related costs.

Capital expenditures decreased for the three months ended Sept. 30, 2024, compared with the same period in 2023, due primarily to completion of growth projects. Capital expenditures increased for the nine months ended Sept. 30, 2024, compared with the same period in 2023, due primarily to our project to reactivate previously idled storage in Texas.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
Operating Information (a)	2024	2023	2024	2023
Natural gas transportation capacity contracted (MDth/d)	8,231	7,704	8,103	7,684
Transportation capacity contracted	97%	96%	97%	95%
(a) - Includes volumes for consolidated entities only.

Natural gas transportation capacity contracted increased for the three and nine months ended Sept. 30, 2024, compared to the same periods in 2023, due primarily to the completion of expansion projects on our assets.

In July 2023, Viking filed a proposed increase in rates pursuant to Section 4 of the Natural Gas Act with the FERC. In February 2024, Viking reached a settlement with the participants in the Section 4 rate case, which was approved by the FERC in July 2024, resulting in an increase in rates for Viking.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
Financial Results	2024	2024
	(Millions of dollars)
Product sales	$407	$1,250
Transportation revenues	383	1,083
Storage, terminals and other revenues	173	488
Cost of sales and fuel (exclusive of depreciation and operating costs)	(352)	(1,017)
Operating costs, excluding noncash compensation adjustments	(207)	(626)
Adjusted EBITDA from unconsolidated affiliates	41	117
Other	(4)	(6)
Adjusted EBITDA	$441	$1,289
Capital expenditures	$45	$120

Financial results and operating information for our Refined Products and Crude segment for the period subsequent to the closing of the Magellan Acquisition in 2023 were not material.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
Operating Information (a)	2024	2024
Refined Products volume shipped (MBbl/d)	1,580	1,509
Crude oil volume shipped (MBbl/d)	816	765
(a) - Includes volumes for consolidated entities only.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(Unaudited)	2024	2023	2024	2023
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$693	$454	$2,112	$1,971
Interest expense, net of capitalized interest	325	215	923	561
Depreciation and amortization	274	177	790	509
Income taxes	219	141	670	616
Adjusted EBITDA from unconsolidated affiliates (b)	112	63	323	172
Equity in net earnings from investments (b)	(92)	(49)	(256)	(132)
Noncash compensation expense and other	14	14	48	32
Adjusted EBITDA (a)(b)(c)	$1,545	$1,015	$4,610	$3,729
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$318	$323	$995	$921
Natural Gas Liquids (a)	624	616	1,847	2,432
Natural Gas Pipelines	166	136	483	427
Refined Products and Crude	441	41	1,289	41
Other (c)	(4)	(101)	(4)	(92)
Adjusted EBITDA (a)(b)(c)	$1,545	$1,015	$4,610	$3,729
(a) - The nine months ended Sept. 30, 2023, includes $667 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $112 million of third-party fractionation costs.
(b) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. This change resulted in an additional $14 million and $40 million of adjusted EBITDA for the three and nine months ended Sept. 30, 2023, respectively.
(c) - Includes transaction costs related to the Magellan Acquisition of $123 million, offset partially by interest income of $26 million, for the three months ended Sept. 30, 2023, and transaction costs related to the Magellan Acquisition of $133 million, offset partially by interest income of $42 million, for the nine months ended Sept. 30, 2023.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, acquisitions, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates. We believe we have sufficient liquidity due to our $2.5 Billion Credit Agreement, which expires in June 2028, and access to $1.0 billion available through our “at-the-market” equity program. As of Oct. 21, 2024, no shares have been issued through our “at-the-market” equity program.

Cash Management - At Sept. 30, 2024, we had $6.5 billion of cash and cash equivalents, including cash held to fund the EnLink Controlling Interest Acquisition and the Medallion Acquisition. Our cash balance is composed primarily of highly liquid government and treasury money market funds and deposits fully insured by the Federal Deposit Insurance Corporation.

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

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. The guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan holds interests in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of the subsidiary issuers and parent guarantor, excluding our ownership of all the interests in ONEOK Partners and Magellan, reflect no material assets, liabilities or results of operations, apart from the guaranteed indebtedness. For additional information on our and ONEOK Partners’ indebtedness, please see Note H of the Notes to Consolidated Financial Statements in our Annual Report and Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $2.5 Billion Credit Agreement. As of Sept. 30, 2024, we had no borrowings under our $2.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of Sept. 30, 2024, we had a working capital (defined as current assets less current liabilities) deficit of $681 million, due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

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

Debt Issuances - In September 2024, we completed an underwritten public offering of $7.0 billion senior unsecured notes consisting of $1.25 billion, 4.25% senior notes due 2027; $600 million, 4.4% senior notes due 2029; $1.25 billion, 4.75% senior notes due 2031; $1.6 billion, 5.05% senior notes due 2034; $1.5 billion, 5.7% senior notes due 2054; and $800 million, 5.85% senior notes due 2064. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. In October 2024, we used a portion of the net proceeds from this offering to fund the EnLink Controlling Interest Acquisition and related fees and expenses. We intend to use the remaining net proceeds to fund the Medallion Acquisition and related fees and expenses, purchase additional interests in a Medallion joint venture owned by a separate third party and for general corporate purposes, which may include the repayment of outstanding indebtedness, including the repurchase or redemption of existing notes.

Debt Repayments - In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock and targets the program to be largely utilized over the next four years. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, operating cash flows and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on Jan. 1, 2029, whichever occurs first. As of Oct. 21, 2024, no shares have been repurchased under the program.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, excluding the equity portion of AFUDC, were $1.5 billion and $992 million for the nine months ended Sept. 30, 2024 and 2023, respectively.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $1.75-$1.95 billion in 2024. This range excludes EnLink’s capital expenditure expectations.

Credit Ratings - Our long-term debt credit ratings as of Oct. 21, 2024, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February, May and August 2024, we paid a common stock dividend of 99 cents per share ($3.96 per share on an annualized basis), an increase of 3.7% compared with the same quarter in the prior year. A common stock dividend of 99 cents per share was declared in October 2024, for the shareholders of record at the close of business on Nov. 1, 2024, payable Nov. 14, 2024.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5% per year. We paid dividends for the Series E Preferred Stock of $0.3 million in February, May and August 2024. Dividends totaling $0.3 million were declared in October 2024, for the Series E Preferred Stock and are payable Nov. 14, 2024.

For the nine months ended Sept. 30, 2024, our cash flows from operations exceeded dividends paid by $1.5 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2024 vs. 2023
	Sept. 30,		$ Increase (Decrease) in Cash
	2024	2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$3,277	$2,913	$364
Investing activities	(1,832)	(5,759)	3,927
Financing activities	4,681	2,910	1,771
Change in cash and cash equivalents	6,126	64	6,062
Cash and cash equivalents at beginning of period	338	220	118
Cash and cash equivalents at end of period (a)	$6,464	$284	$6,180
(a) - Includes cash held for acquisitions, which is included within other assets on our Consolidated Balance Sheet as of Sept. 30, 2024.

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended Sept. 30, 2024, increased $627 million compared with the same period in 2023, due primarily to the impact of the Magellan Acquisition in our Refined Products and Crude segment, as discussed in “Financial Results and Operating Information,” offset partially by insurance proceeds received from the Medford settlement in 2023.

The changes in operating assets and liabilities decreased operating cash flows $233 million for the nine months ended Sept. 30, 2024, compared with an increase of $30 million for the same period in 2023. This change is due primarily to changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties and changes in our legal liability as discussed in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report. These changes were offset partially by changes in accounts receivable resulting from the receipts of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities for the nine months ended Sept. 30, 2024, decreased $3.9 billion, compared with the same period in 2023, due primarily to the $5.0 billion of cash paid for the Magellan Acquisition, net of cash received in 2023, offset partially by an increase in capital expenditures related to our capital projects in 2024, and due to insurance proceeds received from the Medford settlement in 2023.

Financing Cash Flows - Cash provided by financing activities for the nine months ended Sept. 30, 2024, increased $1.8 billion, compared with the same period in 2023, due primarily to the increase in issuance of senior unsecured notes associated with acquisitions and the decrease in repayment of long-term debt in 2024, offset partially by increased dividends paid in 2024.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended, and the Exchange Act, which involve substantial risk and uncertainties. Such forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, liquidity, management’s plans and objectives for our future capital projects and other future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions, potential or pending strategic transactions, including the Medallion Acquisition, the timing thereof and our ability to achieve the intended and projected operational, financial and strategic benefits from any such transactions, our intent to pursue the Potential EnLink Transaction and the timing thereof, and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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
•the impact of the volatility of natural gas, NGL, Refined Products and crude oil prices on our earnings and cash flows, which is impacted by a variety of factors beyond our control, including international terrorism and conflicts and geopolitical instability;

•our dependence on producers, gathering systems, refineries and pipelines owned and operated by others and the impact of any closures, interruptions or reduced activity levels at these facilities;
•the impact of increased attention to ESG issues, including climate change, and risks associated with the physical and financial impacts of climate change;
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
•disruptions to our business due to acquisitions and other significant transactions, including the EnLink Controlling Interest Acquisition and the Medallion Acquisition;

•the risk that our, EnLink’s and Medallion’s businesses will not be integrated successfully;
•the risk that cost savings, synergies and growth from the EnLink Controlling Interest Acquisition and the Medallion Acquisition may not be fully realized or may take longer to realize than expected;
•our ability to successfully negotiate a definitive agreement for and complete the Potential EnLink Transaction; and
•the risk factors listed in the reports we have filed and may file with the SEC.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of Dec. 31, 2023, in Part II, Item 7A in our Annual Report.
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We have elected to use a $1 million threshold for disclosing environmental proceedings.

Information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note O of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.RISK FACTORS

Our investors should consider the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Except as set forth below, those risk factors have not materially changed.

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

We may be unable to integrate the businesses of EnLink and Medallion successfully or realize the anticipated benefits of the EnLink Controlling Interest Acquisition and the Medallion Acquisition (collectively, the “Transactions”).

The success of the Transactions will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of ONEOK, EnLink and Medallion. If the businesses are not successfully combined, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected. In addition, the integration may result in additional and unforeseen expenses and potential unknown liabilities, which could reduce the anticipated benefits of the Transactions. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the Transactions or to achieve the anticipated benefits of the Transactions. Integration efforts between the three companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

We may not be able to reach an agreement for the Potential EnLink Transaction or successfully consummate such transaction if an agreement is reached, and we are likely to incur significant transaction costs pursuing the Potential EnLink Transaction. Should we consummate the Potential EnLink Transaction, execution of the integration strategy will involve considerable risks and may not be successful.

In connection with the announcement of the EnLink Controlling Interest Acquisition, we announced our intention, subsequent to the EnLink Controlling Interest Acquisition, to pursue the acquisition of the publicly held EnLink Units in a tax-free transaction. However, there can be no assurances that we will be able to reach an agreement for the Potential EnLink Transaction on terms that are acceptable to us or that we will be able to successfully consummate the transaction should we enter into a definitive agreement related to the transaction. If we are unable to reach an agreement for the acquisition of the publicly held EnLink Units, EnLink will continue to operate as a separate company, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations. Pursuing the Potential EnLink Transaction is likely to require the incurrence of a number of significant, non-recurring costs, including diversion of management resources, associated with negotiating and completing such transaction, combining the operations of the companies and achieving desired synergies. Such costs and diversions of resources, many of which will be borne by us whether or not the Potential EnLink Transaction is completed, could have an adverse effect on our financial condition and operating results.

Following the EnLink Controlling Interest Acquisition, certain aspects of EnLink’s business and operations will be integrated with ours, but EnLink will continue to operate as a separate public company. If completed, following the Potential EnLink Transaction, it is anticipated that EnLink will cease to operate as a separate public company, at which point we can begin full integration with our business. This integration process is expected to be subject to some or all of the challenges discussed under the risk factor captioned “We may be unable to integrate the businesses of EnLink and Medallion successfully or realize the anticipated benefits of the Transactions,” many of which may be more complex as a result of having to fully integrate the EnLink business. Further, this integration process may pose additional difficulties inherent with fully integrating the EnLink business and the discontinuation of its operation as a separate public company. If we are unable to successfully execute our integration strategy, we may be unable to realize some or all of the anticipated benefits of the Potential EnLink Transaction which could materially and adversely affect our business, operating results and financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
July 1 - July 31, 2024	—	$—	—	$2,000
Aug. 1 - Aug. 31, 2024	—	$—	—	$2,000
Sept. 1 - Sept. 30, 2024	—	$—	—	$2,000
Total	—		—
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases, or on Jan. 1, 2029, whichever occurs first.

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

2.1*
Purchase Agreement, dated as of Aug.28, 2024, by and among ONEOK, Inc., GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC (incorporated by reference from Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 30, 2024 (File No. 1-13643)).

2.2*
Purchase and Sale Agreement, dated as of Aug. 28, 2024, by and among ONEOK, Inc., GIP III Trophy GP 2, LLC, GIP III Trophy Acquisition Partners, L.P. and Medallion Management, L.P. (incorporated by reference from Exhibit 2.2 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 30, 2024 (File No. 1-13643)).

3.1
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated July 3, 2017, as amended (incorporated by reference from Exhibit 3.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2017, filed Nov. 1, 2017 (File No. 1-13643)).

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed, Feb. 24, 2023 (File No. 1-13643)).

4.1
Twenty-Sixth Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.250% Notes due 2027 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

4.2
Twenty-Seventh Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.400% Notes due 2029 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

4.3
Twenty-Eighth Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.750% Notes due 2031 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

4.4
Twenty-Ninth Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.050% Notes due 2034 (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

4.5
Thirtieth Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.700% Notes due 2054 (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

4.6
Thirty-First Supplemental Indenture, dated as of Sept. 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.850% Notes due 2064 (incorporated by reference from Exhibit 4.7 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 24, 2024 (File No. 1-13643)).

10.1
Underwriting Agreement, dated Sept. 10, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Barclays Capital Inc., BofA Securities, Inc., and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 16, 2024 (File No. 1-13643)).

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

*
Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ONEOK undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the SEC upon its request.

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended Sept. 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended Sept. 30, 2024 and 2023; (iv) Consolidated Balance Sheets at Sept. 30, 2024, and Dec. 31, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended Sept. 30, 2024 and 2023; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended Sept. 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: Oct. 30, 2024	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)