Form 10-K
period 2024-12-31
ONEOK INC /NEW/
filed 2025-02-25
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Dec. 31, 2024.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2024, was $47.3 billion.

On Feb. 17, 2025, the Company had 624,339,588 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2025, are incorporated by reference in Part III.

ONEOK, Inc.
2024 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including Magellan, EnLink and Medallion, unless the context indicates otherwise.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, replaced by the $3.5 Billion Credit Agreement
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended Dec. 31, 2024
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
Delaware Basin JV	Delaware G&P LLC, a joint venture in which EnLink owns a 50.1% interest
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink AR Facility	EnLink’s $500 million accounts receivable securitization facility
EnLink Acquisition	The transaction completed on Jan. 31, 2025, pursuant to which ONEOK acquired all of the publicly held EnLink Units in a tax-free transaction, pursuant to the EnLink Merger Agreement
EnLink Acquisitions	The EnLink Controlling Interest Acquisition and the EnLink Acquisition
EnLink Controlling Interest Acquisition
The transaction completed on Oct. 15, 2024, pursuant to which ONEOK acquired from GIP (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement

EnLink Merger Agreement	Agreement and Plan of Merger, dated as of Nov. 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, LLC., Elk Merger Sub II LLC., EnLink and EnLink Midstream Manager, LLC
EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of EnLink
EnLink Purchase Agreement	Purchase agreement of ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC, dated Aug. 28, 2024
EnLink Revolving Credit Facility	EnLink’s $1.4 billion unsecured credit facility, which includes a $500 million letter of credit subfacility
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GIP	Global Infrastructure Partners and certain of its managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., GIP III Trophy GP 2, GIP III Trophy Acquisition
Guardian	Guardian Pipeline, L.L.C.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK
Magellan Acquisition	The transaction completed on Sept. 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Merger Agreement

Magellan Merger Agreement	Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
Matterhorn	Matterhorn Express, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P., and after the Medallion Acquisition, Medallion Parent Holdings, L.L.C., a wholly owned subsidiary of ONEOK
Medallion Acquisition
The transaction completed on Oct. 31, 2024, pursuant to which ONEOK (i) became general partner of Medallion and (ii) acquired all of the issued and outstanding limited Partner interests in Medallion from GIP

Medallion Purchase and Sale Agreement	Purchase and Sale Agreement of ONEOK, GIP III Trophy GP 2, LLC, GIP III Trophy Acquisition Partners, L.P., Medallion Management, L.P., dated Aug. 28, 2024
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
RINs	Renewable Identification Numbers, which represent credits required for renewable fuel standard compliance
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series B Preferred Units	EnLink Partners’ Series B Cumulative Convertible Preferred Units
Series C Preferred Units	EnLink Partners’ Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on Secured Overnight Financing Rate (SOFR)
Viking	Viking Gas Transmission Company
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
XBRL	eXtensible Business Reporting Language

PART I
ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We deliver energy products and services vital to an advancing world. We are a leading midstream service provider of gathering, processing, fractionation, transportation, storage and marine export services. As one of the largest diversified energy infrastructure companies in North America, we are delivering energy that makes a difference in the lives of people in the U.S. and around the world. Through our now approximately 60,000-mile pipeline network, we transport the natural gas, NGLs, Refined Products and crude oil that help meet domestic and international energy demand, contribute to energy security and provide safe, reliable and responsible energy solutions needed today and into the future.

Midstream Value Chain
The midstream value chain is a vital part of the energy industry. After crude oil and natural gas are produced from upstream wells, we use our extensive infrastructure to process and transport these raw materials, readying them for end use. For transportation of crude oil, natural gas, Refined Products and NGLs, pipelines are generally the most reliable, lowest cost, least carbon intensive and safest alternative for intermediate and long-haul movements between markets and end users.

EXECUTIVE SUMMARY

EnLink Controlling Interest Acquisition - On Aug. 28, 2024, we entered into the EnLink Purchase Agreement with GIP to acquire GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of $3.3 billion. On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. This acquisition meaningfully increases our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions. We expect to achieve significant synergies by combining our complementary asset positions. The operations of EnLink are reported across all four of our existing segments.

EnLink Acquisition - On Nov. 24, 2024, we entered into the EnLink Merger Agreement to acquire all of the publicly held EnLink Units in an all stock, tax-free transaction. On Jan. 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion as of the closing date of the EnLink Acquisition. EnLink is now a wholly owned subsidiary.

For additional information on the EnLink Acquisitions, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report. In addition, see Part 1, Item 1A “Risk Factors” for further discussion of related risks.

Medallion Acquisition - On Aug. 28, 2024, we entered into the Medallion Purchase and Sale Agreement with GIP to acquire all of the equity interests in Medallion for a purchase price of $2.6 billion, subject to customary adjustments, and inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. On Oct. 31, 2024, we completed the Medallion Acquisition. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. This acquisition expands our midstream services for crude oil and condensate in West Texas, specifically in the Midland Basin. Medallion’s operations are reported in our Refined Products and Crude segment.

For additional information on the Medallion Acquisition, see Part II, Item 8, Note B, of the Notes to Consolidated Financial Statements in this Annual Report. See Part 1, Item 1A “Risk Factors” for further discussion of risks related to the Medallion Acquisition.

Joint Ventures - On Feb. 4, 2025, we entered into definitive agreements to form joint ventures with MPLX LP (MPLX) to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics LLC, the export terminal joint venture, is owned 50% by us and 50% by MPLX, with MPLX constructing and operating the facility. MBTC Pipeline LLC, the pipeline joint venture, is owned 80% by us and 20% by MPLX, and we will construct and operate the pipeline. We expect to invest approximately $1.0 billion in these projects.

Interstate Natural Gas Pipeline Divestiture - On Nov. 19, 2024, we entered into a definitive agreement with DT Midstream, Inc. to sell three of our wholly owned interstate natural gas pipeline systems for total cash consideration of $1.2 billion. On Dec. 31, 2024, we completed the sale and recognized a gain of $227 million. This transaction aligns and enhances our capital allocation priorities within our integrated value chain.

Gulf Coast NGL Pipelines Acquisition - In June 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment includes approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil. A portion of the Easton assets are connected to our Mont Belvieu assets. We expect to add connections to our Houston-based assets beginning in mid-2025 through the end of 2025.

Business Update and Market Conditions - Over the past year, we experienced significant growth across our value chain due to our recent acquisitions. Earnings increased in 2024, compared with 2023, due primarily to a full year of earnings from the new Refined Products and Crude segment, higher NGL and natural gas processing volumes in the Rocky Mountain region and the impact of the interstate pipeline divestiture in the Natural Gas Pipelines segment. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States. Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and our consolidated earnings were approximately 90% fee-based in 2024.

Capital Allocation - We continue to focus on maintaining prudent financial strength and flexibility. In January 2025, our Board of Directors increased our quarterly dividend to $1.03 per share, an increase of 4% compared with the same quarter in the prior year. In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. As of Dec. 31, 2024, we repurchased $172 million of our outstanding common shares under the program. As of Dec. 31, 2024, we also had $733 million of cash and cash equivalents on hand and $2.5 billion of available capacity under our $2.5 Billion Credit Agreement.

Sustainability and Social Responsibility - Through our participation in the 2024 S&P Global Corporate Sustainability Assessment, we qualified for inclusion in the S&P Global Sustainability Yearbook for the fifth consecutive year, scoring within the top 15% of the Oil and Gas Storage and Transportation industry. Additionally, in 2024, we received an MSCI ESG Rating of AAA, and our ESG Risk Rating, as assessed by Morningstar Sustainalytics, was in the top 20% of the refiners and pipelines industry.

Natural Gas Gathering and Processing - In our Natural Gas Gathering and Processing segment, earnings increased in 2024, compared with 2023, due to higher volumes in the Rocky Mountain region, as well as the impact of the EnLink Controlling Interest Acquisition from the period of Oct. 15, 2024, to Dec. 31, 2024.

In our Natural Gas Gathering and Processing segment, we have a capital project to relocate a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be in service in the first quarter of 2026.

NGLs - In our Natural Gas Liquids segment, earnings decreased in 2024, compared with 2023, due primarily to the insurance settlement gain in 2023 related to the Medford incident, which was offset partially by higher volumes in the Rocky Mountain region and the impact of the EnLink Controlling Interest Acquisition from the period of Oct. 15, 2024, to Dec. 31, 2024.

In December 2024, we announced that we completed construction of our 125 MBbl/d MB-6 NGL fractionator and the looping of the West Texas NGL pipeline. Additional pump stations, which are expected to be completed in mid-2025, will further increase system capacity to 740 MBbl/d, more than doubling our NGL capacity out of the Permian Basin. In January 2025, we completed construction of our Elk Creek pipeline expansion project, which is partially in service. Upon supply of full power, expected in mid-2025, we will have capacity of 435 MBbl/d to transport growing volumes in the Rocky Mountain region, which will bring our total pipeline capacity out of the Rocky Mountain region to 575 MBbl/d.

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

Natural Gas Pipelines - In our Natural Gas Pipelines segment, earnings increased in 2024, compared with 2023, due primarily to the impact of the interstate pipeline divestiture and increased transportation services, as well as the impact of the EnLink Controlling Interest Acquisition from the period of Oct. 15, 2024, to Dec. 31, 2024.

We recently reactivated previously idled storage facilities with 3 Bcf of working gas storage capacity in Texas. In addition, we are in the process of expanding our storage injection capabilities in Oklahoma, which we expect to be complete in the second quarter of 2025. As a result of the EnLink Acquisitions, we have access to additional natural gas storage assets in Texas and Louisiana.

Refined Products and Crude - This reportable business segment was added in 2023 in conjunction with the Magellan Acquisition. Our 2023 results include the impact of the Magellan Acquisition from the period of Sept. 25, 2023, to Dec. 31, 2023. Earnings in this segment increased in 2024 due primarily to a full year of operating results following the Magellan Acquisition and due to the recent acquisitions of EnLink and Medallion. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of Oct. 15, 2024, to Dec. 31, 2024, and the impact of the Medallion Acquisition from the period of Nov. 1, 2024, to Dec. 31, 2024. In 2024, we benefited from mid-year tariff increases of Refined Products. Additionally, our optimization and marketing earnings have remained strong due to favorable commodity market conditions.

At the end of the first quarter 2024, we completed the expansion of our Refined Products pipeline to El Paso, Texas. This expansion provides additional Refined Products supply to growing markets in Texas, New Mexico, Arizona and Mexico.

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

BUSINESS STRATEGY

Our mission is to deliver energy products and services vital to an advancing world. Our vision is to create exceptional value for our stakeholders by providing solutions for a transforming energy future. Our business strategy is focused on:
•Zero incidents - We commit to developing processes to drive a zero-incident culture for the well-being of our employees, contractors and communities. Safety and environmental responsibility continue to be primary areas of focus for us.
•Highly engaged workforce - We strive to be an employer of choice and continue to focus on attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.
•Sustainable business model - We aim to maintain prudent financial strength and flexibility while operating a safe, reliable and resilient asset base. We seek to maintain investment-grade credit ratings and a strong balance sheet. We expect our internally generated cash flows will allow us to fund high-return capital projects in our existing operating regions, grow our dividend, reduce debt and fund our $2.0 billion share repurchase program. We aim to focus on capital projects that provide value-added products and services that contribute to long-term growth, profitability and business diversification. We continue to actively seek out opportunities that will complement our extensive assets and expertise.
•Maximizing total shareholder return - We plan to grow earnings through high-return capital projects that will allow us to increase our dividend and repurchase shares under our $2.0 billion share repurchase program. We seek consistent and strong returns on invested capital will allow us to reward our shareholders and provide the means and opportunity to serve our additional stakeholders, including employees and the communities in which we operate.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following four business segments:
•Natural Gas Gathering and Processing;
•Natural Gas Liquids;
•Natural Gas Pipelines; and
•Refined Products and Crude.

Natural Gas Gathering and Processing

Overview of Operations - In our Natural Gas Gathering and Processing segment, raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Gathered wellhead natural gas is directed to our processing plants to remove NGLs resulting in residue natural gas (primarily methane). Residue natural gas is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are delivered through NGL pipelines to fractionation facilities for further processing. Some of the heavier NGLs may separate upstream of processing and fractionation and are sold as condensate at NGL or crude oil markets. Our Natural Gas Gathering and Processing segment provides these midstream services to producers in the regions listed below.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations. We have more than 3 million dedicated acres in the Williston Basin.

The Powder River Basin is primarily located in Eastern Wyoming, which includes the NGL-rich Niobrara, Frontier, Turner and Mowry formations.

Mid-Continent region - The Mid-Continent region includes the natural gas and oil-producing Anadarko Basin, which includes the NGL-rich SCOOP and STACK areas, Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash, Cherokee and Mississippian Lime formations of Oklahoma. We have more than 600,000 dedicated acres in the Anadarko Basin, excluding EnLink. As a result of the EnLink Acquisitions, we have more than doubled our presence in the Mid-Continent region by expanding our existing presence in the Cana-Woodford Shale, Woodford Shale and STACK area, while also beginning to operate in the Arkoma-Woodford Shale.

Permian Basin region - The Permian Basin is a large, natural gas-rich sedimentary basin composed of the Midland Basin, located in West Texas, and the Delaware Basin, located in West Texas and Southeastern New Mexico. As a result of the EnLink Acquisitions, we have a meaningful presence in the Permian Basin, providing gathering and processing services in the Midland and Delaware Basins.

North Texas region - The North Texas region is located in the Barnett Shale, one of the largest onshore natural gas fields in the United States. As a result of the EnLink Acquisitions, we now provide gathering and processing services in the Barnett Shale.

BAKKEN
WILLISTON
POWDER RIVER
NIOBRARA
PICEANCE
ANADARKO
STACK
WOODFORD
SCOOP
CANA-WOODFORD
BARNETT
PERMIAN
EAGLE FORD
Natural Gas Gathering Pipeline
Processing Plant
EnLink Midstream

Property - Our Natural Gas Gathering and Processing segment includes the following assets, which are wholly owned, except where noted, and exclude EnLink, which is shown separately below:
•13,500 miles of natural gas gathering pipelines; and
•Natural gas processing plants with 1.9 Bcf/d of processing capacity in the Rocky Mountain region and 1.0 Bcf/d in the Mid-Continent region, which were 84% and 77% utilized in 2024 and 2023, respectively. In addition, we have up to 150 MMcf/d of processing capacity in the Mid-Continent region through a long-term processing services agreement with an unaffiliated third party.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service.

The following are the Natural Gas Gathering and Processing segment assets added as a result of the EnLink Acquisitions:
•9,000 miles of natural gas gathering pipelines (includes gross mileage of a consolidated, partially owned subsidiary); and
•Natural gas processing plants with 1.4 Bcf/d of processing capacity in the Mid-Continent region, 1.7 Bcf/d of processing capacity in the Permian Basin region (includes gross operating capacity of a consolidated, partially owned subsidiary), 0.8 Bcf/d of processing capacity in the North Texas region.

Sources of Earnings - Earnings for this segment are derived primarily from the following types of service contracts:
•Fee with POP contracts with no producer take-in-kind rights - We purchase raw natural gas and charge contractual fees for providing midstream services, which include gathering, treating, compressing and processing the producers’ natural gas. After performing these services, we sell the commodities and remit a portion of the commodity sales proceeds to the producers less our contractual fees. This type of contract represented 76% and 72% of supply volumes in this segment, excluding EnLink, for 2024 and 2023, respectively.
•Fee with POP contracts with producer take-in-kind rights - We purchase a portion of the raw natural gas stream, charge fees for providing the midstream services listed above, return certain commodities to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. This type of contract represented 19% of supply volumes in this segment, excluding EnLink, for both 2024 and 2023. EnLink’s service contracts are primarily fee with POP contracts with producer take-in-kind rights to certain commodities.
•Fee-only - Under this type of contract, we charge a fee for the midstream services we provide based on volumes gathered, processed, treated and/or compressed. Our fee-only contracts represented 5% and 9% of supply volumes in this segment, excluding EnLink, for 2024 and 2023, respectively.

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

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act. Although the FERC has made no specific declaration as to the jurisdictional status of our natural gas processing operations or facilities, our natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction. The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe our natural gas gathering facilities, upstream of our natural gas processing plants, meet the criteria used by the FERC for non-jurisdictional natural gas gathering facility status. Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. We transport residue natural gas from certain of our natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act of 1978, as amended. The states where we operate have statutes regulating, to varying degrees, the gathering of natural gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Liquids

Overview of Operations - In our Natural Gas Liquids segment, NGLs extracted at our own and third-party natural gas processing plants are gathered by our NGL gathering pipelines. Gathered NGLs are directed to our downstream fractionators to be separated into Purity NGLs. Purity NGLs are stored or distributed to our customers, such as petrochemical companies, propane distributors, diluent users, ethanol producers, refineries and exporters.

We provide midstream services to producers of NGLs in the Rocky Mountain region, Mid-Continent region, Permian Basin and Gulf Coast region (including Louisiana) and deliver those products to the market. Our primary markets include the Mid-Continent in Conway, Kansas, the Gulf Coast in Mont Belvieu, Texas, Louisiana and the upper Midwest. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle as well as a large number in the Permian Basin, Barnett Shale, East Texas and Louisiana regions are connected to our NGL gathering systems. Through our NGL gathering and distribution pipelines, and fractionation, terminal and storage facilities, we provide needed midstream services while connecting key supply and demand areas.

Property - Our Natural Gas Liquids segment includes the following assets, which are wholly owned, except where noted, and exclude EnLink, which is shown separately below:
•9,300 miles of gathering pipelines;
•4,800 miles of distribution pipelines;
•NGL fractionators with combined operating capacity of 960 MBbl/d (includes interests in our proportional share of operating capacity), including 310 MBbl/d in the Mid-Continent region and 650 MBbl/d in the Mont Belvieu, Texas area, which were 92% and 98% utilized in 2024 and 2023, respectively;
•one isomerization unit with operating capacity of 10 MBbl/d;
•one ethane/propane splitter with operating capacity of 40 MBbl/d;
•NGL storage facilities with operating storage capacity of 30 MMBbl; and
•eight Purity NGLs terminals.

We completed the construction of our 125 MBbl/d MB-6 fractionator, which is included in the assets listed above. We are in the process of reconstructing our 210 MBbl/d fractionator in Medford, Oklahoma, which is excluded from the assets listed above.

In addition, we have access to 6 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and 60 MBbl/d of
NGL fractionation capacity in the Gulf Coast through service agreements.

The following are the Natural Gas Liquids segment assets added as a result of the EnLink Acquisitions:
•800 miles of gathering pipelines (includes gross mileage of a consolidated, partially owned subsidiary);
•NGL fractionators with combined operating capacity of 235 MBbl/d; and
•NGL storage facility with operating storage capacity of approximately 10 MMBbl.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects.

Sources of Earnings - Earnings for our Natural Gas Liquids segment are derived primarily from fee-based services and commodity sales and purchases. We purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. We also sell NGLs to our affiliate in the Refined Products and Crude segment. Our business activities are categorized as follows:
•Exchange services - We utilize our assets to gather, transport, treat and fractionate NGLs, converting them into marketable Purity NGLs, and deliver them to a market center or customer-designated location. Some of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.
•Transportation and storage services - We transport Purity NGLs and certain Refined Products, primarily under regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.
•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through the purchase and sale of unfractionated NGLs and Purity NGLs. We transport Purity NGLs between the Mid-Continent region, upper Midwest and Gulf Coast regions to capture the location price differentials between market centers. Our marketing activities also include utilizing our NGL storage facilities to capture seasonal price differentials and serving marine, truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

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

Government Regulation - The operations and revenues of our NGL pipelines are regulated by various state and federal government agencies. Our interstate NGL pipelines are regulated under the Interstate Commerce Act, which gives the FERC jurisdiction to regulate the terms and conditions of service, rates, including depreciation and amortization policies, and initiation of service. Certain aspects of our intrastate NGL pipelines that provide common carrier service are subject to the jurisdiction of various state agencies in the states where we operate.

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

Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enables us to provide essential natural gas transportation and storage services. Growing demand from data centers and continued demand from local distribution companies, electric-generation facilities and large industrial companies support low-cost expansions that position us well to provide additional services to our customers when needed.

Intrastate Pipelines and Storage - Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Texas and Kansas. Our Oklahoma intrastate pipeline and storage assets have access to major natural gas production areas in the Mid-Continent region. Our Texas intrastate pipeline and storage assets have access to major natural gas producing formations in the Texas Panhandle. These assets provide shippers access to western markets, several markets to the southeast along the Gulf Coast, including the Houston Ship Channel, the Mid-Continent market to the north and exports to Mexico. Our storage facilities provide 61 Bcf of working gas storage capacity. Additionally, as a result of the EnLink Acquisitions, we also have intrastate pipeline and storage assets in Louisiana and North Texas. Our intrastate pipeline and storage companies primarily include:

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
•ONEOK WesTex Transmission, which transports natural gas throughout the western portion of the state of Texas, including the Waha Hub area where other pipelines may be accessed for transportation to western markets, exports to Mexico, several markets to the southeast along the Gulf Coast, including the Houston Ship Channel and the Mid-Continent market to the north. It has access to major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. ONEOK WesTex Transmission is connected to our ONEOK Texas Gas Storage facilities, which provide 8 Bcf of working gas storage capacity;
•Bridgeline Pipeline, acquired with the EnLink Acquisitions, which provides transportation and storage services to a variety of customers including South Louisiana industrial companies, power companies, utilities and Gulf Coast LNG facilities;
•Louisiana Intrastate Gas (LIG) Pipeline, acquired with the EnLink Acquisitions, which is a natural gas pipeline system providing a fully integrated wellhead to burner tip value chain that includes local gathering, processing, transmissions and treating services to Louisiana producers. The LIG Pipeline has access to the Haynesville shale producing area and connects to several other natural gas pipelines, providing additional system supply, and to the Jefferson Island storage facility; and
•Acacia Pipeline, acquired with the EnLink Acquisitions, which provides transportation services to connect production from the Barnett Shale to markets in North Texas.

Interstate Natural Gas Pipeline Divestiture - On Nov. 19, 2024, we entered into a definitive agreement with DT Midstream, Inc. to sell three of our wholly owned interstate natural gas pipeline systems, including Guardian and Viking, located in the Upper Midwest, and Midwestern Gas Transmission Company, located between Tennessee and the Chicago Hub near Joliet, Illinois. On Dec. 31, 2024, we completed the sale of these assets.

Interstate Pipelines - Sabine Pipeline was acquired with the EnLink Acquisitions and is an interstate natural gas pipeline that transports natural gas between Port Arthur, Texas, and the Henry Hub located in Erath, Louisiana. The Sabine Pipeline also owns and operates the Henry Hub, the official delivery mechanism and pricing point for Chicago Mercantile Exchange’s NYMEX natural gas futures.

Property - Our Natural Gas Pipelines segment includes the following wholly owned assets and exclude EnLink, which is shown separately below:

•5,200 miles of natural gas pipelines, which were 97% and 96% subscribed in 2024 and 2023, respectively; and
•seven underground natural gas storage facilities with 61 Bcf of total active working natural gas storage capacity which were 75% and 76% subscribed in 2024 and 2023, respectively.

Our storage includes two underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and three underground natural gas storage facilities in Texas.

The following are the Natural Gas Pipeline segment assets added as a result of the EnLink Acquisitions:
•3,200 miles of natural gas pipelines; and
•four underground natural gas storage facilities with approximately 13 Bcf of total active working natural gas storage capacity.

Sources of Earnings - Earnings for our Natural Gas Pipelines segment are derived primarily from fee-based services and our business activities are categorized as follows:

•Transportation services - Our regulated natural gas transportation services contracts are based upon rates stated in the respective tariffs, which have generally been established through shipper specific negotiation, discounts and negotiated settlements. The rates are filed with FERC or the appropriate state jurisdictional agencies. In addition, customers typically are assessed fees, such as a commodity charge, and we may retain a percentage of natural gas in-kind for our compression services. Our transportation earnings are primarily fee-based and utilize the following types of contracts:
◦Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay regardless of usage. Under this type of contract, the customer pays a monthly fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.
◦Interruptible service - Under interruptible service transportation agreements, the customer may utilize available capacity after firm service requests are satisfied. The customer is not guaranteed use of our pipelines unless excess capacity is available.
•Storage services - Our storage earnings are primarily fee-based and utilize the following types of contracts:
◦Firm service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee based on actual usage. Our firm storage contracts typically have terms longer than one year.
◦Park-and-loan service - An interruptible storage service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of our storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.
•Optimization and marketing - As a result of the EnLink Acquisitions, we also derive earnings from providing natural gas marketing and optimization for our customers.

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
•As a result of the EnLink Acquisitions, 15% ownership interest in Matterhorn, a bidirectional pipeline, which has capacity to transport 2.5 Bcf/d of natural gas from the Waha Hub to Katy, Texas.

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

Intrastate - Our intrastate natural gas pipelines in Oklahoma, Kansas, Louisiana and Texas are subject to rate regulation by state regulators and by the FERC under the Natural Gas Policy Act of 1978, as amended, for certain services where we deliver natural gas into FERC-regulated natural gas pipelines. While we have flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that we can charge our customers in Oklahoma and Kansas and for the services regulated by the FERC. In Texas and Kansas, natural gas storage may be regulated by the state and by the FERC for certain types of services. In Oklahoma, natural gas storage operations are not subject to rate regulation by the state, and we have market-based rate authority from the FERC for certain types of intrastate services.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Refined Products and Crude

Overview of Operations - Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. As a result of the EnLink Acquisitions and the Medallion Acquisition, we are also engaged in the gathering of crude oil. Crude oil pipelines gather and transport crude oil to refineries, export facilities and demand centers. Throughout our distribution system, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users.

Our Refined Products pipeline system is one of the longest common carrier pipeline systems for Refined Products in the United States, extending from the Texas Gulf Coast and covering a 15-state area across the central and western United States. Our crude oil assets are strategically located to transport and store crude oil and are connected to multiple trading and demand centers. We have existing crude oil pipelines in Kansas and Oklahoma, and from the Permian Basin in West Texas to our East Houston terminal. Our Houston distribution system connects our East Houston terminal through several interchanges to various points, including multiple refineries throughout the Houston area and crude oil import and export facilities. Our Cushing terminal primarily receives and distributes crude oil via the multiple pipelines that terminate in and originate from the Cushing hub. Our Corpus Christi terminal provides terminalling services and includes our splitter.

As a result of the EnLink Acquisitions and the Medallion Acquisition, we acquired crude oil gathering pipelines and crude oil storage facilities in the Permian Basin and the Mid-Continent region.

Property - Our Refined Products and Crude segment includes the following wholly owned assets, which exclude EnLink and Medallion, which are shown separately below:
•9,800 miles of Refined Products pipelines;
•1,100 miles of crude oil pipelines;
•53 Refined Products terminals;
•two marine terminals; and
•97 MMBbl of operating storage capacity.

The following are the Refined Products and Crude segment assets added as a result of the EnLink Acquisitions and the Medallion Acquisition:
•2,100 miles of crude oil gathering pipelines; and
•2 MMBbl of operating storage capacity.

We are in the process of constructing our greater Denver area pipeline expansion project. The project includes construction of a new 230-mile, 16-inch diameter pipeline from Scott City, Kansas, to Denver International Airport and the addition or upgrading of certain pump stations and will increase total system capacity by 35 MBbl/d and have additional expansion capabilities. This project is excluded from the assets listed above.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects.

Sources of Earnings - Earnings in this segment are derived primarily from transportation, storage and terminal services and product sales:

•Transportation services - We generate revenue from tariffs on volumes gathered and transported on our Refined Products and crude oil pipeline systems. These transportation tariffs vary depending upon where the product originates and where ultimate delivery occurs. Transportation fees are in published tariffs filed with the FERC or the appropriate state agency or established by negotiated rates.
•Storage and terminal services - We generate additional revenue from providing pipeline capacity and tank storage services, as well as providing services such as terminalling, ethanol and biodiesel unloading and loading, and additive injection, which are performed under short-term and long-term agreements.
•Optimization and marketing - At times, we obtain Refined Products and crude oil and utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through liquids blending and purchases and sales of product, including transmix, which is a mixture that forms when different Refined Products are transported in pipelines.

Unconsolidated Affiliates - Our Refined Products and Crude segment includes the following unconsolidated affiliates:

•a 30% ownership interest in BridgeTex, which owns an approximately 400-mile crude oil pipeline with transport capacity of up to 440 MBbl/d that connects Permian Basin crude oil to our East Houston terminal;
•a 40% ownership interest in Saddlehorn, which owns an undivided joint interest in an approximately 600-mile pipeline, with transport capacity of up to 290 MBbl/d of crude oil from the Denver-Julesburg Basin and Rocky Mountain region to storage facilities in Cushing, including our Cushing terminal; and
•a 25% ownership in MVP, which owns a Refined Products marine storage terminal along the Houston Ship Channel in Pasadena, Texas, including more than 5 MMBbl of storage, two ship docks and truck loading facilities.

Our other unconsolidated affiliates in this segment are not material.

See Note O of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Government Regulation - Our interstate common carrier pipelines are subject to rate regulation by the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. Most of the tariff rates on our long-haul pipelines are established under market-based rate authority or via negotiated rates that generally allow for annual inflation-based adjustments. Some shipments on our pipeline systems are considered to be in intrastate commerce and are subject to certain regulations with respect to such intrastate transportation by state regulatory authorities in Colorado, Kansas, Minnesota, Oklahoma, Texas or Wyoming. In future rate or rulemaking proceedings, the FERC or state regulatory authorities could reduce rates prospectively, limit our ability to increase future rates or modify the way rates are currently established. In certain circumstances, a change could also require the payment of refunds to shippers.

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

Demand for gathering and processing services is dependent on natural gas and crude oil production by producers in the regions in which we operate. Demand for NGLs and the ability of natural gas processors to sustain their operations successfully and economically affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, transportation and fractionation services. Natural gas and Purity NGLs are affected by the demand associated with the various industries that utilize the commodities, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, butanes and natural gasoline are also used by the petrochemical industry to produce chemical components, used for a range of products that improve our daily lives and promote economic growth, including health care products, recyclable food packaging, clothing, technology, building materials, industrial, manufacturing and energy infrastructure, lightweight vehicle components and batteries. Propane is also used to heat homes and businesses. Demand for Refined Products is influenced by many factors, including driving patterns, consumer preferences, economic conditions, population changes, government regulations, changes in vehicle fuel efficiency and the development of alternative energy sources. The demand for Refined Products in the market areas served by our pipeline system has historically been stable. Demand for shipments on our crude oil pipelines is driven primarily by crude oil production and takeaway demand in the regions in which we operate. Demand for natural gas, NGLs, Refined Products and crude oil is also impacted by global macroeconomic factors.

Commodity Prices - Our earnings are primarily fee-based in all of our segments; however, we are exposed to some commodity price risk. As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs, Refined Products and crude oil. Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts and our POP contracts with take-in-kind rights. Our Natural Gas Gathering and Processing segment follows a programmatic approach to hedging commodity price risk and expects to hedge approximately 75% of its monthly equity volumes over time. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Conway, Kansas, upper Midwest region, Mont Belvieu, Texas, and Louisiana; and the relative price differential between natural gas, NGLs and individual Purity NGLs, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the current price of NGLs on the spot market. We are also exposed to changes in the price of power, which can impact our fractionation and transportation costs. In our Natural Gas Pipelines segment, we are exposed to minimal commodity price risk associated with (i) changes in the price of natural gas, which impact our fuel costs and retained fuel in-kind received for our compression services; and (ii) the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market, which may affect customer demand for our natural gas storage services. In our Refined Products and Crude segment, we are exposed to some commodity price risk, including product price and location differentials primarily from our optimization and marketing activities, as well as product retained during the operations of our pipelines and terminals. See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

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
•quality and quantity of services provided;
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

We have remained competitive by executing strategic acquisitions; making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and improving operating efficiency. Our and our competitors’ infrastructure projects may affect commodity prices and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market and demand centers.

Customers - Our Natural Gas Gathering and Processing, Natural Gas Liquids and Refined Products and Crude segments derive fees for services from major and independent crude oil and natural gas producers. Our Natural Gas Liquids segment’s customers also include other NGL and natural gas gathering and processing companies. Our downstream commodity sales customers are primarily petrochemical, refining and marketing companies, utilities, large industrial companies, natural gasoline distributors, propane distributors, exporters and municipalities. Our Refined Products and Crude segment’s customers also include crude oil producers, refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. End markets for Refined Products deliveries are primarily retail gasoline stations, truck stops, farm cooperatives, railroad fueling depots, military bases and commercial airports. Our Natural Gas Pipeline segment’s assets primarily serve local distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. Our utility customers generally require our services regardless of commodity prices. See discussion regarding our customer credit risk under “Counterparty Credit Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. primarily operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters. We have a wholly owned captive insurance company, which was formed in 2022.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

We are subject to a variety of historical preservation and environmental and safety laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous waste, wetland and waterway preservation, wildlife conservation, cultural resource protection, hazardous materials transportation, cleanup of spills or releases of hazardous substances and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties, reputational harm, claims or lawsuits from third parties, and/or interruptions in our operations that could be material to our results of operations or financial condition. We may also incur material costs for cleanup of spills or releases of hazardous substances. In addition, emissions controls and/or other regulatory or permitting mandates under the Federal Clean Air Act, as amended (Clean Air Act), and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot ensure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. We also cannot ensure that existing permits will not be revised or cancelled, potentially impacting facility construction activities or ongoing operations.

Air and Water Emissions - The Clean Air Act, the Federal Water Pollution Control Act Amendments of 1972, as amended (Clean Water Act), the Oil Pollution Act of 1990 and analogous state laws and/or regulations impose restrictions and controls regarding the release of pollutants into the air and water in the United States. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for pollutants discharged into waters of the United States and requires remediation of waters affected by such discharge. The Oil Pollution Act aims at preventing and responding to oil spills in U.S. waters and shorelines.

GHG Emissions - In 2023, GHG emissions were approximately 3.7 million metric tons of carbon dioxide equivalents of Scope 1 emissions and 3.1 million metric tons of carbon dioxide equivalents of Scope 2 emissions. Scope 1 emissions originate from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as fugitive methane emissions. Scope 2 emissions are generated from purchased power sources.

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030 for our legacy ONEOK assets. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of Dec. 31, 2019. As of Dec. 31, 2024, we have achieved reductions totaling approximately 1.7 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system utilization and optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. GHG emission reductions as reported may be modified, updated, changed or supplemented based on available information. For the years ended Dec. 31, 2024, 2023 and 2022, we did not have any material dedicated capital expenditures specifically for climate-related projects, nor did we purchase or sell carbon credits or offsets. Progress to date on our goal has been accomplished through routine capital projects and asset optimizations that were primarily performed for operational improvements that inherently improved our emissions profile. We continue to anticipate several potential pathways toward achieving our emissions reduction target. In 2025, we intend to work towards further reductions in our emissions toward our target through improved methane management practices and system optimization that will not require material capital expenditures. We do not anticipate purchasing or selling carbon credits or offsets in 2025.

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

We are a participant in the American Petroleum Institute’s The Environmental Partnership and are enrolled in environmental performance programs that are designed to further reduce emissions using proven, cost-effective controls.

Regulation

United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) - On Jan. 17, 2025, the PHMSA issued a final rule, which has been submitted to the Federal Register underscoring to pipeline and pipeline facility operator’s requirements to minimize methane emissions in the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020. The PIPES Act directs pipeline operators to update their inspection and maintenance plans to address the elimination of hazardous leaks and to minimize natural gas releases from pipeline facilities. The updated plans must also address the replacement or remediation of pipeline facilities that historically have been known to experience leaks. We have completed and continue to update our pipeline maintenance procedures to identify and reduce methane leaks.

United States Environmental Protection Agency (EPA) - The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from our affected facilities and the carbon dioxide emission equivalents for all hydrocarbon liquids produced by us as if all products were combusted, even if they are used otherwise. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.

In 2024, the EPA finalized its rule targeting oil and gas section emissions of greenhouse gases (primarily methane) and volatile organic compounds (VOCs). The rule includes (i) new source performance standards codified in 40 C.F.R. Part 60 Subpart OOOOb for new sources (i.e., facilities that commence construction, reconstruction, or modification after Dec. 6, 2022), (ii) emission guidelines codified in 40 C.F.R. Part 60 Subpart OOOOc that states must use to develop performance standards for existing sources (i.e., facilities that existed on or before Dec. 6, 2022). This final rule was challenged in court by states and industry stakeholders, which litigation is ongoing. In addition, in January 2025, the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remain uncertain. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions. However, the EPA and/or state regulators may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.

Renewable Fuel Standard - We are an obligated party under the Renewable Fuel Standard (RFS) promulgated by the EPA and are required to satisfy our Renewable Volume Obligation (RVO) on an annual basis. To meet our RVO, we must either ensure that the transportation fuel we produce in our optimization and marketing activities contains the mandated renewable fuel components or purchase credits to cover any shortfall. We generally satisfy our RVO requirements through the purchase of RINs. RINs are generated when a gallon of renewable fuel is produced and may be separated when the renewable fuel is blended into gasoline or diesel fuel, at which point the RIN is available for use in compliance or available for sale on the open market. As the RFS program is currently structured, the RVO of all obligated parties may increase over time unless adjusted by the EPA. The ability to incorporate increasing volumes of renewable fuel components into fuel products and the availability of RINs may be limited, which could increase our RFS compliance costs or limit our ability to blend.

In 2024, the EPA finalized changes to the federal gasoline distribution regulations. We do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current regulations.

Additionally, we are subject to the EPA’s fuels compliance regulations. These regulations include standards for fuel parameters and require rigorous product sampling and testing, recordkeeping and reporting. Our ongoing compliance with these regulations is not expected to have a material adverse effect on our business.

Federal Regulation - In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. In addition, the IRA directed the EPA to impose and collect “Waste Emissions Charges,” or “Methane Fees,” for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have a methane emissions intensity in excess of the relevant statutory threshold. In January 2025, industry associations and certain states challenged the Waste Emissions Charge rule in the D.C. Circuit, and the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remain uncertain at this time. Based on text in the IRA and a related rule that the EPA finalized in November 2024 that will require payment of Methane Fees to the EPA beginning in 2025 (for 2024 reported emissions), the 2024 Methane Fees, if implemented, will not have a material impact on our results of operations, financial position or cash flows.

We believe it is likely that continued future governmental legislation and/or regulation may require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than or independent of federal regulation, these regulations could be more stringent than requirements in any future federal legislation and/or regulation. We monitor all relevant legislation and regulatory initiatives to assess the potential impact on our operations and otherwise take steps to limit GHG emissions from our facilities, including methane.

For additional information regarding the potential impact of laws and regulations on our operations see Item 1A “Risk Factors.”

Waste - Our operations generate waste, including hazardous waste, that is subject to the requirements of the Resource Conservation and Recovery Act, as amended (RCRA), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements as our operations routinely generate only small quantities of hazardous waste, and we are not a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA permit. While the RCRA currently exempts a number of types of waste from being subject to hazardous waste requirements, including many oil and gas exploration and production wastes, the EPA could consider the adoption of stricter disposal standards for non-hazardous waste. Moreover, it is possible that additional waste, which could include non-hazardous waste currently generated during operations, may be designated as hazardous waste. Hazardous waste is subject to more rigorous and costly storage and disposal requirements than non-hazardous waste. Changes in the regulations could materially increase our operating expenses.

We own or lease properties where hydrocarbons have been handled for many years, during which operating and disposal standards have evolved. Although we believe we have utilized operating and disposal practices that meet prevailing industry standards, hydrocarbons or other waste may have been disposed of or released on, under or from the properties owned or leased by us or at offsite disposal facilities. In addition, many of these properties were previously operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and waste disposal facilities may be subject to Comprehensive Environmental Response Compensation and Liability Act, as amended, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed waste, including waste disposed of or released by prior owners or operators, to remediate contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.

Pipeline and Facility Safety - We are subject to PHMSA safety regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas (HCAs). The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) increased maximum penalties for violating federal pipeline safety regulations, directs the United States Department of Transportation (DOT) and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us and may result in the imposition of more stringent regulations. Penalty amounts have since been regularly adjusted for inflation with the most recent adjustment taking effect on Dec. 30, 2024. In 2015 through 2022, PHMSA issued notices of proposed rulemaking for hazardous liquid pipeline safety regulations, natural gas transmission and gathering lines and underground natural gas storage facilities. For natural gas and natural gas gathering pipelines, the new proposed regulations became known as “the Mega Rule.” The Mega Rule increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties with full compliance deadlines extending into 2035; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with these requirements.

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

In 2020, legislation was passed to reauthorize PHMSA through 2024. Legislation is currently pending to extend this authorization. Certain requirements for operations and maintenance, integrity management, leak detection and public awareness will be subject to future rulemaking as a result. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new regulations.

Our marine terminals along coastal waterways are subject to U.S. Coast Guard regulations and comparable state and municipal statutes relating to the design, installation, construction, testing, operation, replacement and management of these assets.

Certain of our field injection and withdrawal wells and water disposal wells are subject to the jurisdiction of the Railroad Commission of Texas (RRC). The RRC regulations require that we report the volumes of natural gas and water disposal associated with the operations of such wells on a monthly and annual basis, respectively. Results of periodic mechanical integrity tests must also be reported to the RRC. In addition, our underground natural gas storage caverns in Louisiana are subject to the jurisdiction of the Louisiana Department of Natural Resources (LDNR). In recent years, LDNR has put in place more comprehensive regulations governing underground hydrocarbon storage in salt caverns, and we believe we are in substantial compliance with these newer regulations.

PHMSA regulates safety issues related to downhole facilities located at both intrastate and interstate underground natural gas storage facilities. PHMSA mandates certain reporting requirements for operators of underground natural gas storage facilities and sets minimum federal safety standards. In addition, all intrastate transportation-related underground natural gas storage facilities are subject to minimum federal safety standards and are inspected by PHMSA or by a state entity that has chosen to expand its authority to regulate these facilities under a certification filed with PHMSA. State entities that exercise jurisdiction over our underground natural gas storage facilities include the RRC (for our underground natural gas storage facilities in Texas) and LDNR (for our underground natural gas storage facilities in Louisiana). We do not believe continued compliance with safety standards and other requirements applicable to our underground natural gas storage facilities will have a material impact on results of operations, financial position or cash flows.

In July 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, NGL fractionation facility. All personnel were safe and accounted for with temporary evacuations of local residents taken as a precautionary measure. As a result of the incident, the United States Chemical Safety and Hazard Investigation Board (CSB) requested information including the incident investigation report and causal factors of the incident, which we submitted to the CSB. This inquiry is still active with the CSB.

Pipeline Security - In April 2021, the United States Department of Homeland Security’s Transportation Security Administration (TSA) released revised pipeline security guidelines that included broader definitions for the determination of pipeline “critical facilities.” In September 2024, we completed our annual review of our pipeline facilities according to the guidelines. The cost of compliance did not have a material impact on our operations, financial position or cash flows.

In July 2021, the TSA began issuing pipeline security directives to owners and/or operators of critical pipeline systems or facilities. Pursuant to those directives, our Cybersecurity Implementation Plan was last approved in August 2024, and our Cybersecurity Assessment Plan was last approved in September 2024. While compliance with the security directives requires significant internal and external resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

HUMAN CAPITAL

The long-term sustainability of our business is dependent on our continued ability to maintain a highly engaged workforce. To accomplish this, our business strategy includes attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.

We conduct employee engagement surveys, typically on an annual basis. In 2024, the annual employee engagement participation rate increased to 93% compared with 90% in 2022, the last year a survey was conducted. We did not complete a survey in 2023 as we focused on stabilizing and integrating our employee base following the Magellan Acquisition. The overall engagement mean increased to the 80th percentile and the ratio of engaged employees to actively disengaged also increased. All leaders have been asked to discuss the 2024 survey results with their teams and create an engagement plan for 2025. Training and support resources are available through our learning management system, the Gallup engagement portal and dedicated individuals, engagement champions, within the business.

As of Dec. 31, 2024, we had 5,177 employees, which excludes EnLink employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

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
•Inclusion & Diversity: we respect the uniqueness and worth of each individual, and we believe that an inclusive culture and diverse workforce are essential for a sense of belonging, engagement and performance.
•Excellence: we hold ourselves and others accountable to a standard of excellence through continuous improvement and teamwork.
•Service: we invest our time, effort and resources to serve each other, our customers and communities.
•Innovation: we seek to develop creative solutions by leveraging collaboration through ingenuity and technology.

Inclusion and Diversity - Our inclusion and diversity (I&D) strategy is a cross-functional effort that draws upon contributions from employees at all levels of the organization and is focused on enhancing the workplace to attract and retain talent. The strategy is guided by a council composed of a diverse group of employees who represent different demographics, work locations, points of view, roles and levels of seniority. We also have a team within our human resources department that is wholly dedicated to supporting our I&D efforts.

We provide support for four employee-led business resource groups (BRGs) that include a Racial/Ethnic Inclusion Resource Group, Veterans Resource Group, Women’s Resource Group and LGBTQ+ Resource Group. The purpose of these groups is to promote the attraction, development, engagement and retention of members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become supporters of our BRGs.

We embed I&D concepts into our core leadership development curriculum and sponsor a number of internal programs intended to promote I&D. In addition, we seek to give back to the communities where we operate by partnering on initiatives to support underrepresented community members and local charitable organizations.

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

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and billing resolution. We offer full pay for maternity, paternity or adoption leave of up to 240 hours per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption and/or surrogacy. Additional benefits available for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, fertility benefits, disease prevention and management programs and full pay while on bereavement, military or personal and family care leave. We expect that beginning on May 1, 2025, legacy EnLink employees will have access to these ONEOK health and welfare benefits.

We also provide the opportunity for our employees to help fellow employees through the ONE Trust Fund by contributing donated vacation hours or monetary donations. The ONE Trust Fund is a nonprofit, charitable organization run entirely by employee volunteers, that serves our employees in times of personal crises due to natural disasters, medical emergencies or other hardships. Further, we provide volunteer opportunities and volunteer grants, as well as $10,000 of charitable giving matching, annually, through the ONEOK Foundation. Subsequent to the EnLink Acquisition completed on Jan. 31, 2025, we expect legacy EnLink employees to have access to the ONE Trust Fund benefits and can begin making contributions to the fund beginning on May 1, 2025.

Personal and Professional Development - We provide various options to assist with career growth and development. For employees just entering the workforce who desire to advance their career and continue to learn or for the employees who are interested in developing their skills, we provide education and training in a variety of areas, including leadership, functional and industry-specific topics, professional development and skill-building opportunities. Our organizational development and I&D teams provide live in-person and virtual classroom training, computer-based self-study and one-on-one coaching that is available to all employees.

We value education and assist eligible employees with the expense of furthering their education in job-related fields, including up to $5,250 per year in qualifying tuition expenses. We also may reimburse employees for certain job-related professional certification examination fees.

Recruiting - We make it a priority to attract, select, develop, motivate, challenge and retain the talent necessary to support our key business strategies. We use targeted recruitment events, maintain strong relationships with area technical schools, colleges and universities, and we offer compensation benefits and career opportunities that are designed to position us as an employer of choice. I&D continues to be a priority in recruiting, and we deploy sourcing strategies designed to access talent from groups that are historically underrepresented in our industry and workplace.

Retirement - We maintain a 401(k) Plan for our employees and match 100% of employee contributions up to 6% of eligible compensation each payroll period, subject to applicable tax limits. We have a legacy defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. In addition, as a result of the Magellan Acquisition, we assumed the pension and postretirement benefit obligations for Magellan employees and former employees. These obligations are composed of two defined benefit pension plans, including one for non-union employees and one for union employees, as well as a postretirement welfare benefit plan for certain employees. The pension plan for non-union employees closed to new participants upon the closing of the Magellan Acquisition. The pension plan for union employees closed to new participants in January 2024. Employees who do not participate in our defined benefit pension plan are eligible to receive quarterly and annual profit-sharing contributions under our 401(k) Plan. Effective Jan. 1, 2025, the profit-sharing quarterly contributions increased to 6% from 1% of quarterly eligible compensation. We will continue to make annual discretionary contributions of up to 2% of eligible compensation. As of Dec. 31, 2024, 96% of eligible employees were contributing to our 401(k) Plan. For additional information about our retirement benefits, see Note M of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
Julie H. Edwards	66	2022 to present	Board Chair, ONEOK
Board Chair		2007 to 2022	Board Director, ONEOK
Pierce H. Norton II	65	2021 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2021 to present	Member of the Board of Directors, ONEOK
		2014 to 2021	President and Chief Executive Officer, ONE Gas, Inc.
		2014 to 2021	Member of the Board of Directors, ONE Gas, Inc.
Walter S. Hulse III	61	2022 to present	Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development		2019 to 2021	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
Kevin L. Burdick	60	2023 to present	Executive Vice President and Chief Enterprise Services Officer, ONEOK
Executive Vice President and Chief Enterprise Services Officer		2022 to 2023	Executive Vice President and Chief Commercial Officer, ONEOK
		2017 to 2022	Executive Vice President and Chief Operating Officer, ONEOK
Sheridan C. Swords	55	2025 to present	Executive Vice President and Chief Commercial Officer, ONEOK
Executive Vice President and Chief Commercial Officer		2023 to 2025	Executive Vice President, Commercial Liquids and Gathering and Processing, ONEOK
		2022 to 2023	Senior Vice President, Natural Gas Liquids and Natural Gas Gathering and Processing, ONEOK
		2017 to 2022	Senior Vice President, Natural Gas Liquids, ONEOK
Lyndon C. Taylor	66	2023 to present	Executive Vice President, Chief Legal Officer and Assistant Secretary, ONEOK
Executive Vice President, Chief Legal Officer and Assistant Secretary		2005 to 2021	Executive Vice President and Chief Legal and Administrative Officer, Devon Energy Corporation
Randy N. Lentz	60	2025 to present	Executive Vice President and Chief Operating Officer, ONEOK
Executive Vice President and Chief Operating Officer		2010 to 2024	President and Chief Executive Officer, Medallion Midstream, LLC
Charles M. Kelley (a)	66	2022 to present	Senior Vice President, Natural Gas Pipelines, ONEOK
Senior Vice President, Natural Gas Pipelines		2018 to 2022	Senior Vice President, Natural Gas, ONEOK
Mary M. Spears	45	2022 to present	Senior Vice President and Chief Accounting Officer, Finance and Tax, ONEOK
Senior Vice President and Chief Accounting Officer, Finance and Tax		2019 to 2021	Vice President and Chief Accounting Officer, ONEOK
(a) - Charles M. Kelley has announced his retirement, effective March 2025.

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, Proxy Statements, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report and the written charters of our Board Committees also are available on our website, and we will provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website, or posted on our social media accounts, including any corresponding applications, are not incorporated by reference into this report.

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

Our gathering and transportation pipeline systems are dependent upon production from natural gas and crude oil wells, which naturally decline over time. As a result, our cash flows associated with these wells may also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and the asset utilization rates at our processing and fractionation facilities, we must continually obtain new supplies. Our ability to maintain or expand our businesses depends largely on the level of drilling and production by third parties in the regions in which we operate. Our natural gas, NGL and crude supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond our control, including:
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
•regulatory compliance and environmental or other governmental regulations;
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

Uncertainty or adverse changes in economic conditions worldwide, in the United States, or in the economic regions in which we operate, could negatively affect the crude oil and natural gas markets, resulting in reduced demand and increased price competition for our services and products, or otherwise affect adversely our business, results of operations, financial position and cash flows. Volatility in commodity prices may have an impact on many of our suppliers and customers, which, in turn, could have a negative impact on their ability to meet their obligations to us. Periods of severe volatility in equity and credit markets may disrupt our access to such markets, make it difficult to obtain financing necessary to expand facilities or acquire assets, increase financing costs and result in the imposition of restrictive financial covenants. Also, economic conditions following the COVID-19 pandemic included increased inflation. While inflation has declined since the second half of 2022, inflationary pressures have resulted in, and may continue to result in, additional increases to the cost of our materials, services and personnel, which could increase our capital expenditures and operating costs. Sustained levels of high inflation caused the Federal Reserve System and other central banks to increase interest rates, which may cause the cost of capital to increase and depress economic growth, either of which, or the combination of both, could affect adversely our business, results of operations, financial position and cash flows.

The volatility of natural gas, NGL, Refined Products and crude oil prices could affect adversely our earnings and cash flows.

Lower commodity prices could reduce crude oil, natural gas and NGL production, which could decrease the demand for our services. Additionally, a portion of our revenues are derived from the sale of commodities that are received or purchased in conjunction with our gathering, processing, fractionation, transportation and storage services. As commodity prices decline, we could be paid less for our commodities thereby reducing our cash flows. Historically, commodity prices have been volatile and can change quickly. It is likely that commodity prices will continue to be volatile in the future.

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

The demand for our storage services has resulted in part from customers’ desire to have the ability to take advantage of profit opportunities created by the volatility in prices of Refined Products, crude oil and natural gas. Periods of prolonged stability or declines in these commodity prices could reduce demand for our storage services. If federal, state or international regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to identify customers willing to contract for such services or be forced to reduce the rates we charge for our services. The realization of any of these risks could adversely affect our business.

We depend on producers, gathering systems, refineries and pipelines owned and operated by others to supply our assets, and any closures, interruptions or reduced activity levels at these facilities may adversely affect our business, results of operations, financial position and cash flows.

We depend on crude oil production and on connections with gathering systems, refineries and pipelines owned and operated by third parties to supply our assets. We cannot control or predict the amount of product that will be delivered to us by the gathering systems and pipelines that supply our assets, nor can we control or predict the output of refineries that supply our Refined Products pipelines and terminals. Changes in the quality or quantity of this crude oil production, outages at these refineries or reduced or interrupted throughput on gathering systems or pipelines due to weather-related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes could reduce shipments on our pipelines or result in our being unable to receive products at or deliver products from our terminals, any of which could adversely affect our business, results of operations, financial position and cash flows.

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

There are expectations that companies across all industries address ESG issues, including climate change. Changes in regulatory policies, public sentiment or widespread adoption of technologies that aim to address climate change through reducing GHG emissions may result in a reduction in the demand for hydrocarbon products, restrictions on their use or increased use of alternative energy sources. These changes could reduce the demand for our services, impacting our business, results of operations, financial position and cash flows.

In addition, increasing attention to climate change has resulted in an increased likelihood of governmental investigations, regulation, shareholder activism and private litigation, which could increase our costs or otherwise affect adversely our business. For example, the SEC finalized new climate change disclosure requirements in March 2024 but stayed the rules in April 2024 pending judicial review of several lawsuits filed by states, industry and environmental groups challenging the rule. It is unclear when the rules will become effective, if at all. If these or any other climate disclosure requirements become effective, we may face increased costs associated with complying with such new climate disclosure rules.

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

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 emissions by 2030 for our legacy ONEOK assets. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of Dec. 31, 2019. To the extent that the potential pathways we have identified to achieve this emissions reduction target are not available to us, or to the extent we otherwise are unable to make progress toward other ESG-related targets we may establish, we may face additional costs to meet these targets, or we may fail to meet them, which could negatively impact our business and reputation.

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

Our operations are subject to all the risks and hazards typically associated with the operation of gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, damage by third parties, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions (including extreme cold weather), public health crises including a pandemic (such as COVID-19), cybersecurity attacks, geopolitical events, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Similar operational hazards and unforeseen interruptions may also impact our producers or suppliers; for example, extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. The occurrence of operational hazards and unforeseen interruptions could affect adversely our business, results of operations, financial position and cash flows.

Premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. Insurance proceeds may not be adequate to cover all liabilities or incurred costs and losses or lost earnings. Further, we are not fully insured against all risks inherent to our business. If we were to incur a significant liability for which we were not fully insured, it could affect adversely our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance may not be paid in a timely manner or reach the level of coverage purchased.

Continued development of supply sources outside of our operating regions could impact demand for our services.

Production areas outside of our operating regions may compete with natural gas, NGL, Refined Products and crude oil supply originating in production areas connected to our systems, which may cause products in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts.

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

Due to increased technology advances and an increase in remote work arrangements, we have become more reliant on technology to help increase efficiency in our businesses. According to experts, there has been a rise in the number and sophistication of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations and, as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems, or those of our vendors or counterparties, could result in a disruption of our operations, physical or environmental damages, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors and counterparties, including personnel, customer, vendor and counterparty information, we could also be subject to liability under relevant contractual obligations, laws and regulations protecting personal data and privacy. Efforts by us and our vendors and counterparties to develop, implement and maintain security measures may not be successful in anticipating, detecting or preventing these events from occurring, due in part to attackers’ ever-changing methods and efforts to conceal their activities, and any network and information systems-related events could require us to expend significant resources to identify, assess and remedy such events. Cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access and to identify and appropriately report cyberattacks, remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, including sufficient insurance, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations or cumbersome contractual obligations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and the TSA security directives, have utilized significant internal and external resources, and any potential future statutes, regulations or orders could lead to further increased regulatory compliance costs, insurance coverage costs or capital expenditures. We cannot predict the potential impact to our business resulting from additional regulations.

Terrorist attacks, including cyber sabotage, aimed at our facilities could affect adversely our business, results of operations, financial position and cash flows.

The United States government has issued warnings that energy assets, including our nation’s pipeline infrastructure, may be the future target of terrorist organizations or “cyber sabotage” events. For example, in May 2021, a ransomware attack on a major U.S. Refined Products pipeline forced the operator to temporarily shut down the pipeline, resulting in disruption of fuel supplies along the East Coast. Potential targets include our facilities, pipelines, databases or operating systems. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets or cause significant harm to our operations, including full or partial disruption to our ability to provide service to our customers. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could also cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs. The potential for an attack may subject our operations to increased risks and costs, and any such terrorist attack or cyber sabotage on our facilities, pipelines, databases of operating systems, those of our customers, or in some cases, those of other pipelines could have a material adverse effect on our business, results of operations, financial position and cash flows.

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
•opposition from environmental and social groups, landowners, tribal groups, local groups and other advocates could result in organized protests, attempts to block or sabotage construction activities or operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction or operation of our assets;
•we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, NGLs, Refined Products and crude oil, which may not be operational; and
•inflationary pressure, along with pressure that may arise from the imposition by the federal government of tariffs on non-U.S. produced construction materials, could increase our costs for construction materials or labor.
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

We face competition for supply and, as a result, we may have significant levels of excess capacity on our pipeline, processing, fractionation, terminal and storage assets.

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

Our operating cash flows are derived partially from cash distributions we receive from our unconsolidated affiliates, as discussed in Note O of the Notes to Consolidated Financial Statements in this Annual Report. The amount of cash that our unconsolidated affiliates can distribute principally depends upon the amount of cash flows these affiliates generate from their respective operations, which may fluctuate from quarter to quarter. We may be unable to unilaterally determine the cash distribution policies of our unconsolidated affiliates. This may contribute to us not having sufficient available cash each quarter to continue paying dividends at the current levels.

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

We currently have substantial U.S. federal net operating loss (NOL) carry forward and other state tax attributes. Our ability to use these tax attributes to reduce our future U.S. federal and state income tax obligations depends on many factors, including our future taxable income, the timing of which is uncertain. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and corresponding provisions of state law.

Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an ownership change, which is generally defined as a greater than 50 percent change in its equity ownership over a three-year period, the company’s ability to utilize U.S. NOL carryforwards and other tax attributes may be limited. We believe our historical U.S. NOL carryforwards and other tax attributes are not currently subject to a limitation as a result of an ownership change. However, it is possible that an ownership change may occur in the future, which may materially impact our ability to use our U.S. NOL carryforwards and other tax attributes to reduce U.S. federal and state taxable income. Such limitation could affect adversely our results of operations, financial position and cash flows. The historical EnLink NOL carryforward acquired upon the completion of the EnLink Acquisition is expected to be subject to limitations under Section 382 of the Code.

RISK FACTORS RELATED TO REGULATION

Increased regulation of exploration and production activities, including hydraulic fracturing, well setbacks and disposal of wastewater, could result in reductions or delays in drilling and completing new crude oil and natural gas wells.

The crude oil and natural gas industries rely on supplies from nonconventional sources, such as shale and tight sands. Crude oil and natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate crude oil and natural gas production. Legislation or regulations placing restrictions on exploration and production activities, including hydraulic fracturing and disposal of wastewater, could result in operational delays, increased operating costs and additional regulatory burdens on exploration and production operators. Any of these factors could reduce their production of crude oil and unprocessed natural gas and, in turn, affect adversely our revenues and results of operations by decreasing the volumes of crude oil, natural gas and NGLs gathered, treated, processed, fractionated, stored and transported on our or our joint ventures’ assets.

Our business is subject to regulatory oversight and potential penalties.

The energy industry is subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:
•changes to federal, state and local taxation;
•regulatory approval and review of certain of our rates, operating terms and conditions of service;
•the types of services we may offer our counterparties;
•construction and operation of new facilities, and modifications and operation of existing facilities;
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

The FERC’s ratemaking methodologies may limit our ability to increase rates by amounts sufficient to reflect our actual cost or may delay the use of rates that reflect increased costs. The FERC’s indexing methodology is based on changes in the producer price index for finished goods combined with an index adjustment. The methodology is subject to review every five years and currently allows a pipeline to change its rates each year to a new ceiling level. When the change in the ceiling level is negative, we are generally required to reduce our rates that are subject to the FERC’s indexing methodology. The results of FERC’s last five-year review were subject to appeal at the D.C. Circuit, which vacated FERC’s orders and remanded to FERC. FERC subsequently issued a supplemental notice of proposed rulemaking proposing to reduce the index price back down to the rehearing order price and the proposal is now pending at FERC.

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

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the United States Environmental Protection Agency (EPA) establishes a Renewable Volume Obligation (RVO) requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable energy credits, called RINs, to meet this obligation. Increases in the cost or decreases in the availability of RINs could have an adverse impact on our business.

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

We believe it is likely that future governmental legislation and/or regulation on the federal, state and regional levels, may further require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. For example, the Inflation Reduction Act of 2022 (IRA) directs the EPA to impose and collect payment of “Waste Emissions Charges,” or “Methane Fees,” for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have methane emissions intensity in excess of the relevant statutory threshold. Based on text in the IRA and a related rule that the EPA finalized in November 2024 to implement the Methane Fee program, we expect to begin paying Methane Fees in 2025 (for 2024 reported emissions) for applicable facilities. In January 2025, industry associations and certain states challenged the Waste Emissions Charge rule in the D.C. Circuit, and the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remain uncertain at this time. Methane Fees, if implemented, and other legislative and/or regulatory initiatives could make some of our activities uneconomic to maintain or operate. However, we cannot predict precisely what form these future legislative and/or regulatory initiatives will take, the stringency of such initiatives, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG legislative and/or regulatory requirements. Our future results of operations, financial position or cash flows could be affected adversely if such costs are not recovered or otherwise passed on to our customers.

Our operations are subject to federal and state laws and regulations relating to the protection of public health and safety and the environment, which may expose us to significant costs and liabilities. Increased litigation and activism challenging continued reliance upon oil and gas as well as changes to and/or increased penalties from the enforcement of laws, regulations and policies could impact adversely our business.

The risk of incurring substantial environmental costs and liabilities is inherent in our business. Our operations are subject to extensive federal, state and local laws and regulations relating to the protection of the environment. Examples of these laws include the:
•Federal Clean Air Act, as amended, and analogous state laws that impose obligations related to air emissions;
•Federal Water Pollution Control Act Amendments of 1972, as amended, and analogous state laws that impose requirements related to activities in and around certain state and federal waters, including requirements related to discharge of wastewater from our facilities into state and federal waters and discharge of dredge and fill materials, such as dirt and other earthy materials, into waters of the United States;
•Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;
•Endangered Species Act of 1973 and analogous state laws that impose obligations related to protection of threatened and endangered species; and
•Resource Conservation and Recovery Act, as amended (RCRA), and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

Various federal and state governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them. Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several, strict liability may be incurred without regard to fault under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas.

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store; air emissions related to our operations; past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our current or historical operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs, penalties and other cost associated with any alleged noncompliance, and the cost of any remediation that may become necessary; some of these costs could be material and could adversely affect our business, results of operation, financial position and cash flows. Our insurance may not cover all of these environmental risks, and there are also limits on coverage. Additional information is included under Item 1, Business, under “Regulatory, Environmental and Safety Matters” and in Note P of the Notes to Consolidated Financial Statements in this Annual Report.

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

As of Dec. 31, 2024, we had total indebtedness of $33.2 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
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

Our $3.5 Billion Credit Agreement contains provisions that, among other things, limit our ability to make material changes to the nature of our business, merge, consolidate or dispose of all or substantially all of our assets, grant liens and security interests on our assets, engage in transactions with affiliates or make restricted payments, including dividends. It also requires us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur, as described in the “Liquidity and Capital Resources” section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operations, in this Annual Report. These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash. Future financing agreements we may enter into may contain similar or more restrictive covenants.

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

Although ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have guaranteed our debt securities, the guarantees are subject to release under certain circumstances, and we have subsidiaries that are not guarantors. In those cases, the debt securities effectively are subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the debt securities.

A court may use fraudulent conveyance considerations to avoid or subordinate the cross guarantees of our and ONEOK Partners’ indebtedness.

ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for our and ONEOK Partners’ indebtedness. A court may use fraudulent conveyance laws to subordinate or avoid the cross guarantees of certain of this indebtedness. It is also possible that under certain circumstances, a court could avoid or subordinate the guarantor’s guarantee of this indebtedness in favor of the guarantor’s other debts or liabilities to the extent that the court determined either of the following were true at the time the guarantor issued the guarantee:
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

We may be unable to integrate the businesses of EnLink and Medallion successfully or realize the anticipated benefits of the EnLink Acquisitions and the Medallion Acquisition (collectively, the “Recent Acquisitions”).

The success of the Recent Acquisitions will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of ONEOK, EnLink and Medallion. If the businesses are not successfully combined, the anticipated benefits of the Recent Acquisitions may not be realized fully or at all or may take longer to realize than expected. In addition, the integration may result in additional and unforeseen expenses and potential unknown liabilities, which could reduce the anticipated benefits of the Recent Acquisitions. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses or inconsistencies in our standards, controls, procedures and policies. Any or all of those occurrences could affect adversely the combined company’s ability to maintain relationships with customers and employees after the Recent Acquisitions or to achieve the anticipated benefits of the Recent Acquisitions. Integration efforts between the three companies will also divert management attention and resources. These integration matters could have an adverse effect on our business, results of operations, financial position and cash flows.

Following the EnLink Controlling Interest Acquisition, we began to integrate certain aspects of EnLink’s business and operations with ours, but EnLink has continued to operate as a separate public company. In connection with the completion of the EnLink Acquisition, EnLink ceased to operate as a separate public company, and we began full integration with our business. This integration process is expected to be subject to some or all of the aforementioned challenges many of which may be more complex as a result of having to fully integrate the EnLink business. Further, this integration process may pose additional difficulties inherent with fully integrating the EnLink business and the discontinuation of its operation as a separate public company. If we are unable to successfully execute our integration strategy, we may be unable to realize some or all of the anticipated benefits of the EnLink Acquisition which could materially and adversely affect our business, results of operations, financial position and cash flows.

Our future results following the closing of the Recent Acquisitions and any potential future transactions will suffer if we do not effectively manage our expanded operations.

Following the closing of the Recent Acquisitions, the size of our business has increased and will increase further if we complete any potential future transactions. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities and/or other third parties as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits anticipated from the Recent Acquisitions and any potential future transactions.

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

Our business requires the retention and recruitment of a skilled executive team and workforce, and difficulties recruiting and retaining executives and other key personnel could impair our ability to develop and implement our business strategy. A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs.

Our success depends in part on the performance of and our ability to attract, retain and effectively manage the succession of a skilled executive team. We depend on our executive officers to develop and execute our business strategy. If we are not successful in retaining our executive officers, or replacing them, our business, financial condition or results of operations could be adversely affected.

In addition, our operations require the retention and recruitment of skilled and experienced workers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the midstream energy business has, at times, caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs. This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the challenges of attracting new, qualified workers to the midstream energy industry. If the shortage of experienced labor continues or worsens, it could affect adversely our labor productivity and costs and our ability to expand operations in the event there is an increase in the demand for our services and products, which could affect adversely our business, results of operations, financial position and cash flows.

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

For further discussion of impairments of long-lived assets, goodwill and equity-method investments, see Notes A, F, G, and O, respectively, of the Notes to Consolidated Financial Statements in this Annual Report.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase.

We have defined benefit pension plans for certain employees and former employees, which are closed to new participants, and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs. For further discussion of our defined benefit pension plan and postretirement welfare plans, see Note M of the Notes to Consolidated Financial Statements in this Annual Report.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy - We take a cross-disciplinary approach to cybersecurity and physical security. Our annual Enterprise Risk Management (ERM) process encompasses the identification and assessment of a broad range of risks, including cybersecurity, and the development and testing of controls to mitigate these risks. Our ERM assessment is designed to enable our Board of Directors to establish a mutual understanding with management of the effectiveness of our risk-management practices and capabilities, to review our risk exposures and to elevate certain key risks for discussion at the board level. Our ERM program is overseen by our chief financial officer.

Our cybersecurity risk management program is integrated with our ERM program and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal compliance, strategic, operational and financial risk areas. Our security program generally incorporates the guidelines of the widely utilized National Institute of Standards and Technology Cybersecurity Framework, though this does not imply we meet any particular technical standards, specifications or requirements. In addition, we conduct risk assessments of enterprise third-party software and cloud vendors by utilizing security questionnaires prior to procurement. On a regular basis, we engage consultants, including external counsel and cybersecurity firms, to conduct penetration tests and architecture design reviews.

As of the date of this report, though the Company and third parties have experienced certain non-material cybersecurity incidents, we are not aware of any cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, may materially affect us, including our operations, business strategy, results of operations or financial condition. See Part 1, Item 1A “Risk Factors” for a discussion of risks factors related to cybersecurity.

Governance - Security is governed by the Security Advisory team, an executive advisory committee composed of company officers, including our chief executive officer, our chief financial officer and our chief enterprise services officer. The Security Advisory team meets regularly to evaluate ongoing security threats and incidents, to define policy and to prioritize initiatives. Identified cybersecurity threats and incidents are monitored and assessed for materiality by this cross-functional Security Advisory Team. This assessment includes whether our Board of Directors should be informed of a threat or incident.

The Security Advisory team is chaired by our vice president of cybersecurity and physical security who has more than twenty years of relevant experience in the field of cyber and physical security. In his role, our vice president of cybersecurity and physical security also supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, alerts and reports produced by security tools deployed in our technology infrastructure and threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers. Our vice president of cybersecurity and physical security reports to our executive vice president and chief enterprise services officer, responsible for cybersecurity, information technology, enterprise optimization and innovation, among other responsibilities. Before joining ONEOK, our executive vice president and chief enterprise services officer held information technology positions of increasing responsibility.

Cybersecurity risks are communicated and discussed with our Board of Directors at least annually in conjunction with our overall ERM program. Internal Audit provides periodic updates to the Audit Committee on testing completed to meet TSA requirements. As part of its oversight responsibilities, our Board of Directors also receives frequent updates from executive management on our company’s physical and cybersecurity efforts.

ITEM 2.    PROPERTIES

A description of our properties is included in Item 1, Business.

ITEM 3.    LEGAL PROCEEDINGS

We have elected to use a $1 million threshold for disclosing environmental proceedings.

Information about our legal proceedings is included in Note P of the Notes to Consolidated Financial Statements in this Annual Report.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the trading symbol “OKE.” The corporate name ONEOK is used in stock listings.

At Feb. 17, 2025, there were 15,874 holders of record of our 624,339,588 outstanding shares of common stock.

For information regarding our Employee Stock Award Program and other equity compensation plans, see Note L of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

REPURCHASES OF COMMON STOCK

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
October 2024	—	$—	—	$2,000
November 2024	60,000	$112.96	60,000	$1,993
December 2024 (b)	1,490,000	$102.27	1,490,000	$1,841
Total	1,550,000		1,550,000
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases, or on Jan. 1, 2029, whichever occurs first.
(b) - Excludes 125,000 shares that were repurchased in December 2024, and settled in January 2025.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the S&P 500 Energy Index and a ONEOK Peer Group during the period beginning on Dec. 31, 2019, and ending on Dec. 31, 2024.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at Dec. 31, 2019, and at the End of Every Year Through Dec. 31, 2024.

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
ONEOK, Inc.
S&P 500 Index
S&P 500 Energy Index
ONEOK Peer Group

	Cumulative Total Return
	Years ended Dec. 31,
	2020	2021	2022	2023	2024

ONEOK, Inc.	$56.64	$93.37	$111.01	$125.62	$188.65
S&P 500 Index	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Energy Index (a)	$66.32	$102.56	$169.96	$167.71	$177.30
ONEOK Peer Group (b)	$75.32	$103.20	$132.34	$156.15	$234.20
(a) - The S&P 500 Energy Index is a subindex of the S&P 500 that includes those companies classified as members of the energy sector.
(b) - The current ONEOK Peer Group is composed of the following companies: Antero Midstream Corp.; Energy Transfer LP; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Kinetik Holdings Inc.; MPLX LP; Plains All American Pipeline, L.P.; Targa Resources Corp.; Western Midstream Partners, LP; and The Williams Companies, Inc.

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

Acquisitions and Divestitures

EnLink Controlling Interest Acquisition - On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition, acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of $3.3 billion. Through our 100% ownership of the managing member of EnLink, we obtained control of EnLink. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition.

This acquisition meaningfully increases our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions. We expect to achieve significant synergies by combining our complementary asset positions. Financial results and operating information related to the EnLink Controlling Interest Acquisition impacts all four business segments and is included with “Financial Results and Operating Information” for the period Oct. 15, 2024 to Dec. 31, 2024.

EnLink Acquisition - On Nov. 24, 2024, we entered into the EnLink Merger Agreement to acquire all of the publicly held EnLink Units in an all stock, tax-free transaction. On Jan. 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion as of the closing date of the EnLink Acquisition. EnLink is now a wholly owned subsidiary.

Medallion Acquisition - On Oct. 31, 2024, we completed the Medallion Acquisition with GIP, acquiring all of the equity interests in Medallion for total consideration of $2.6 billion, inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. This acquisition expands our midstream services for crude oil and condensate in West Texas, specifically in the Midland Basin. Financial results and operating information related to the Medallion Acquisition impacts our Refined Products and Crude segment and is included with "Financial Results and Operating Information" for the period Nov. 1, 2024 to Dec. 31, 2024.

Interstate Natural Gas Pipeline Divestiture - On Dec. 31, 2024, we completed sale of three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc. for total cash consideration of $1.2 billion, and recognized a gain of $227 million. With a portion of the proceeds of the sale, we repaid the Guardian Term Loan Agreement and the Viking Term Loan Agreement. This transaction aligns and enhances our capital allocation priorities within our integrated value chain.

Gulf Coast NGL Pipelines Acquisition - On June 17, 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment includes approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil. A portion of the Easton assets are already connected to our Mont Belvieu assets. We expect to add connections to our Houston-based assets beginning in mid-2025 through the end of 2025.

For additional information on our most recent acquisitions and divestiture, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report. See Part 1, Item 1A “Risk Factors” for further discussion of risks related to these transactions.

Joint Ventures - On Feb. 4, 2025, we entered into definitive agreements to form joint ventures with MPLX LP (MPLX) to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics LLC, the export terminal joint venture, is owned 50% by us and 50% by MPLX, with MPLX constructing and operating the facility. MBTC Pipeline LLC, the pipeline joint venture, is owned 80% by us and 20% by MPLX, and we will construct and operate the pipeline. We expect to invest approximately $1.0 billion in these projects.

Market Condition - Earnings increased in 2024, compared with 2023, due primarily to a full year of earnings from our new Refined Products and Crude segment, higher NGL and natural gas processing volumes in the Rocky Mountain region and the impact of the interstate pipeline divestiture in the Natural Gas Pipelines segment. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Costs (a)	Expected Completion
Natural Gas Liquids		(In millions)
MB-6 fractionator	125 MBbl/d NGL fractionator in Mont Belvieu, Texas	$550	Completed
West Texas NGL pipeline expansion	Increase capacity via pipeline looping in the Permian Basin	$520	Completed
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	Completed (b)
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$385	(c)
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC.
(b) - We completed construction in January 2025, and the project is partially in service. Following supply of full power, expected in mid-2025, we will reach the full capacity of 435 MBbl/d.
(c) - This project is expected to be completed in two phases, with the first phase expected to be completed in the fourth quarter of 2026, and the second phase completed in the first quarter of 2027.

In our Natural Gas Gathering and Processing segment, we have a capital project to relocate a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be in service in the first quarter of 2026.

Debt Issuances - In September 2024, we completed an underwritten public offering of $7.0 billion senior unsecured notes consisting of $1.25 billion, 4.25% senior notes due 2027; $600 million, 4.4% senior notes due 2029; $1.25 billion, 4.75% senior notes due 2031; $1.6 billion, 5.05% senior notes due 2034; $1.5 billion, 5.7% senior notes due 2054; and $800 million, 5.85% senior notes due 2064. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. The net proceeds from this offering were used to fund the EnLink Controlling Interest Acquisition and the Medallion Acquisition, purchase additional interests in a Medallion joint venture owned by a separate third party, to pay fees and expenses related to the acquisitions and to repay outstanding indebtedness.

Debt Repayments - In December 2024, we redeemed our $500 million, 4.9% senior notes due March 2025 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect any purchases to be funded by cash on hand, cash flow from operations and short-term borrowings. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on Jan. 1, 2029, whichever occurs first. As of Feb. 17, 2025, we repurchased 1.675 million shares for $172 million under the program.

Dividends - During 2024, we paid common stock dividends totaling $3.96 per share, an increase of 3.7% compared to the 2023 dividend of $3.82 per share. In February 2025, we paid a quarterly common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. The quarterly stock dividend was paid on Feb. 14, 2025, to shareholders of record at the close of business on Feb. 3, 2025.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Years Ended Dec. 31,			2024 vs. 2023	2023 vs. 2022
Financial Results	2024	2023	2022	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$17,780	$15,614	$20,976	2,166	(5,362)
Services and other	3,918	2,063	1,411	1,855	652
Total revenues	21,698	17,677	22,387	4,021	(4,710)
Cost of sales and fuel (exclusive of items shown separately below)	13,311	11,929	17,910	1,382	(5,981)
Operating costs	2,496	1,535	1,149	961	386
Depreciation and amortization	1,134	769	626	365	143
Transaction costs	73	158	—	(85)	158
Other operating income, net	(305)	(786)	(105)	(481)	681
Operating income	$4,989	$4,072	$2,807	917	1,265
Equity in net earnings from investments	$439	$202	$148	237	54
Interest expense, net of capitalized interest	$(1,371)	$(866)	$(676)	505	190
Net income	$3,112	$2,659	$1,722	453	937
Net income attributable to ONEOK	$3,035	$2,659	$1,722	376	937
Diluted EPS	$5.17	$5.48	$3.84	(0.31)	1.64
Adjusted EBITDA	$6,784	$5,243	$3,620	1,541	1,623
Capital expenditures	$2,021	$1,595	$1,202	426	393

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Due to the Medallion Acquisition and EnLink Controlling Interest Acquisition, operating results for these two companies are included in our financial results beginning Nov. 1, 2024 and Oct. 15, 2024, respectively.

2024 vs. 2023 - Operating income increased $917 million primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $181 million due primarily to the operating income of EnLink, higher volumes in the Rocky Mountain region and the sale of certain non-strategic assets, offset partially by lower realized NGL prices, net of hedging, and higher operating costs; offset by
•Natural Gas Liquids - a decrease of $564 million due primarily to an insurance settlement gain in 2023 related to the Medford incident and higher operating costs, offset partially by an increase in exchange services due primarily to higher volumes in the Rocky Mountain region and to the operating income of EnLink; offset by
•Natural Gas Pipelines - an increase of $291 million due primarily to the interstate natural gas pipeline divestiture in 2024, higher transportation services and the operating income of EnLink;
•Refined Products and Crude - an increase of $934 million due to a full year of operating income following the Magellan Acquisition in 2023 and the operating income of Medallion and EnLink in 2024; and
•Consolidated Transaction Costs - a decrease of $85 million due primarily to higher transaction costs related to the Magellan Acquisition in 2023.

Net income increased due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher interest expense due to higher debt balances resulting from the August 2023 $5.25 billion notes offering, the September 2024 $7.0 billion notes offering and the acquired debt balances from both the Magellan Acquisition in 2023 and the EnLink Controlling Interest Acquisition in 2024.

Diluted EPS decreased due primarily to the impact of the insurance settlement gain in 2023 related to the Medford incident.

Capital expenditures increased due primarily to our capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for additional information on our capital projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Selected Financial Results and Operating Information for the Year Ended Dec. 31, 2023 vs. 2022 - The consolidated and segment financial results and operating information for the year ended Dec. 31, 2023, compared with the year ended Dec. 31, 2022, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

Natural Gas Gathering and Processing

Capital Projects - Our Natural Gas Gathering and Processing segment invests in capital projects in natural gas and NGL-rich areas across key basins where we operate. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended Dec. 31,			2024 vs. 2023	2023 vs. 2022
Financial Results	2024	2023	2022	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,033	$2,479	$3,690	554	(1,211)
Residue natural gas sales	1,203	1,398	2,674	(195)	(1,276)
Gathering, compression, dehydration and processing fees and other revenue	353	179	169	174	10
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,600)	(2,364)	(5,117)	236	(2,753)
Operating costs, excluding noncash compensation adjustments	(583)	(448)	(386)	135	62
Adjusted EBITDA from unconsolidated affiliates (a)	3	1	—	2	1
Equity in net earnings from investments (a)	—	—	5	—	(5)
Other	75	(1)	2	76	(3)
Adjusted EBITDA	$1,484	$1,244	$1,037	240	207
Capital expenditures	$492	$448	$445	44	3
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

2024 vs. 2023 - Adjusted EBITDA increased $240 million, primarily as a result of the following:
•an increase of $200 million due to adjusted EBITDA from EnLink;
•an increase of $77 million from higher volumes due primarily to increased production in the Rocky Mountain region; and
•an increase of $59 million from the sale of certain non-strategic assets in 2024, primarily in Kansas; offset by
•a decrease of $54 million due primarily to lower realized NGL prices, net of hedging, offset partially by higher average fee rates and realized condensate and natural gas prices, net of hedging; and
•an increase of $44 million in operating costs due primarily to higher outside services, employee-related costs and materials and supplies expense due primarily to the growth of our operations.

Capital expenditures increased for 2024, as compared to 2023, due to capital projects for EnLink.

	Years Ended Dec. 31,
Operating Information (a)	2024	2023	2022
Natural gas processed (BBtu/d) (b)	3,088	2,995	2,612
Average fee rate ($/MMBtu)	$1.20	$1.17	$1.10
(a) - Includes volumes for consolidated entities only, and excludes EnLink, as EnLink operating statistics are not meaningful to full-year 2024 operating results.
(b) - Includes volumes we processed at company-owned and third-party facilities.

2024 vs. 2023 - Our natural gas processed volumes increased due primarily to increased production in the Rocky Mountain region. Our average fee rate increased due primarily to inflation-based escalators in our contracts.

Natural Gas Liquids

Capital Projects - Our Natural Gas Liquids segment invests in capital projects to transport, fractionate, store, deliver to market centers and receive NGL supply from shale and other resource development areas. Our growth strategy is focused on connecting diversified raw feed supply basins to Purity NGL export, petrochemical and refining demand centers. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

In 2024, we connected one third-party natural gas processing plant in the Permian Basin to our system, and two third-party natural gas processing plants previously connected to our system were expanded, one in the Permian Basin and one in the Mid-Continent region.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended Dec. 31,			2024 vs. 2023	2023 vs. 2022
Financial Results	2024	2023	2022	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$14,446	$13,666	$18,329	780	(4,663)
Exchange service and other revenues	514	559	558	(45)	1
Transportation and storage revenues	207	204	180	3	24
Cost of sales and fuel (exclusive of depreciation and operating costs)	(11,994)	(11,592)	(16,546)	402	(4,954)
Operating costs, excluding noncash compensation adjustments	(728)	(637)	(549)	91	88
Adjusted EBITDA from unconsolidated affiliates (a)	95	67	—	28	67
Equity in net earnings from investments (a)	—	—	35		(35)
Other	3	778	88	(775)	690
Adjusted EBITDA	$2,543	$3,045	$2,095	(502)	950
Capital expenditures	$987	$818	$581	169	237
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates, which resulted in an additional $9 million of adjusted EBITDA in 2023, and we have not restated prior periods.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2024 vs. 2023 - Adjusted EBITDA decreased $502 million primarily as a result of the following:
•a decrease of $695 million related to the Medford incident, due primarily to an insurance settlement gain in 2023 of $779 million, offset partially by $84 million of lower third-party fractionation costs in the current year;
•an increase of $77 million in operating costs due primarily to planned asset maintenance, higher employee-related costs and property taxes from the growth of our operations; and
•a decrease of $9 million in optimization and marketing due primarily to lower earnings on sales of Purity NGLs held in inventory; offset by
•an increase of $184 million in exchange services due primarily to higher volumes in the Rocky Mountain region, higher average fee rates and wider commodity price differentials, offset partially by lower volumes in the Gulf Coast/Permian and Mid-Continent regions, and higher transportation costs;
•an increase of $59 million due to adjusted EBITDA from EnLink; and
•an increase of $31 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline.

Capital expenditures increased in 2024 due primarily to capital projects, which includes our MB-6 fractionator and pipeline expansion projects.

	Years Ended Dec. 31,
Operating Information	2024	2023	2022
Raw feed throughput (MBbl/d) (a)	1,309	1,359	1,237
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$0.04	$0.04
(a) - Represents physical raw feed volumes for which we provide transportation and/or fractionation services, and excludes EnLink, as EnLink operating statistics are not meaningful to full-year 2024 operating results.

We generally expect ethane volumes to increase or decrease with corresponding increases or decreases in overall NGL production. However, ethane volumes may experience growth or decline greater than corresponding growth or decline in overall NGL production due to ethane economics causing producers to recover or reject ethane.

2024 vs. 2023 - While exchange services earnings increased, volumes decreased in 2024 due primarily to the expiration of low-margin contracts in the prior year and lower volumes in the Permian Basin, offset partially by increased production in the Rocky Mountain region at higher fee rates.

Natural Gas Pipelines

Capital Projects - Our Natural Gas Pipelines segment invests in capital projects that provide transportation and storage services to end users. We recently reactivated previously idled storage facilities with 3 Bcf of working gas storage capacity in Texas. In addition, we are in the process of expanding our storage injection capabilities in Oklahoma, adding 4 Bcf of working gas storage capacity, which we expect to be complete in the second quarter of 2025.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Interstate Natural Gas Pipeline Divestiture - On Nov. 19, 2024, we entered into a definitive agreement with DT Midstream, Inc. to sell three of our wholly owned interstate natural gas pipeline systems. On Dec. 31, 2024, we completed the sale and recognized a gain of $227 million.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended Dec. 31,			2024 vs. 2023	2023 vs. 2022
Financial Results	2024	2023	2022	$ Increase (Decrease)
		(Millions of dollars)
Transportation revenues	$523	$423	$409	100	14
Storage revenues	161	159	130	2	29
Residue natural gas sales and other revenues	138	41	40	97	1
Cost of sales and fuel (exclusive of depreciation and operating costs)	(112)	(28)	(25)	84	3
Operating costs, excluding noncash compensation adjustments	(225)	(194)	(174)	31	20
Adjusted EBITDA from unconsolidated affiliates (a)	187	160	—	27	160
Equity in net earnings from investments (a)	—	—	108	—	(108)
Other	228	(2)	—	230	(2)
Adjusted EBITDA	$900	$559	$488	341	71
Capital expenditures	$258	$228	$123	30	105
(a) - Beginning in 2023, we updated our calculation methodology of adjusted EBITDA to include adjusted EBITDA from our unconsolidated affiliates, which resulted in an additional $42 million of adjusted EBITDA in 2023, and we have not restated prior periods.

2024 vs. 2023 - Adjusted EBITDA increased $341 million primarily as a result of the following:
•an increase of $227 million due to the interstate natural gas pipeline divestiture;
•an increase of $75 million in transportation services due primarily to higher firm and interruptible rates;
•an increase of $41 million due to adjusted EBITDA from EnLink; and
•an increase of $16 million in adjusted EBITDA from unconsolidated affiliates due primarily to increased volumes on Northern Border; offset by
•an increase of $19 million in operating costs due primarily to planned asset maintenance and employee-related costs.

Capital expenditures increased in 2024 due primarily to capital projects and timing of maintenance projects.

	Years Ended Dec. 31,
Operating Information (a)	2024	2023	2022
Natural gas transportation capacity contracted (MDth/d)	8,176	7,743	7,428
Transportation capacity contracted	97%	96%	94%
(a) - Includes volumes for consolidated entities only and excludes EnLink, as EnLink operating statistics are not meaningful to full-year 2024 operating results.

2024 vs. 2023 - Natural gas transportation capacity contracted increased due primarily to the completion of expansion projects on our assets.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

Financial Results	Year Ended Dec. 31, 2024	Sept. 25 through Dec. 31, 2023 (a)
	(Millions of dollars)
Product sales	$2,258	$502
Transportation revenues	1,539	392
Storage, terminals and other revenues	663	177
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,949)	(450)
Operating costs, excluding noncash compensation adjustments	(857)	(192)
Adjusted EBITDA from unconsolidated affiliates	247	36
Other	(9)	—
Adjusted EBITDA	$1,892	$465
Capital expenditures	$216	$52
(a) - The year ended Dec. 31, 2023, includes results subsequent to the Magellan Acquisition.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

2024 vs. 2023 - Adjusted EBITDA increased $1,427 million as a result of the following:

•an increase of $1,354 million due to a full-year of operating results following the Magellan Acquisition, which includes a non-recurring increase in adjusted EBITDA from unconsolidated affiliates of $88 million due primarily to BridgeTex; and
•an increase of $73 million due to adjusted EBITDA from Medallion and EnLink.

Operating Information (a)	Year Ended Dec. 31, 2024	Three Months Ended Dec. 31, 2023
Refined Products volume shipped (MBbl/d)	1,512	1,547
Crude oil volume shipped (MBbl/d)	783	808
(a) - Includes volumes for consolidated entities only and excludes Medallion and EnLink, as Medallion and EnLink operating statistics are not meaningful to full-year 2024 operating results.

Market conditions and seasonality can cause volume fluctuations in a single quarter that are not representative of full-year results.

NON-GAAP FINANCIAL MEASURES

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended Dec. 31,
(Unaudited)	2024	2023	2022
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$3,112	$2,659	$1,722
Interest expense, net of capitalized interest	1,371	866	676
Depreciation and amortization	1,134	769	626
Income taxes	998	838	528
Adjusted EBITDA from unconsolidated affiliates (a)	532	264	—
Equity in net earnings from investments (a)	(439)	(202)	—
Noncash compensation expense and other	76	49	68
Adjusted EBITDA (a)(b)(c)(d)	$6,784	$5,243	$3,620
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$1,484	$1,244	$1,037
Natural Gas Liquids (b)	2,543	3,045	2,095
Natural Gas Pipelines (d)	900	559	488
Refined Products and Crude (e)	1,892	465	—
Other (c)	(35)	(70)	—
Adjusted EBITDA (a)(b)(c)(d)	$6,784	$5,243	$3,620
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
(b) - The year ended Dec. 31, 2023, includes $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.
(c) - The year ended Dec. 31, 2024 includes transaction costs related primarily to the EnLink Acquisitions and Medallion Acquisition of $73 million, offset partially by interest income of $39 million. The year ended Dec. 31, 2023, includes transaction costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and net gains of $41 million on extinguishment of debt related to open market repurchases.
(d) - The year ended Dec. 31, 2024, includes a gain of $227 million from the interstate natural gas pipeline divestiture.
(e) - The year ended Dec. 31, 2023, includes segment adjusted EBITDA for the period Sept. 25, 2023, through Dec. 31, 2023.

CONTINGENCIES

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of regulatory and legal matters.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, and access to $1.0 billion available through our “at-the-market” equity program. As of Feb. 17, 2025, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate swaps, see Note E of the Notes to Consolidated Financial Statements in this Annual Report.

Cash Management - At Dec. 31, 2024, we had $733 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

In December 2024, we entered into an agreement to provide revolving unsecured loans to EnLink through a promissory note at an interest rate of 4.85% at Dec. 31, 2024. This is a floating rate agreement which bears interest at ONEOK’s current short-term borrowing rate plus 0.25%. At Dec. 31, 2024, we held a promissory note receivable of $510 million, which was eliminated in consolidation. Interest earned on this agreement was not material. Following the EnLink Acquisition, completed on Jan. 31, 2025, we effectively terminated this agreement as EnLink operating subsidiaries are wholly owned and now participate in the cash management program described above.

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan (Obligated Group) have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. These guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan holds interests in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries.

At Dec. 31, 2024, EnLink was a subsidiary of ONEOK, but did not guarantee ONEOK’s or ONEOK Partners’ indebtedness and was excluded from the Obligated Group. EnLink and EnLink Partners also had outstanding debt securities that were not guaranteed by ONEOK as of Dec. 31, 2024. At the completion of the EnLink Acquisition on Jan. 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners (the Assumed Debt) such that EnLink and EnLink Partners were each released from all debt obligations, and provided a guarantee for our and ONEOK Partners’ indebtedness to the holders of each series of outstanding securities, including for the Assumed Debt. EnLink and EnLink Partners are now included in the Obligated Group. As of the date of this report, the combined financial information of subsidiary issuers and parent guarantors, excluding our ownership of all interest in ONEOK Partners, Magellan and EnLink, reflect no material assets or liabilities or results of operations, apart from guaranteed indebtedness and therefore, we have excluded the summarized financial information for each issuer and guarantor.

For additional information on our indebtedness, please see Note H of the Notes to Consolidated Financial Statements in this Annual Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our recently executed $3.5 Billion Credit Agreement. In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other non-material modifications. All other terms and conditions remain substantially the same. As of Feb. 17, 2025, we had no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants. Upon closing of the EnLink Acquisition on Jan. 31, 2025, the EnLink Revolving Credit Facility was terminated.

We had working capital (defined as current assets less current liabilities) deficits of $481 million and $344 million as of Dec. 31, 2024, and Dec. 31, 2023, respectively, due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $3.5 Billion Credit Agreement, see Note H of the Notes to Consolidated Financial Statements in this Annual Report.

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

Debt Issuances - In September 2024, we completed an underwritten public offering of $7.0 billion senior unsecured notes consisting of senior notes of the following tenors: $1.25 billion, 4.25% senior notes due 2027; $600 million, 4.4% senior notes due 2029; $1.25 billion, 4.75% senior notes due 2031; $1.6 billion, 5.05% senior notes due 2034; $1.5 billion, 5.7% senior notes due 2054; and $800 million, 5.85% senior notes due 2064. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. The net proceeds from this offering were used to fund the EnLink Controlling Interest Acquisition and the Medallion Acquisition, purchase additional interests in a Medallion joint venture owned by a separate third party, to pay fees and expenses related to the acquisitions and to repay outstanding indebtedness.

Debt Repayments - In December 2024, we repaid $120 million of borrowings under the Guardian Term Loan Agreement and $60 million of borrowings under the Viking Term Loan Agreement, plus accrued and unpaid interest, with cash on hand, as part of the interstate natural gas pipeline divestiture.

In December 2024, we redeemed our $500 million, 4.9% senior notes due March 2025 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

Subsequent to the EnLink Controlling Interest Acquisition, we repaid $465 million of borrowings under the EnLink Revolving Credit Facility with cash on hand.

Subsequent to the EnLink Controlling Interest Acquisition, we repaid $374 million of borrowings under the EnLink AR Facility with cash on hand and terminated the EnLink AR Facility.

In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

Equity - On Jan. 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

On Oct. 17, 2024, EnLink redeemed all outstanding Series C Preferred Units at $1,000 per Series C Preferred Unit, plus $8.28 per Series C Preferred Unit of unpaid distributions, for $365 million with proceeds received from borrowings under the EnLink Revolving Credit Facility. As of Dec. 31. 2024, there are no remaining Series C Preferred Units outstanding.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. As of Feb. 17, 2025, we have repurchased 1.675 million shares for $172 million under the program with cash on hand. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on Jan. 1, 2029, whichever occurs first.

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

The following table sets forth our capital expenditures, excluding the equity portion of AFUDC, for the periods indicated:

Capital Expenditures	2024 (a)	2023	2022
	(Millions of dollars)
Natural Gas Gathering and Processing	$492	$448	$445
Natural Gas Liquids	987	818	581
Natural Gas Pipelines	258	228	123
Refined Products and Crude (b)	216	52	—
Other	68	49	53
Total capital expenditures	$2,021	$1,595	$1,202
(a) - Includes capital expenditures for EnLink and Medallion for the period Oct. 15, 2024, and Nov. 1, 2024, through Dec. 31, 2024, respectively.
(b) - The year ended Dec. 31, 2023, includes capital expenditures for the period Sept. 25, 2023, through Dec. 31, 2023.

Capital expenditures increased in 2024, compared with 2023, due primarily to our capital projects, including our MB-6 fractionator and the NGL and Refined Products and Crude pipeline expansion projects. See discussion of our announced capital projects in the “Recent Developments” section.

We expect total capital expenditures, excluding AFUDC and capitalized interest, of $2.8 - $3.2 billion in 2025.

Credit Ratings - Our long-term debt credit ratings as of Feb. 17, 2025, are shown in the table below:

Rating Agency	Long-Term Rating	Short-Term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable
Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $3.5 Billion Credit Agreement would increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $3.5 Billion Credit Agreement, which expires in 2030. An adverse credit rating change alone is not a default under our $3.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In 2024, we paid common stock dividends totaling $3.96 per share, an increase of 3.7% compared to the 2023 dividend of $3.82 per share. In February 2025, we paid a quarterly common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year.

For the year ended Dec. 31, 2024, our cash flows from operations exceeded dividends paid by $2.6 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items can include depreciation and amortization, deferred income taxes, impairment charges, allowance for equity funds used during construction, gain or loss on sale of business and assets, net undistributed earnings from equity-method investments, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$4,888	$4,421	$2,906
Investing activities	(6,612)	(6,404)	(1,139)
Financing activities	2,119	2,101	(1,693)
Change in cash and cash equivalents	395	118	74
Cash and cash equivalents at beginning of period	338	220	146
Cash and cash equivalents at end of period	$733	$338	$220

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

2024 vs. 2023 - Cash flows from operating activities, before changes in operating assets and liabilities increased $868 million for the year ended Dec. 31, 2024, compared with the same period in 2023, due primarily to the impact of the Magellan Acquisition in our Refined Products and Crude segment, as discussed in “Financial Results and Operating Information” offset partially by insurance proceeds received from the Medford settlement in 2023.

The changes in operating assets and liabilities decreased operating cash flows $43 million for the year ended Dec. 31, 2024, compared with an increase of $358 million for the same period in 2023. This change is due primarily to changes in our legal reserve liability as discussed in Note P of the Notes to Consolidated Financial Statements in this Annual Report, changes in risk management assets and liabilities and changes in accounts receivable resulting from the receipts of cash from counterparties and from inventory, both of which varies from period to period, and with changes in commodity prices. These changes were offset partially by changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows

2024 vs. 2023 - Cash used in investing activities for the year ended Dec. 31, 2024, increased $208 million, compared with the same period in 2023, due primarily to cash paid to acquire EnLink and Medallion, capital expenditures related to our capital projects in 2024 and insurance proceeds received from the Medford settlement in 2023, offset partially by proceeds received from the interstate natural gas pipeline divestiture.

Financing Cash Flows

2024 vs. 2023 - Cash provided by financing activities for the year ended Dec. 31, 2024, increased $18 million compared with the same period in 2023, due primarily to the increase in issuance of senior unsecured notes associated with acquisitions, offset by increased repayments of long-term debt in 2024, including the repayment of the Viking and Guardian Term Loan Agreements and the outstanding borrowings on the EnLink Revolving Credit facility and the EnLink AR Facility, increased dividends paid in 2024 and the repurchase of EnLink’s Series C Preferred Units.

Cash Flow Analysis for the Year Ended Dec. 31, 2023 vs. 2022 - The cash flow analysis for the year ended Dec. 31, 2023, compared with the year ended Dec. 31, 2022, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

In order to estimate the fair value of assets acquired and liabilities assumed, we utilized widely accepted valuation techniques that included discounted cash flow and cost methods. The discounted cash flow method utilizes assumptions that include, but are not limited to, estimated future cash flows, commodity margin growth rates, discount rates applied to estimated future cash flows, estimated rates of return and estimated customer attrition rates. Cost methods estimate the fair value of assets based on the estimated construction or replacement cost of the assets and requires the use of various inputs and assumptions. While we believe we have made reasonable assumptions to estimate the fair value, these assumptions are inherently uncertain. An estimate of the sensitivity to changes in our assumptions is not practicable given the numerous assumptions, and their interdependence, that can materially affect our estimates.

The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

See Note B of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of business combinations.

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

We assess hedging relationships at the inception of the hedge and periodically thereafter, to determine whether the hedging relationship is, and is expected to remain, highly effective. We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as effective cash flow hedges. However, if a derivative instrument is ineligible for cash flow hedge accounting or if we fail to appropriately designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded currently in earnings. Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings. For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

See Notes A, D and E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

Impairment of Goodwill, Long-Lived Assets, Including Intangible Assets and Equity Method Investments - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units was less than its carrying amount. If further testing is necessary, or a quantitative test is elected, we perform a Step 1 analysis for goodwill impairment.

In a Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We assess our long-lived asset groups, including intangible assets, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset group.

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

See Notes A, F, G and O of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill and intangible assets, long-lived assets and investments in unconsolidated affiliates.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk, discussed below, includes forward-looking statements and represents an estimate of possible changes in future earnings that could occur assuming hypothetical future movements in interest rates or commodity prices within our derivative portfolio. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

Commodity Contracts	Dec. 31, 2024	Dec. 31, 2023
	(Millions of dollars)
Refined Products, crude oil and NGLs	$61	$67
Natural gas	9	5
Total change in estimated fair value of commodity contracts	$70	$72

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $3.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond rates could expose us to increased interest costs on future borrowings. We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps.

Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter of 2024, we entered into $1.5 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the same quarter, we settled all of our $1.5 billion Treasury locks related to our underwritten public offering of $7.0 billion senior unsecured notes associated with the EnLink Controlling Interest Acquisition and Medallion Acquisition. All of our Treasury locks were designated as cash flow hedges. At Dec. 31, 2024, and Dec. 31, 2023, we had no outstanding Treasury lock agreements.

Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. EnLink previously entered into $400 million interest rate swaps associated with the EnLink Revolving Credit Facility and the EnLink AR Facility. In December 2024, EnLink terminated the $400 million interest rate swaps upon repayment of outstanding amounts under the EnLink Revolving Credit Facility and termination of the EnLink AR Facility. At Dec. 31, 2024, and Dec. 31, 2023, we had no outstanding interest-rate swap agreements.

See Note E of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments, letters of credit, liens and other forms of collateral, when appropriate. Certain of our counterparties may be impacted by a relatively low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could impact adversely our results of operations. As a result of our recent acquisitions, we now transact with the counterparties of EnLink and Medallion. A substantial portion of EnLink and Medallion counterparties are rated investment-grade by S&P or provide a letter of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives fees for services primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2024, excluding EnLink, and 2023, approximately 85% and 90%, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of Purity NGLs. In 2024, excluding EnLink, and 2023, approximately 90% and 85%, respectively of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2024, excluding EnLink, and 2023, approximately 90% of our revenues in this segment were from customers rated investment grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

Refined Products and Crude - Our Refined Products and Crude segment’s customers include refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. In 2024, excluding EnLink and Medallion, and the fourth quarter of 2023, approximately 70% of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens, or other collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded EnLink Midstream, LLC (“EnLink”) and Medallion Midstream, LLC (“Medallion”) from its assessment of internal control over financial reporting as of December 31, 2024, because they were acquired by the Company in purchase business combinations during 2024. We have also excluded EnLink and Medallion from our audit of internal control over financial reporting. EnLink and Medallion are consolidated subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 20% and 3% of total assets, respectively and approximately 7% and 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Acquisition of EnLink Midstream, LLC – Valuation of Pipelines, Rights-of-Way and Processing Plants

As described in Note B to the consolidated financial statements, on October 15, 2024, the Company completed the acquisition of a controlling interest in EnLink by acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for a total cash consideration of $3.3 billion. The acquisition resulted in the recognition of $11.4 billion of property, plant and equipment (PP&E), a significant portion of which relates to pipelines, rights-of-way, and processing plants. The acquisition was accounted for using the acquisition method of accounting for business combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair values on the acquisition date. As disclosed by management, in order to estimate the fair value of assets acquired and liabilities assumed, management utilized valuation techniques that included discounted cash flow and cost methods. The discounted cash flow method utilizes assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows and commodity margin growth rates. Cost methods estimate the fair value of assets based on the estimated construction or replacement cost of the assets and require the use of various inputs and assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of pipelines, rights-of-way, and processing plants acquired in the acquisition of EnLink is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the pipelines, rights-of-way, and processing plants acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and commodity margin growth rates used in the discounted cash flow method and estimated construction or replacement cost used in the cost method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the pipelines, rights-of-way, and processing plants acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the pipelines, rights-of-way, and processing plants acquired; (iii) evaluating the appropriateness of the discounted cash flows and cost methods used by management; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow and cost methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to discount rates and commodity margin growth rates used in the discounted cash flow method and the estimated construction or replacement cost used in the cost method. Evaluating management’s assumptions related to the commodity margin growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of EnLink and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and cost methods and (ii) the reasonableness of the assumptions related to discount rates, commodity margin growth rates, and estimated construction or replacement cost.

s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 25, 2025

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$17,780	$15,614	$20,976
Services and other	3,918	2,063	1,411
Total revenues (Note R)	21,698	17,677	22,387
Cost of sales and fuel (exclusive of items shown separately below)	13,311	11,929	17,910
Operations and maintenance	2,162	1,319	958
Depreciation and amortization	1,134	769	626
General taxes	334	216	191
Transaction costs (Note B)	73	158	—
Other operating income, net (Notes B and C)	(305)	(786)	(105)
Operating income	4,989	4,072	2,807
Equity in net earnings from investments (Note O)	439	202	148
Other income (expense), net	53	89	(29)
Interest expense (net of capitalized interest of $62, $43 and $57, respectively)	(1,371)	(866)	(676)
Income before income taxes	4,110	3,497	2,250
Income taxes (Note N)	(998)	(838)	(528)
Net income	3,112	2,659	1,722
Less: Net income attributable to noncontrolling interests	(77)	—	—
Net income attributable to ONEOK	3,035	2,659	1,722
Less: Preferred stock dividends	1	1	1
Net income available to common shareholders	$3,034	$2,658	$1,721

Basic EPS (Note K)	$5.19	$5.49	$3.85

Diluted EPS (Note K)	$5.17	$5.48	$3.84
Average shares (millions)
Basic	584.6	484.3	447.5
Diluted	586.5	485.4	448.4
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Net income	$3,112	$2,659	$1,722
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $16, $(46) and $(28), respectively	(53)	155	93
Derivative amounts reclassified to net income, net of tax of $5, $21 and $(60), respectively	(16)	(66)	201
Changes in benefit plan obligations and other, net of tax of $(2), $3 and $(21), respectively	6	(14)	69
Total other comprehensive income (loss), net of tax	(63)	75	363
Comprehensive income	3,049	2,734	2,085
Less: Comprehensive income attributable to noncontrolling interests	(77)	—	—
Comprehensive income attributable to ONEOK	$2,972	$2,734	$2,085
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	Dec. 31,
	2024	2023
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$733	$338
Accounts receivable, net	2,326	1,705
Inventories	748	639
Other current assets	431	426
Total current assets	4,238	3,108
Property, plant and equipment
Property, plant and equipment	52,274	38,454
Accumulated depreciation and amortization	6,339	5,757
Net property, plant and equipment (Note F)	45,935	32,697
Other assets
Investments in unconsolidated affiliates (Note O)	2,316	1,874
Goodwill (Note G)	8,091	4,952
Intangible assets, net (Note G)	3,039	1,316
Other assets	450	319
Total other assets	13,896	8,461
Total assets	$64,069	$44,266

Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note H)	$1,059	$484
Accounts payable	2,187	1,564
Commodity imbalances	260	244
Accrued taxes	221	215
Accrued interest	511	381
Other current liabilities	481	564
Total current liabilities	4,719	3,452
Long-term debt, excluding current maturities (Note H)	31,018	21,183
Deferred credits and other liabilities
Deferred income taxes (Note N)	5,451	2,594
Other deferred credits	748	553
Total deferred credits and other liabilities	6,199	3,147
Commitments and contingencies (Note P)
Equity (Note I)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at Dec. 31, 2024, and at Dec. 31, 2023	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 609,713,834 shares and outstanding 583,110,633 shares at Dec. 31, 2024; issued 609,713,834 shares and outstanding 583,093,100 shares at Dec. 31, 2023	6	6
Paid-in capital	16,354	16,320
Accumulated other comprehensive loss	(96)	(33)
Retained earnings	1,579	868
Treasury stock, at cost: 26,603,201 shares at Dec. 31, 2024, and 26,620,734 shares at Dec. 31, 2023	(807)	(677)
Total ONEOK shareholders’ equity	17,036	16,484
Noncontrolling interests in consolidated subsidiaries	5,097	—
Total equity	22,133	16,484
Total liabilities and equity	$64,069	$44,266
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Operating activities
Net income	$3,112	$2,659	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,134	769	626
Equity in net earnings from investments (Note O)	(439)	(202)	(148)
Distributions received from unconsolidated affiliates	390	202	147
Deferred income taxes (Note N)	889	829	464
Gain on sale of business (Note B)	(227)	—	—
Medford settlement gain (Note C)	—	(779)	—
Medford settlement proceeds (Note C)	—	502	61
Other, net	72	83	92
Changes in assets and liabilities:
Accounts receivable	49	107	(148)
Inventories, net of commodity imbalances	17	118	(62)
Accounts payable	114	(62)	(26)
Risk-management assets and liabilities	(58)	96	197
Other assets and liabilities, net	(165)	99	(19)
Cash provided by operating activities	4,888	4,421	2,906
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,021)	(1,595)	(1,202)
Cash paid for acquisitions, net of cash acquired (Note B)	(5,829)	(5,015)	—
Proceeds from the sale of business (Note B)	1,200	—	—
Purchases of and contributions to unconsolidated affiliates (Note O)	(111)	(207)	(3)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	52	50	20
Medford settlement proceeds (Note C)	—	328	39
Other, net	97	35	7
Cash used in investing activities	(6,612)	(6,404)	(1,139)
Financing activities
Dividends paid	(2,313)	(1,839)	(1,672)
Issuance of long-term debt, net of discounts (Note H)	7,094	5,298	869
Repayment of long-term debt (Note H)	(2,003)	(1,300)	(896)
Debt financing costs	(67)	(71)	(8)
Repurchase of common stock (Note I)	(159)	—	—
Repurchase of EnLink’s Series C Preferred Units	(365)	—	—
Other, net	(68)	13	14
Cash provided by (used in) financing activities	2,119	2,101	(1,693)
Change in cash and cash equivalents	395	118	74
Cash and cash equivalents at beginning of period	338	220	146
Cash and cash equivalents at end of period	$733	$338	$220
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$1,297	$653	$582
Cash paid for income taxes, net of refunds	$102	$37	$59
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	ONEOK Shareholders’ Equity
	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
	(Millions of dollars)
Jan. 1, 2022	$—	$5	$7,214	$(471)	$—	$(732)	$—	$6,016
Net income	—	—	—	—	1,722	—	—	1,722
Other comprehensive income	—	—	—	363	—	—	—	363
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	(1)	—	—	(1)
Common stock issued	—	—	13	—	—	26	—	39
Common stock dividends - $3.74 per share (Note I )	—	—	—	—	(1,671)	—	—	(1,671)
Other, net	—	—	26	—	—	—	—	26
Dec. 31, 2022	—	5	7,253	(108)	50	(706)	—	6,494
Net income	—	—	—	—	2,659	—	—	2,659
Other comprehensive income	—	—	—	75	—	—	—	75
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	(1)	—	—	(1)
Magellan Acquisition consideration (Note B)		1	9,061	—	—	—	—	9,062
Common stock issued	—	—	9	—	—	29	—	38
Common stock dividends - $3.82 per share (Note I )	—	—	—	—	(1,839)	—	—	(1,839)
Other, net	—	—	(3)	—	(1)	—	—	(4)
Dec. 31, 2023	—	6	16,320	(33)	868	(677)	—	16,484
Net income	—	—	—	—	3,035	—	77	3,112
Other comprehensive loss	—	—	—	(63)	—	—	—	(63)
Preferred stock dividends - $55.00 per share (Note I )	—	—	—	—	(1)	—	—	(1)
Common stock issued	—	—	25	—	—	42	—	67
Common stock dividends - $3.96 per share (Note I )	—	—	—	—	(2,318)	—	—	(2,318)
Repurchases of common stock (Note I)	—	—	—	—	—	(172)	—	(172)
Acquisition of EnLink noncontrolling interest (Note B)	—	—	—	—	—	—	5,076	5,076
Distributions to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other, net	—	—	9	—	(5)	—	7	11
Dec. 31, 2024	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a corporation incorporated under the laws of the state of Oklahoma.

Our Natural Gas Gathering and Processing segment provides midstream services to producers in the Rocky Mountain region, the Mid-Continent region, the Permian Basin region and the the North Texas region. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Gathered wellhead natural gas is directed to our processing plants to remove NGLs, resulting in residue natural gas (primarily methane). Residue natural gas is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are delivered through NGL pipelines to fractionation facilities for further processing.

In our Natural Gas Liquids segment, NGLs are extracted at our own and third-party natural gas processing plants and are gathered by our NGL gathering pipelines. Gathered NGLs are directed to our downstream fractionators to be separated into Purity NGLs. Purity NGLs are stored or distributed to our customers, such as petrochemical companies, propane distributors, diluent users, ethanol producers, refineries and exporters. We provide midstream services to producers of NGLs in the Rocky Mountain region, Mid-Continent region, Permian Basin and Gulf Coast region (including Louisiana) and deliver those products to the market. Our primary markets include the Mid-Continent in Conway, Kansas, the Gulf Coast in Mont Belvieu, Texas, Louisiana and the upper Midwest. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle as well as a large number in the Permian Basin, Barnett Shale, East Texas and Louisiana regions are connected to our NGL gathering systems.

In our Natural Gas Pipelines segment, we receive residue natural gas from third parties and our own natural gas processing plants and interconnecting pipelines. Residue natural gas is transported or stored for end users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers and can ultimately reach international markets through liquified natural gas exports (Louisiana Gulf Coast) and cross border pipelines. Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines and Northern Border, which enables us to provide essential natural gas transportation and storage services. Growing demand from data centers and continued demand from local distribution companies, electric-generation facilities and large industrial companies support low-cost expansions that position us well to provide additional services to our customers when needed.

Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. As a result of the EnLink Acquisitions and the Medallion Acquisition, we are also engaged in the gathering of crude oil. Crude oil pipelines gather and transport crude oil to refineries, export facilities and demand centers. Throughout our distribution system, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users.

Basis of Presentation - Our accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP.

Consolidation - Our Consolidated Financial Statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. Third party ownership interests in our controlled subsidiaries are presented as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

We account for investments where we control the investment using the consolidation method of accounting. Under this method, we consolidate all assets and liabilities of an investment on our Consolidated Balance Sheets and record noncontrolling interests for the portion of the investment we do not own. We include all of the investment’s results of operations on our Consolidated Statement of Income and record income attributable to noncontrolling interests for the portion of the investment that we do not own. Our noncontrolling interests for the year ended Dec. 31, 2024, are composed of approximately 57% of outstanding EnLink Units we did not own, Series B Preferred Units and the partially owned consolidated subsidiaries of EnLink.

See Note I for disclosures of our noncontrolling interests.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. The difference between the carrying value of an investment and our share of the investment’s underlying equity in net assets is referred to as a basis difference. Basis differences related to depreciable or amortizable assets are amortized through equity in net earnings from investments. The premium or excess cost over underlying fair value of net assets is referred to as equity-method goodwill. The portion of the basis difference that is attributable to our equity-method goodwill is not amortized. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets.

See Note O for disclosures of our unconsolidated affiliates.

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

Variable Interest Entities (VIE) - We evaluate all legal entities in which we hold an ownership interest to determine if the entity is a VIE. Variable interests are ownership interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE, we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. We consolidate any VIE when we determine that we are the primary beneficiary.

Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating our interest in a VIE. We use primarily a qualitative analysis to determine if an entity is a VIE. We evaluate our interests in a VIE to determine whether we are the primary beneficiary. We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions.

See Note J for our VIE disclosures.

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, allowance for credit losses, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation, environmental remediation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month when we record actual volumes.

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

Most of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists. Our financial commodity derivatives are primarily settled through a NYMEX or Intercontinental Exchange clearing broker account with daily margin requirements. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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
•Level 2 - fair value measurements are based on significant observable pricing inputs, including quoted prices for similar assets and liabilities in active markets and inputs from third-party pricing services supported with corroborative evidence. These balances are composed of exchange cleared and over-the-counter derivatives to hedge natural gas, NGLs, Refined Products and crude oil price risk and over-the-counter interest-rate derivatives.
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

Performance Obligations and Revenue Sources - Revenue sources are disaggregated in Note S and are derived from commodity sales and services revenues, as described below:

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

Services
Fee with POP contracts with producer take-in-kind rights (Natural Gas Gathering and Processing segment) - Under this type of contract, we do not control the stream of unprocessed natural gas that we receive at the wellhead due to the producer’s take-in-kind rights. We purchase a portion of the raw natural gas stream, charge fees for providing midstream services, which include gathering, treating, compressing and processing our customer’s natural gas. After performing these services, we return certain commodities to the producer, sell the remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. Our performance obligation begins with delivery of raw natural gas to our system. This service is treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously.

Transportation, exchange and terminal service contracts (Natural Gas Liquids and Refined Products and Crude segments) - Under this type of contract, we charge fees for providing midstream services, which may include a bundled combination of one or more of the following services: gathering, transporting, terminalling, fractionation or other ancillary services. Our performance obligation begins with delivery of product to our system. These services represent a series of distinct services that are treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously. For transportation services under a tariff on our transportation pipelines, fees are recorded when the product reaches its destination. We have certain contracts that require counterparties to ship a minimum volume over an agreed-upon time period, which are contracted as minimum dollar or volume commitments. Revenue pursuant to these take-or-pay contracts is initially deferred and subsequently recognized when the customers utilize their committed volumes or when the likelihood of meeting the minimum volume commitment becomes remote.

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

Receivables from Customers - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheet at Dec. 31, 2024, relate to customer receivables. Substantially all of the balances in accounts receivable on our Consolidated Balance Sheet at Dec. 31, 2023, related to customer receivables, excluding the insurance receivable related to the legal proceeding described in Note P.

See Note R for our revenue disclosures.

Contract Assets and Contract Liabilities - Contract assets and contract liabilities are recorded when the amount of revenue recognized from a contract with a customer differs from the amount billed to the customer and recorded in accounts receivable. Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which are not material. Our contract liabilities primarily represent deferred revenue on Refined Products and crude transportation contracts and NGL storage contracts for which revenue is recognized over a one-year term, and deferred revenue on contributions in aid of construction received from customers for which revenue is recognized over the contract periods, which range from one year to 17 years, contract liabilities are not material.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At Dec. 31, 2024, our allowance for credit losses was not material.

Inventory - The values of current NGLs, natural gas, Refined Products and crude oil in storage are determined using the lower of weighted-average cost or net realizable value. Materials and supplies are valued at average cost.

Commodity Imbalances - In our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments, commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver Purity NGLs back to the customer and charge gathering, transportation and fractionation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are generally settled with movements of Purity NGLs rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

In our Refined Products and Crude segment, commodity imbalances represent differences in product volumes in our pipeline systems and terminals, compared to the volumes of our customers’ inventories, as we do not take legal title to the majority of the products on our pipeline systems and terminals. To the extent the product volumes differ from the volumes of our customers’ book inventories, we record adjustments to our product inventories. When product shortages cause a net short inventory position in a product, a liability is recorded based on market prices. Refined Products and crude oil imbalances are generally settled in-kind through product purchases and sales.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets and Equity Method Investments - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2024, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting units are less than the carrying value of their net assets.

Goodwill - As part of our goodwill impairment test, we assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it was more likely than not that the fair value of our reporting units are less than their carrying amount. If further testing is necessary, or a quantitative test is elected, we perform a Step 1 analysis. In a Step 1 analysis, an assessment is made by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Long-lived assets - We assess our long-lived asset groups for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset group.

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

See Notes F, G and O for our disclosures and related impairment charges related to long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates, respectively.

Leases - We lease certain buildings, warehouses, office space, land and equipment, including pipeline equipment, pipeline capacity, rail cars and information technology equipment. In addition, as a result of the EnLink Controlling Interest Acquisition, we acquired lessee arrangements that primarily include office space, compression, field equipment and land. Acquired office space lease arrangements typically include variable lease cost related to utility expenses, which are determined based on our pro-rata share of building expenses each month and are expensed as incurred. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. Our lease agreements do not include any residual value guarantees or material restrictive covenants. We apply the short-term policy election, which allows us to exclude from recognition leases with an initial term of 12 months or less. Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease. Our finance lease assets and liabilities are not material.

Our lessor arrangements primarily include capacity, storage and service contracts and are not material. We have made an accounting policy election for both our lessee and lessor arrangements to combine lease and non-lease components. This election is applied to all of our lease arrangements as our non-lease components do not result in significant timing differences in the recognition of rental expenses or income.

Regulation - Depending on the specific service provided, our natural gas transmission pipelines, NGL, Refined Products and crude oil pipelines and certain natural gas storage facilities are subject to rate regulation and/or accounting requirements by one or more of the FERC, Oklahoma Corporation Commission, Kansas Corporation Commission, Louisiana Public Service Commission, Railroad Commission of Texas, Wyoming Public Service Commission and Colorado Public Utilities Commission. Accordingly, portions of our Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations as defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification 980, Regulated Operations. During the rate-making process for certain of our assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amounts we may charge our customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer (i) established by independent, third-party regulators and (ii) set at levels that will recover our costs when considering the demand and competition for our services.

Retirement and Other Postretirement Employee Benefits - We have a legacy ONEOK defined benefit retirement plan covering certain employees and former employees, as well as two defined benefit pension plans for non-union and union legacy Magellan employees. We sponsor legacy ONEOK welfare plans that provide postretirement medical and life insurance benefits to certain employees hired prior to 2017 who retire with at least five years of service of full-time consecutive service. We also sponsor the postretirement benefit obligations, which cover certain legacy Magellan employees. The expense and liability related to these plans is calculated using statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, interest credit rating, mortality and employment length. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in changes in the costs and liabilities we recognize.

See Note M for our retirement and other postretirement employee benefits disclosures.

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

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States along with the tax authorities of several states. EnLink Midstream Operating, LP and EnLink Partners are both under federal audit by the Internal Revenue Service for the calendar years ended Dec. 31, 2019, and Dec. 31, 2020, and statute waivers are in place for these years. At this time, we believe the audits will close without a material impact. No other ONEOK entity is under any United States federal audits or statute waivers at this time.

See Note N for our income tax disclosures.

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

For assets in which we are able to make an estimate, the fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement. The depreciation and accretion expense are immaterial to our Consolidated Financial Statements.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been material in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material effect on earnings or cash flows during 2024, 2023 and 2022. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note P for additional discussion of contingencies.

Share-Based Payments - We expense the fair value of share-based payments net of estimated forfeitures. We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

See Note L for our share-based payments disclosures.

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

See Note K for our EPS disclosures.

Segment Reporting - In accordance with the “Segment Reporting” Topic 280, our chief operating decision-maker has been identified as the chief executive officer, who reviews the financial performance of each of our four segments to make decisions about allocating resources and assessing our financial performance as a whole, on a regular basis. Adjusted EBITDA by segment is the single measure of profit and loss utilized in this evaluation by our chief executive officer and is provided through monthly and quarterly review packages. Forecasted and actual adjusted EBITDA is used in the evaluation and approval of capital projects. We believe this financial measure is useful because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense, and certain other noncash items. Following the Magellan Acquisition, we performed a review of our calculation methodology of adjusted EBITDA, and beginning in 2023, we updated our calculation to include adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. In prior periods, our calculation included equity in net earnings from investments. This change resulted in an additional $62 million of adjusted EBITDA in 2023, and we have not restated prior periods. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest, depreciation, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates. This calculation may not be comparable with similarly titled measures of other companies.

See Note S for our segments disclosures.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of Accounting Standards Update (ASUs) to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not discussed herein were assessed and determined to be either not applicable or clarifications of ASUs previously issued. Except as discussed below, there have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant expense categories and amounts for each reportable segment on both an interim and annual basis, consisting of expenses regularly reported to the chief operating decision maker and included in a segment's reported measure of segment profit or loss. The standard also requires disclosing an amount of other segment items as well as all annual disclosures in interim periods. ASU 2023-07 is effective for fiscal years beginning after Dec. 15, 2023, and for interim periods within fiscal years beginning after Dec. 15, 2024, with early adoption permitted. The adoption of this standard did not materially impact us.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after Dec. 15, 2024, with early adoption permitted. We do not expect the adoption of this standard to materially impact us.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to provide disaggregated information for certain types of costs and expenses included in each income statement caption, such as inventory purchases, employee compensation, depreciation, intangible asset amortization and depletion. ASU 2024-03 is effective for fiscal years beginning after Dec. 15, 2026, and interim periods beginning after Dec. 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on us.

B.     ACQUISITIONS AND DIVESTITURES

EnLink Controlling Interest Acquisition - On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition, acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of $3.3 billion. Through our 100% ownership of the managing member of EnLink, we obtained control of EnLink. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. For additional information on our long-term debt, see Note H.

EnLink’s operations are principally composed of providing midstream services relating to natural gas, NGLs and crude oil. The assets of EnLink include approximately 14,000 miles of pipeline and rights of way, natural gas processing plants with approximately 3.9 Bcf/d of processing capacity, NGL fractionators with approximately 235 MBbl/d of operating capacity, barge and rail terminals, product storage facilities, including natural gas storage, purchasing and marketing capabilities and equity investments in certain joint ventures. EnLink’s operations are now reported across all four of our existing operating segments, allocated by the nature of the commodities and services provided.

This acquisition meaningfully increases our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions.

We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. The purchase price allocation presented below is substantially complete. However, management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed, such as working capital liabilities and long-lived assets, and may adjust the allocation in subsequent periods. The final valuation will be completed as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The following tables set forth the acquisition consideration and preliminary purchase price allocation of assets acquired and liabilities assumed:

At Oct. 15, 2024
(Millions of dollars and units, except per unit data)
EnLink Units outstanding
43% of EnLink Units outstanding	200.3
Cash consideration per EnLink unit	$14.90
Cash consideration for EnLink Units	$2,985
100% of the outstanding liability company interests in the managing member of EnLink	300
Total cash consideration	$3,285

At Oct. 15, 2024
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$446
Accounts receivables, net	548
Inventories	87
Other current assets	38
Property, plant and equipment	11,396
Investments in unconsolidated affiliates	342
Intangible assets	1,051
Other assets	131
Total assets acquired	14,039
Liabilities assumed:
Current maturities of long-term debt	756
Accounts payable	465
Other current liabilities (a)	525
Long-term debt, excluding current maturities	4,577
Deferred income taxes	1,988
Other deferred credits and liabilities	84
Total liabilities assumed	8,395
Noncontrolling interests	5,076
Total identifiable net assets	568
Goodwill	2,717
Total purchase price	$3,285
(a) - Includes obligation to repay Series C Preferred Units. See Note I.

Property, plant and equipment:
Property, plant and equipment consists primarily of pipeline and rights of way, pipeline-related equipment and processing plant and fractionators and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
The preliminary value of net identifiable intangible assets relates to customer relationships that will be amortized over the period of expected benefit.

Long-term debt, excluding current maturities:
We utilized publicly traded prices to estimate the fair value. The debt comprises senior unsecured obligations with varying maturities and interest rates as outlined in Note H. Recognizing the debt at its acquisition date fair value resulted in a discount from the notional value. The discount was immaterial and will be amortized into interest expense over the remaining life of the debt.

Deferred income taxes:
The EnLink Controlling Interest Acquisition resulted in a difference between the carrying value of the underlying assets acquired and the carryover tax basis of assets, which resulted in a deferred tax liability recorded as part of the purchase price allocation.

Goodwill:
We established deferred income tax liabilities resulting from carryover tax basis, which increased goodwill. The remainder of the goodwill balance primarily represents commercial synergies. Goodwill will not be deductible for tax purposes. For additional information on goodwill, see Note G.

Noncontrolling interest:
Represents the approximately 57% of EnLink Units not acquired in the EnLink Controlling Interest Acquisition, valued at the acquisition date closing price of EnLink, the Series B Preferred Units and partially owned consolidated subsidiaries.

Results of operations:
The results of operations attributable to the EnLink Controlling Interest Acquisition have been included in our Consolidated Financial Statements since the date of acquisition through Dec. 31, 2024. Revenue and income before income taxes attributable to the net assets acquired for the period Oct. 15, 2024, through Dec. 31, 2024, were $1.5 billion and $173 million, respectively.

Subsequent event - On Jan. 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, we acquired all of the EnLink outstanding publicly held common units in a fixed ratio exchange of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. EnLink is now a wholly owned subsidiary. As we controlled EnLink prior to the EnLink Acquisition, the change in our ownership interest was accounted for as an equity transaction.

Medallion Acquisition - On Oct. 31, 2024, we completed the Medallion Acquisition with GIP, acquiring all of the equity interests in Medallion for total cash consideration of $2.6 billion, inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. For additional information on our long-term debt, see Note H.

This acquisition expands our midstream services for crude oil and condensate in West Texas, specifically the Midland Basin. The assets of Medallion include crude oil gathering and transportation pipelines and crude oil storage facilities. Medallion’s assets and operations are reported in our Refined Products and Crude segment.

We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases management may also utilize third-party specialists to assist and advise on those estimates. The purchase price allocation presented below is substantially complete. However, management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed, such as working capital liabilities and long-lived assets, and may adjust the allocation in subsequent periods. The final valuation will be completed as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The following table sets forth the preliminary purchase price allocation of assets acquired and liabilities assumed:

At Oct. 31, 2024
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$36
Accounts receivables, net	114
Inventories	21
Other current assets	2
Property, plant and equipment	1,600
Intangible assets	730
Other assets	3
Total assets acquired	2,506
Liabilities assumed:
Accounts payable	103
Other current liabilities	5
Other deferred credits and liabilities	40
Total liabilities assumed	148
Total identifiable net assets	2,358
Goodwill	259
Total purchase price	$2,617

Property, plant and equipment:
Property, plant and equipment consists primarily of pipeline and pump station equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
The preliminary value of net identifiable intangible assets relates to customer relationships that will be amortized over the period of expected benefit.

Goodwill:
Goodwill represents commercial synergies, and is expected to be fully deductible for tax purposes. For additional information on goodwill, see Note G.

Results of operations:
The results of operations attributable to the Medallion Acquisition have been included in our Consolidated Financial Statements since the date of acquisition through Dec. 31, 2024. Revenue and income before income taxes attributable to the net assets acquired for the period Nov. 1, 2024, through Dec. 31, 2024, were $256 million and $43 million, respectively.

Gulf Coast NGL Pipelines Acquisition - On June 17, 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment includes approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil. A portion of the Easton assets are already connected to our Mont Belvieu assets. We expect to add connections to our Houston-based assets beginning in mid-2025 through the end of 2025.

Interstate Natural Gas Pipeline Divestiture - On Dec. 31, 2024, we sold three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc. for total cash consideration of $1.2 billion and recognized a gain of $227 million in other operating income, net, within the Consolidated Statement of Income. This transaction aligns and enhances our capital allocation priorities within our integrated value chain. These pipeline systems have previously been reported in our Natural Gas Pipelines segment.

Magellan Acquisition - On Sept. 25, 2023, we completed the Magellan Acquisition. This acquisition strategically diversifies our complementary asset base and allows for significant expected synergies as a combined entity. Each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of this acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. For additional information on our long-term debt, please see Note H.

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
(a) - Includes contingent liabilities, primarily related to the amounts accrued for the Corpus Christi matter described in Note P.

In 2024, we recorded adjustments to the preliminary purchase price allocation that resulted in an increase to goodwill of $165 million due to additional information received during the measurement period. The adjustment is due primarily to a decrease in property, plant and equipment of approximately $100 million, and an increase to certain contingencies that existed as of the acquisition date.

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

Goodwill:
Goodwill primarily represents expected tax benefits from future depreciation and amortization of acquired assets and commercial synergies, and is expected to be fully deductible for tax purposes. For additional information on goodwill, see Note G.

Transaction Costs - The following table sets forth the impact of acquisition related transaction costs in our Consolidated Statements of Income as of the periods indicated:

	Years Ended
	Dec. 31,
	2024 (a)	2023 (b)
	(Millions of dollars)
Transaction costs	$73	$158
Interest expense	23	21
Total	$96	$179
(a) - Primarily non-recurring costs related to advisory fees and bridge commitment fees associated with the EnLink Controlling Interest Acquisition and Medallion Acquisition.
(b) - Primarily non-recurring costs related to advisory fees, severance and settlement of share based awards for certain Magellan employees and integrations costs, as well as bridge facility commitment fees associated with the Magellan Acquisition.

Pro Forma Financial Information (unaudited)

The following table sets forth the unaudited supplemental pro forma financial information for the years ended Dec. 31, 2024, 2023 and 2022, as if we had completed the Magellan Acquisition on Jan. 1, 2022, and the EnLink Controlling Interest Acquisition and the Medallion Acquisition on Jan. 1, 2023:

	Year Ended Dec. 31, 2024
		Pro Forma EnLink Controlling Interest Acquisition	Pro Forma Medallion Acquisition	Pro Forma Combined
	As reported
	(Millions of dollars)
Revenues	$21,698	$4,891	$1,078	$27,667
Net income	$3,112	$288	$81	$3,481

	Year Ended Dec. 31, 2023
		Pro Forma EnLink Controlling Interest Acquisition	Pro Forma Medallion Acquisition	Pro Forma Magellan Acquisition	Pro Forma Combined
	As reported
	(Millions of dollars)
Revenues	$17,677	$6,671	$947	$2,322	$27,617
Net income	$2,659	$383	$(16)	$232	$3,258

The summarized unaudited pro forma information reflects the following adjustments:

•Reflects depreciation and amortization based on the preliminary fair values of property, plant and equipment, and intangible assets;

•Reflects non-recurring transaction costs incurred presented above that were reclassified and included in pro forma net income as if they had been incurred as of the earliest period presented for each respective acquisition;
•Reflects interest expense related to the underwritten public offerings of senior unsecured notes used to fund the cash consideration and other costs related to the acquisitions;
•Reflects the amortization of excess fair value of Magellan and EnLink share-based awards;
•Reflects the income tax effect of the pro forma adjustments;
•Reflects the elimination of historical activity between ONEOK, EnLink and Medallion.

C.    MEDFORD INCIDENT

In 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, NGL fractionation facility. In the first quarter of 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims. We applied the $830 million received to our outstanding insurance receivable at Dec. 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other operating income, net, within the Consolidated Statement of Income. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

D.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	Dec. 31, 2024
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$41	$34	$—	$75	$(72)	$3
Total derivative assets	$41	$34	$—	$75	$(72)	$3

Derivative liabilities
Commodity contracts	$(40)	$(46)	$—	$(86)	$81	$(5)
Total derivative liabilities	$(40)	$(46)	$—	$(86)	$81	$(5)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At Dec. 31, 2024, we held no cash and posted cash of $45 million with a counterparty, including $10 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $35 million of cash collateral in excess of derivative liability positions is included in other current assets in our Consolidated Balance Sheet.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $30.8 billion and $21.4 billion at Dec. 31, 2024 and 2023, respectively. The book value of our consolidated long-term debt, including current maturities, was $32.1 billion and $21.7 billion at Dec. 31, 2024 and 2023, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for compression services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. At Dec. 31, 2024 and 2023, there were no financial derivative instruments with respect to our natural gas pipeline operations.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter of 2024, we entered into $1.5 billion of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the same quarter, we settled all of our $1.5 billion Treasury locks related to our underwritten public offering of $7.0 billion senior unsecured notes associated with the EnLink Controlling Interest Acquisition and Medallion Acquisition. All of our Treasury locks were designated as cash flow hedges. At Dec. 31, 2024, and Dec. 31, 2023, we had no outstanding Treasury lock agreements.

Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. EnLink previously entered into $400 million interest rate swaps associated with the EnLink Revolving Credit Facility and the EnLink AR Facility. In December 2024, EnLink terminated the $400 million interest rate swaps upon repayment of outstanding amounts under the EnLink Revolving Credit Facility and the termination of the EnLink AR Facility. At Dec. 31, 2024, and Dec. 31, 2023, we had no outstanding interest-rate swap agreements.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		Dec. 31, 2024		Dec. 31, 2023
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	$39	$(47)	$163	$(78)
Total derivatives designated as hedging instruments		39	(47)	163	(78)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	36	(33)	14	(6)
	Other deferred credits	—	(6)	—	—
Total derivatives not designated as hedging instruments		36	(39)	14	(6)
Total derivatives		$75	$(86)	$177	$(84)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At Dec. 31, 2024, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $10 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held as of the dates indicated:

		Dec. 31, 2024	Dec. 31, 2023
	Contract Type	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	(12.2)	(16.0)
-NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(12.2)	(14.5)
-Power (Gigawatt hour)	Futures and swaps	—	22.1
Basis
-Natural gas (Bcf)	Futures and swaps	(11.2)	(16.0)

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	(8.0)	(0.7)
-NGLs, Refined Products and crude oil (MMBbl)	Futures and swaps	(2.7)	0.1
Basis
-Natural gas (Bcf)	Futures and swaps	(3.7)	(0.7)
-NGLs, Refined Products, and crude oil (MMBbl)	Futures and swaps	(0.2)	(0.1)
Swing swaps
-Natural gas (Bcf)	Futures and swaps	(0.2)	—

Cash Flow Hedges - At Dec. 31, 2024 and 2023, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $(38) million and $31 million, respectively. Corresponding unrealized gains (losses) related to risk-management assets and liabilities at Dec. 31, 2024, are not material.

The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Commodity contracts	$(50)	$147	$(85)
Interest-rate contracts	(19)	54	206
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$(69)	$201	$121

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended Dec. 31,
		2024	2023	2022
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$60	$201	$(484)
	Cost of sales and fuel	(19)	(93)	257
Interest-rate contracts	Interest expense	(20)	(21)	(34)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$21	$87	$(261)

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

Our financial commodity derivatives are primarily settled through a NYMEX or Intercontinental Exchange clearing broker account with daily margin requirements. However, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P, Fitch and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.

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

At Dec. 31, 2024, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

F.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, as of the dates indicated:

	Estimated Useful Lives (Years)	Dec. 31, 2024	Dec. 31, 2023
		(Millions of dollars)
Gathering pipelines and related equipment	5 to 40	$11,643	$5,077
Processing and fractionation and related equipment	3 to 40	12,406	8,591
Storage and related equipment	5 to 54	3,684	3,330
Transmission pipelines and related equipment	5 to 87	21,315	18,551
General plant and other	2 to 60	1,316	1,002
Land	—	592	375
Construction work in process	—	1,318	1,528
Property, plant and equipment		52,274	38,454
Accumulated depreciation and amortization		(6,339)	(5,757)
Net property, plant and equipment		$45,935	$32,697

The depreciation expense for the years ended Dec. 31, 2024 and 2023, was $1.1 billion and $736 million, respectively.

We incurred costs for construction work in process that had not been paid at Dec. 31, 2024, 2023 and 2022, of $179 million, $242 million and $171 million, respectively. Such amounts are not included in capital expenditures (less AFUDC) on the Consolidated Statements of Cash Flows.

EnLink Controlling Interest Acquisition - In October 2024, we completed the EnLink Controlling Interest Acquisition and acquired property, plant and equipment, which primarily include pipeline and rights of way, pipeline-related equipment, processing plant and fractionators valued at $11.4 billion.

Medallion Acquisition - In October 2024, we completed the Medallion Acquisition and acquired property, plant and equipment, which primarily include pipeline and pump station equipment, valued at $1.6 billion.

Interstate Natural Gas Pipeline Divestiture - In December 2024, we completed the sale of three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc. These assets, which are primarily transmission pipelines and related equipment, had a gross cost basis of $1.3 billion.

Magellan Acquisition - In September 2023, we completed the Magellan Acquisition and acquired property, plant and equipment, which primarily include pipeline, pipeline-related equipment, storage tanks and processing equipment, valued at $11.6 billion.

G.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the period indicated:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total
	(Millions of dollars)
Gross goodwill	$153	$371	$157	$4,424	$5,105
Accumulated impairment losses	(153)	—	—	—	(153)
Dec. 31, 2023	—	371	157	4,424	4,952
Magellan Acquisition measurement period adjustments (a)	—	—	—	165	165
EnLink Controlling Interest Acquisition (b)	486	1,461	229	541	2,717
Medallion Acquisition (c)	—	—	—	259	259
Gulf Coast NGL pipeline acquisition	—	31	—	—	31
Interstate natural gas pipeline divestiture	—	—	(33)	—	(33)
Dec. 31, 2024	$486	$1,863	$353	$5,389	$8,091
(a) - During the remaining measurement period subsequent to Dec. 31, 2023, we recorded adjustments to the Magellan preliminary purchase price allocation that resulted in an increase to goodwill of $165 million.
(b) - We established deferred income tax liabilities resulting from the carryover tax basis, which increased goodwill. The remainder of the goodwill primarily represents commercial synergies. Goodwill will not be deductible for tax purposes. The allocation of goodwill is preliminary and may be updated as we continue to evaluate the benefits of expected commercial synergies to our segments.
(c) - Goodwill represents commercial synergies. The allocation of goodwill is preliminary and may be updated as we continue to evaluate the benefits of expected commercial synergies to our segments.

Intangible Assets - Our intangible assets relate primarily to acquired customer relationships from our recent acquisitions and are being amortized on a straight-line basis over a weighted average life of 27 years. Amortization expense for intangible assets was $62 million in 2024, $33 million in 2023 and $10 million in 2022. The amortization expense for each of the next five years is estimated to be $130 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets as of the dates presented:

	Dec. 31,
	2024	2023
	(Millions of dollars)
Gross intangible assets (a)	$3,290	$1,505
Accumulated amortization	(251)	(189)
Intangible assets, net	$3,039	$1,316

(a) - Increases to gross intangible assets primarily represent customer relationships associated with the EnLink Controlling Interest Acquisition and the Medallion Acquisition.

H.    DEBT
The following table sets forth ONEOK and ONEOK Partners debt as of the dates indicated:

	Dec. 31, 2024	Dec. 31, 2023
	(Millions of dollars)
Commercial paper outstanding (a)	$—	$—
Senior unsecured obligations:
$500 at 2.75% due September 2024	—	484
$500 at 4.9% due March 2025	—	500
$250 at 3.2% due March 2025	250	250
$400 at 2.2% due September 2025	387	387
$600 at 5.85% due January 2026	600	600
$650 at 5.0% due March 2026	650	650
$750 at 5.55% due November 2026	750	750
$500 at 4.0% due July 2027	500	500
$1,250 at 4.25% due September 2027	1,250	—
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$750 at 5.65% due November 2028	750	750
$700 at 4.35% due March 2029	700	700
$750 at 3.4% due September 2029	714	714
$600 at 4.4% due October 2029	600	—
$850 at 3.1% due March 2030	780	780
$500 at 3.25% due June 2030	500	500
$500 at 5.8% due November 2030	500	500
$600 at 6.35% due January 2031	600	600
$1,250 at 4.75% due October 2031	1,250	—
$750 at 6.1% due November 2032	750	750
$1,500 at 6.05% due September 2033	1,500	1,500
$1,600 at 5.05% due November 2034	1,600	—
$400 at 6.0% due June 2035	400	400
$600 at 6.65% due October 2036	600	600
$250 at 6.4% due May 2037	250	250
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$250 at 4.2% due December 2042	250	250
$400 at 6.2% due September 2043	400	400
$550 at 5.15% due October 2043	550	550
$250 at 4.2% due March 2045	250	250
$500 at 4.25% due September 2046	500	500
$700 at 4.95% due July 2047	564	564
$500 at 4.2% due October 2047	500	500
$1,000 at 5.2% due July 2048	919	919
$500 at 4.85% due February 2049	500	500
$750 at 4.45% due September 2049	576	576
$500 at 4.5% due March 2050	443	443
$800 at 3.95% due March 2050	797	797
$300 at 7.15% due January 2051	300	300
$1,750 at 6.625% due September 2053	1,750	1,750
$1,500 at 5.7% due November 2054	1,500	—
$800 at 5.85% due November 2064	800	—
Guardian $120 term loan, rate of 6.58% as of Dec. 31, 2023 (b)	—	120
Viking $60 term loan, rate of 6.71% as of Dec. 31, 2023 (b)	—	60
Total ONEOK and ONEOK Partners debt	28,630	22,794
Unamortized debt discounts	(992)	(1,015)
Unamortized debt issuance costs and terminated swaps	(166)	(112)
Current maturities of long-term debt	(637)	(484)
Long-term ONEOK and ONEOK Partners debt	$26,835	$21,183
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.
(b) - In December 2024, we repaid the Guardian $120 million and the Viking $60 million term loan agreements, plus accrued and unpaid interest, with cash on hand, as part of the interstate natural gas pipeline divestiture.

The following table sets forth EnLink and EnLink Partners’ debt, which was acquired in the EnLink Controlling Interest Acquisition on Oct. 15, 2024:

Dec. 31, 2024
(Millions of dollars)
Senior unsecured obligations: (a)
$750 at 4.15% due June 2025	$422
$500 at 4.85% due July 2026	491
$500 at 5.625% due January 2028	500
$500 at 5.375% due June 2029	499
$1,000 at 6.5% due September 2030	1,000
$500 at 5.65% due September 2034	500
$350 at 5.6% due April 2044	340
$450 at 5.05% due April 2045	413
$500 at 5.45% due June 2047	448
Total EnLink debt	4,613
Unamortized debt discounts, net	(8)
Current maturities of long-term debt	(422)
Long-term EnLink debt	$4,183
(a) - Amounts are presented at face value with discount to fair value included in unamortized debt discounts, net.

Debt Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership and Magellan (Obligated Group) have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. At Dec. 31, 2024, EnLink was a subsidiary of ONEOK, did not guarantee ONEOK or ONEOK Partners’ indebtedness and was excluded from the Obligated Group. EnLink and EnLink Partners’ outstanding debt securities presented in the table above were not guaranteed by the Obligated Group as of Dec. 31, 2024.

Subsequent event - At the completion of the EnLink Acquisition on Jan. 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners (the Assumed Debt) such that EnLink and EnLink Partners were each released from all debt obligations and provided a guarantee for our and ONEOK Partners’ indebtedness to the holders of each series of outstanding securities, including for the Assumed Debt. EnLink and EnLink Partners are now included in the Obligated Group.

$2.5 Billion Credit Agreement - Our $2.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $2.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $2.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of the acquired business. In May 2024, we entered into an amendment to our $2.5 Billion Credit Agreement that extended the maturity date by one year, from June 2027 to June 2028. All other terms and conditions of our $2.5 Billion Credit Agreement remain unchanged. In June 2024, we completed the acquisition of a system of NGL pipelines, which allowed us to elect an acquisition adjustment period under our $2.5 Billion Credit Agreement and, as a result, increased our leverage ratio covenant to 5.5 to 1. In October 2024, we completed the EnLink Controlling Interest Acquisition and Medallion Acquisition, which effectively extended our acquisition adjustment period until the quarter ending June 30, 2025, after which it will decrease to 5.0 to 1.

The $2.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the $2.5 Billion Credit Agreement, we may request up to an aggregate $1.0 billion increase in the size of the facility, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. The $2.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Borrowings, if any, will accrue at Term SOFR plus an applicable margin based on our credit ratings at the time of determination plus an adjustment of 10 basis points. Under our current credit ratings, the applicable margin on any borrowings would be 110 basis points. We are required to pay an annual facility fee equal to the daily amount of aggregate commitments under the $2.5 Billion Credit Agreement times an applicable rate based on our credit rating at the time of determination. Under our current credit ratings, the applicable rate is 15 basis points. We have the option to request an additional one-year maturity extension, subject to lender approvals. The $2.5 Billion Credit Agreement also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder. As of Dec. 31,

2024, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.0 to 1, and we were in compliance with all covenants under our $2.5 Billion Credit Agreement.

Subsequent event - In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other non-material modifications. All other terms and conditions are substantially the same.

EnLink Revolving Credit Facility - In October 2024, we completed the EnLink Controlling Interest Acquisition and as a result, we acquired the EnLink Revolving Credit Facility. The EnLink Revolving Credit Facility, which matures in June 2027, is a $1.4 billion unsecured revolving credit facility which includes a $500 million letter of credit subfacility.

Borrowings under the EnLink Revolving Credit Facility bear interest at Term SOFR plus a Term SOFR spread adjustment of 0.10% per annum and an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the federal funds rate plus 0.50%, one-month Adjusted Term SOFR plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The EnLink Revolving Credit Facility contains certain financial, operational and legal covenants. As of Dec. 31, 2024, we had no borrowings outstanding and we were in compliance with the financial covenants of the EnLink Revolving Credit Facility.

Subsequent event - Upon closing of the EnLink Acquisition on Jan. 31, 2025, the EnLink Revolving Credit Facility was terminated.

EnLink AR Facility - In October 2024, we completed the EnLink Controlling Interest Acquisition and as a result, we acquired the $500 million EnLink AR Facility. In December 2024, EnLink terminated the AR Facility, and we entered into an agreement to provide revolving unsecured loans to EnLink through a promissory note at an interest rate of 4.85% at Dec. 31, 2024. This is a floating rate agreement, which bears interest at ONEOK’s current short-term borrowing rate plus 0.25%. At Dec. 31, 2024, we held a promissory note receivable of $510 million, which was eliminated in consolidation. Interest earned from this agreement was not material.

Subsequent Event - Upon closing of the EnLink Acquisition on Jan. 31, 2025, we effectively terminated the agreement to provide revolving unsecured loans to EnLink.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Debt Issuances - We completed the following underwritten public offerings for the periods presented:

	2024 (a)		2023 (b)		2022 (c)
	Coupon	Interest	Coupon	Interest	Coupon	Interest
	(Millions of dollars)		(Millions of dollars)		(Millions of dollars)
3 year note	$1,250	4.25%	$750	5.55%
5 year note	600	4.4%	750	5.65%
7 year note	1,250	4.75%	500	5.80%
10 year note	1,600	5.05%	1,500	6.05%	$750	6.1%
30 year note	1,500	5.7%	1,750	6.625%
40 year note	800	5.85%
	$7,000		$5,250		$750
(a) - The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $6.9 billion. The net proceeds from this offering were used to fund the EnLink Controlling Interest Acquisition and the Medallion Acquisition, purchase additional interests in a Medallion joint venture owned by a separate third party, to pay fees and expenses related to the acquisitions and to repay outstanding indebtedness.
(b) - The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $5.2 billion. The net proceeds were used to fund the cash consideration and other costs related to the Magellan Acquisition.
(c) - The proceeds were used primarily to repay all outstanding amounts under our commercial paper program. The remainder was used for general corporate purposes.

Debt Repayments - In December 2024, we redeemed our $500 million, 4.9% senior notes due March 2025 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In December 2024, we repaid $120 million of borrowings under the Guardian Term Loan Agreement and $60 million of borrowings under the Viking Term Loan Agreement, plus accrued and unpaid interest, with cash on hand, as part of the interstate natural gas pipeline divestiture.

Subsequent to the EnLink Controlling Interest Acquisition, we repaid $465 million of borrowings under the EnLink Revolving Credit Facility with cash on hand.

Subsequent to the EnLink Controlling Interest Acquisition, we repaid $374 million of borrowings under the EnLink AR Facility with cash on hand and terminated the EnLink AR Facility.

In September 2024, we repaid the remaining $484 million of our $500 million, 2.75% senior notes at maturity with cash on hand.

In 2023, we repurchased in the open market outstanding principal of certain of our senior notes in the amount of $322 million for an aggregate repurchase price of $280 million, including accrued and unpaid interest, with cash on hand. In connection with these open market repurchases, we recognized $41 million of net gains on extinguishment of debt, which is included in other income (expense), net in our Consolidated Statement of Income for the year ended Dec. 31, 2023.

In 2023, we redeemed our $500 million, 7.5% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In 2023, we redeemed our $425 million, 5.0% senior notes due September 2023 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand.

In 2022, we redeemed the remaining $896 million of our 3.375% senior notes due October 2022 at 100% of the principal amount, plus accrued and unpaid interest, with cash on hand and short-term borrowings.

The aggregate maturities of long-term debt outstanding and interest payments on total debt outstanding as of Dec. 31, 2024, for the years 2025 through 2029 are shown below:

	Senior Unsecured Obligations	Interest Obligations on Debt	Total
	(Millions of dollars)
2025	$1,059	$1,708	$2,767
2026	$2,491	$1,615	$4,106
2027	$1,750	$1,537	$3,287
2028	$2,150	$1,435	$3,585
2029	$2,513	$1,320	$3,833
Compliance with Debt Covenants - As of Dec. 31, 2024, we were in compliance with the covenants contained in our various debt agreements.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

I.    EQUITY

Noncontrolling Interests - In October 2024, we completed the EnLink Controlling Interest Acquisition, acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units. In connection with the EnLink Controlling Interest Acquisition, we recorded noncontrolling interest with a fair value of $5.1 billion representing the approximately 57% of outstanding EnLink Units we did not own, the Series B Preferred Units and partially owned consolidated subsidiaries of EnLink.

Included within noncontrolling interest are Series B Preferred Units, which were issued under EnLink Partners’ partnership agreement and represent noncontrolling ownership interests in EnLink Partners. EnLink Partners is a controlled subsidiary of EnLink in which EnLink owns all of the outstanding common units. Series B Preferred Units are exchangeable for EnLink Units in an amount equal to the number of outstanding Series B Preferred Units multiplied by an exchange ratio of 1.15, subject to certain adjustments. The exchange is subject to our option to pay cash instead of issuing additional EnLink common units.

As of Dec. 31, 2024, $515 million of noncontrolling interest on our Consolidated Balance Sheet relate to Series B Preferred Units, and there were 27.4 million units outstanding. There were no Series B Preferred Units converted or redeemed during the ownership period of Oct. 15, 2024 through Dec. 31, 2024. Distributions made on Series B Preferred Units were not material.

EnLink owns a 50.1% interest in the Delaware Basin JV, which owns processing facilities located in the Delaware Basin in Texas. Noncontrolling interest includes the other owner’s minority interest in the Delaware Basin JV. As of Dec. 31, 2024, $684 million of noncontrolling interest on our Consolidated Balance Sheet relates to the Delaware Basin JV. The other partially owned consolidated subsidiary of EnLink is not material.

Subsequent event - On Jan. 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

EnLink Series C Preferred Units - Series C Preferred Units represented noncontrolling ownership interests in EnLink Partners. In September 2024, EnLink gave notice to redeem all of its outstanding Series C Preferred Units, and reclassified the obligation to a liability on their Consolidated Balance Sheet. On Oct. 17, 2024, EnLink redeemed all outstanding Series C Preferred Units at $1,000 per Series C Preferred Unit, plus $8.28 per Series C Preferred Unit of unpaid distributions, for $365 million with proceeds received from borrowings under the EnLink Revolving Credit Facility. As of Dec. 31. 2024, there are no remaining Series C Preferred Units outstanding.

Equity Issuances - In September 2023, we completed the Magellan Acquisition. Pursuant to the Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

We have an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate offering price of $1.0 billion. The program allows us to offer and sell common stock at prices we deem appropriate through a sales agent, in forward sales transactions through a forward seller or directly to one or more of the program’s managers acting as principals. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. As of Dec. 31, 2024, no shares have been sold through our “at-the-market” program.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. We expect shares to be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. The program will terminate upon completion of the repurchase of $2.0 billion of common stock or on Jan. 1, 2029, whichever occurs first. As of Dec. 31, 2024, we repurchased $172 million of our outstanding common stock under the program, which were funded by cash on hand and short-term borrowings.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid totaled $2.3 billion, $1.8 billion and $1.7 billion for 2024, 2023 and 2022, respectively. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
First Quarter	$0.99	$0.955	$0.935
Second Quarter	0.99	0.955	0.935
Third Quarter	0.99	0.955	0.935
Fourth Quarter	0.99	0.955	0.935
Total	$3.96	$3.82	$3.74

Additionally, a common stock dividend of $1.03 per share ($4.12 per share on an annualized basis) was declared for shareholders of record at the close of business on Feb. 3, 2025, payable Feb. 14, 2025.

J.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIE)s - As of Dec. 31, 2024, we consolidate the following VIEs:

EnLink - We control EnLink through our ownership of its managing member. EnLink is a VIE because the holders of the membership interest do not have substantive kick-out rights or participating rights over the managing member. We are the primary beneficiary of EnLink because we have the power through our 100% ownership of the managing member, to control decisions that most significantly impact EnLink. We consolidate EnLink and record a noncontrolling interest for the interest that we do not own. We also record a noncontrolling interest related to EnLink’s Series B Preferred Units.

Subsequent Event - Upon closing of the EnLink Acquisition on Jan. 31, 2025, EnLink is no longer considered a VIE.

Delaware Basin JV - EnLink owns a 50.1% interest in the Delaware Basin JV, which owns processing facilities located in the Delaware Basin in Texas. The Delaware Basin JV is a VIE because the other owner does not have substantive kick-out rights or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact the Delaware Basin JV. After June 30, 2025, our joint venture partner has the right to cause the Delaware Basin JV to commence a sale process to sell all of the outstanding interests or assets of the Delaware Basin JV for the best available price. If our joint venture partner exercises this right, we are permitted to purchase their interest at a certain call price.

Ascension Pipeline Company, LLC (Ascension) - EnLink owns a 50% interest in Ascension, which owns an NGL transmission pipeline that connects EnLink’s Riverside fractionator to the other owner’s refinery. Ascension is a VIE because the other owner does not have the ability to remove us as the managing member. They also do not have the ability to participate or block our decisions as the managing member, which makes us the primary beneficiary because we control the decisions that most significantly impact Ascension.

The following table presents the balance sheet information for the assets and liabilities of our consolidated VIEs, which are included in our Consolidated Balance Sheet:

Dec. 31, 2024
(Millions of dollars)
Assets:
Cash and cash equivalents	$46
Accounts receivable, net	735
Inventories	54
Other current assets	39
Property, plant and equipment, net	11,397
Investments in unconsolidated affiliates	317
Goodwill	2,717
Intangible assets, net	1,047
Other assets	134

Liabilities:
Current maturities of long-term debt	$422
Accounts payable	639
Commodity imbalances	10
Accrued taxes	5
Accrued interest	73
Other current liabilities	85
Long-term debt, excluding current maturities	4,693
Deferred income taxes	2,041
Other deferred credits	97

K.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended Dec. 31, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$3,034	584.6	$5.19
Diluted EPS
Effect of dilutive securities	—	1.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$3,034	586.5	$5.17

	Year Ended Dec. 31, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$2,658	484.3	$5.49
Diluted EPS
Effect of dilutive securities	—	1.1
Net income available for common stock and common stock equivalents	$2,658	485.4	$5.48

	Year Ended Dec. 31, 2022
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,721	447.5	$3.85
Diluted EPS
Effect of dilutive securities	—	0.9
Net income available for common stock and common stock equivalents	$1,721	448.4	$3.84

L.    SHARE-BASED PAYMENTS

Our Equity Incentive Plan (EIP) provides for the granting of stock-based compensation, including restricted stock unit awards and performance unit awards, to eligible employees and the granting of stock awards to non-employee directors. We have reserved 8.5 million shares of common stock for issuance under the EIP and at Dec. 31, 2024, we had 3.2 million shares available for issuance under the plan. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the EIP, excluding estimated forfeitures expected to be returned to the plan.

EnLink Controlling Interest Acquisition - As discussed in Note B, we completed the EnLink Controlling Interest Acquisition on Oct. 15, 2024. EnLink has previously issued restricted incentive units and performance units that vest at the end of a designated period, typically three years. The fair value of these awards attributable to pre-combination service was allocated to consideration transferred and was included as part of the purchase price. The portion attributable to post-combination service is being recognized as compensation expense on a straight-line basis over the remaining vesting period of the awards. Compensation expense for the unit-based awards of EnLink for the ownership period is not material. In addition, unrecognized compensation expense related to the outstanding EnLink restricted incentive units and performance units is not material.

Magellan Acquisition - As discussed in Note B, we completed the Magellan Acquisition on Sept. 25, 2023. Prior to the acquisition, Magellan had previously issued unit-based awards consisting of time-vested phantom units and performance phantom units, that vested at the end of a designated period, typically three years. Pursuant to the terms of the Merger Agreement, each outstanding unit-based award was converted into a restricted stock unit and measured at their acquisition date fair value as if they were vested and issued on the acquisition date. The fair value attributable to pre-combination service was allocated to consideration transferred and was included as part of the purchase price. The portion attributable to post-

combination service is being recognized as compensation expense on a straight-line basis over the remaining vesting period of the awards. Converted restricted stock unit awards accrue dividend equivalents that are paid out in cash at vesting.

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

Compensation expense, exclusive of those recognized within transaction costs, for our share-based payment plans was $102 million, $63 million and $53 million during 2024, 2023 and 2022, respectively, before related tax benefits of $36 million, $14 million and $13 million, respectively.

Restricted Stock Unit Activity - As of Dec. 31, 2024, we had $43 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested Dec. 31, 2023 (a)	1,724,565	$62.08
Granted	512,427	$75.42
Released to participants (b)	(808,544)	$58.60
Forfeited (b)	(68,326)	$71.14
Nonvested Dec. 31, 2024 (c)	1,360,122	$68.71
(a) - Includes 847,120 unvested restricted stock unit awards granted in conjunction with the Magellan Acquisition.
(b) - Includes 509,077 restricted stock unit awards released to participants and forfeited in conjunction with the Magellan Acquisition.
(c) - Includes 338,043 restricted stock that remain unvested related to the Magellan Acquisition.

	2024	2023	2022
Weighted-average grant date fair value (per share)	$75.42	$66.50	$60.96
Fair value of units granted (millions of dollars)	$39	$111	$20
Grant date fair value of units vested (millions of dollars)	$47	$48	$14

Performance Unit Activity - As of Dec. 31, 2024, we had $38 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested Dec. 31, 2023	1,094,940	$75.22
Granted	452,360	$85.69
Released to participants	(418,357)	$62.32
Forfeited	(29,244)	$82.10
Nonvested Dec. 31, 2024	1,099,699	$84.25

	2024	2023	2022
Volatility (a)	29.00%	63.30%	61.10%
Dividend yield	5.40%	5.75%	6.15%
Risk-free interest rate	4.46%	4.43%	1.78%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2024	2023	2022
Weighted-average grant date fair value (per share)	$85.69	$87.46	$79.05
Fair value of units granted (millions of dollars)	$39	$32	$32
Grant date fair value of units vested (millions of dollars)	$26	$21	$20

Employee Stock Purchase Plan - We have reserved a total of 12 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 59%, 69% and 68% of employees participated in the plan in 2024, 2023 and 2022, respectively. Under the plan, we sold 275,874 shares at a weighted average of $64.38 per share in 2024, 236,108 shares at a weighted average of $52.70 per share in 2023 and 235,583 shares at a weighted average of $47.21 per share in 2022.

Employee Stock Award Program - Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one-dollar increment above its previous high closing price. We originally reserved a total of 900,000 shares of common stock for issuance under this program. Shares issued to employees under this program during 2024 totaled 127,825 and we have fully awarded all shares allocated to the program. We expect to request additional shares be issued and allocated to the program during the 2025 Annual Meeting of Shareholders. Employees have received awards through the $103 milestone. No shares were issued to employees under this program in 2023 or 2022.

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

M.    EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

ONEOK Legacy Retirement Plan - We have a legacy defined benefit pension plan covering certain employees and former employees, which closed to new participants in 2005. In addition, we have a supplemental executive retirement plan for the benefit of certain officers who participate in our defined benefit pension plan. Our supplemental executive retirement plan is closed to new participants. We fund our defined benefit pension plan at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

Magellan Legacy Retirement Plans - As a result of the Magellan Acquisition, we assumed the pension plan assets and obligations of Magellan in 2023. These obligations are composed of two defined benefit pension plans, including one for non-union employees and one for union employees. The pension plan for non-union employees closed to new participants upon the closing of the acquisition. The pension plan for union employees closed to new participants in January 2024. We fund these defined benefit pension plans at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

Other Postretirement Benefit Plans - We sponsor legacy health and welfare plans that provide postretirement medical and life insurance benefits to employees hired prior to 2017 who retire with at least five years of full-time consecutive service. The postretirement medical plan for pre-Medicare participants is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses. In 2023, we also assumed the postretirement benefit obligations of Magellan which covers certain employees of Magellan.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Dec. 31,		Dec. 31,
	2024	2023	2024	2023
Change in benefit obligation	(Millions of dollars)
Benefit obligation, beginning of period	$702	$423	$51	$38
Service cost	21	7	—	—
Interest cost	37	27	2	2
Plan participants’ contributions	—	—	1	1
Actuarial (gain) loss	(35)	38	(5)	3
Benefits paid	(36)	(33)	(3)	(4)
Magellan Acquisition	—	240	—	11
Benefit obligation, end of period (a)	689	702	46	51

Change in plan assets
Fair value of plan assets, beginning of period	554	322	16	17
Actual return on plan assets	12	60	1	2
Employer contributions	5	—	—	—
Plan participants’ contributions	—	—	1	1
Benefits paid	(36)	(33)	(3)	(4)
Magellan Acquisition	—	205	—	—
Fair value of plan assets, end of period (b)	535	554	15	16
Balance at Dec. 31	$(154)	$(148)	$(31)	$(35)

Current liabilities	$(5)	$(5)	$—	$—
Noncurrent liabilities	(149)	(143)	(31)	(35)
Balance at Dec. 31	$(154)	$(148)	$(31)	$(35)
(a) - The benefit obligation for Retirement Benefits at Dec. 31, 2024 and 2023, include the supplemental executive retirement plan obligation.
(b) - Fair value of plan assets for Retirement Benefits exclude the assets of our supplemental executive retirement plan, which totaled $92 million and $89 million at Dec. 31, 2024 and 2023, respectively, and are included in other assets on the Consolidated Balance Sheets. These assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $628 million and $637 million at Dec. 31, 2024 and 2023, respectively.

The components of net periodic benefit cost and related assumptions, and amounts recognized in other comprehensive income related to our retirement and other postretirement benefit plans are not material. The balance in accumulated other comprehensive loss at Dec. 31, 2024 and 2023, was $58 million and $64 million, respectively. This balance is expected to be amortized over the average remaining service period of employees participating in these plans.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	Dec. 31,		Dec. 31,
	2024	2023	2024	2023
Discount rate	5.80%	5.40%	5.80%	5.50%
Compensation increase rate	3.65%	3.65%	NA	NA
Interest credit rating (a)	4.78%	4.03%	NA	NA
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

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our ONEOK legacy defined benefit pension plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. A majority of the legacy Magellan pension assets are allocated to fixed income securities and invested to match the duration of the plans’ short, intermediate and long-term liabilities, with the remaining amount allocated to equity securities. Our pension plans utilize a diversified mix of investments that may include domestic and international equities, short, intermediate and long term corporate and government obligations, real estate and hedge funds. The combined target allocation for the assets of our pension plans as of Dec. 31, 2024, is as follows:

Domestic and international equities	32%
Long duration fixed income	55%
Return-seeking credit	5%
Hedge funds	5%
Real estate funds	3%
Total	100%
As part of our risk management for the plans, minimums and maximums have been set for each of the asset classes listed above.

The fair value of the plan assets for our other postretirement benefit plans as of Dec. 31, 2024, are not material. The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension plans:

	Pension Benefits
	Dec. 31, 2024
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Millions of dollars)
Investments:
Equity securities	$64	$—	$—	$64	$—	$64
Cash and money market funds	7	—	—	7	—	7
Government obligations	36	—	—	36	—	36
Corporate obligations	101	—	—	101	—	101
Common/collective trusts
Equity securities (a)	—	—	—	—	107	107
Real estate funds	—	—	—	—	18	18
Government obligations	—	—	—	—	50	50
Corporate obligations (b)	—	—	—	—	118	118
Short-term investments	—	—	—	—	5	5
Other investments (c)	—	—	—	—	29	29
Fair value of plan assets	$208	$—	$—	$208	$327	$535
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
	Dec. 31, 2023
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

Contributions - During 2024, we contributed $5 million to our legacy ONEOK defined benefit pension and made no contributions to our legacy Magellan defined benefit pension plans and other post retirement benefit plans. We contributed $9 million to our legacy ONEOK defined benefit pension, $17 million to our legacy Magellan non-union plan and $3 million to our legacy Magellan union plan in February 2025. We do not expect to make any contributions to our other postretirement benefit plans in 2025.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pensions and other postretirement benefit plans for the period ending Dec. 31, 2024, were $36 million and $3 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2025 through 2034:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Millions of dollars)
2025	$44	$5
2026	$45	$4
2027	$47	$4
2028	$48	$4
2029	$51	$4
2030 through 2034	$272	$17

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at Dec. 31, 2024, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation each payroll period, subject to certain limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plans. We generally make a quarterly profit-sharing contribution equal to 1% of each profit-sharing participant’s eligible compensation during the quarter and an annual discretionary profit-sharing contribution equal to a percentage of each profit-sharing participant’s eligible compensation. Effective Jan. 1, 2025, the profit-sharing quarterly contributions will increase to 6% from 1% of quarterly eligible compensation. We will continue to make annual discretionary contributions of up to 2% of eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $66 million, $44 million and $35 million in 2024, 2023 and 2022, respectively.

Medallion terminated the legacy Medallion 401(k) Plan effective Oct. 30, 2024, prior to the closing of the Medallion Acquisition on Oct. 31, 2024. Legacy Medallion employees may roll their Medallion 401(k) Plan account balance to the ONEOK 401(k) Plan or an individual retirement account or take a distribution.

In September 2023, the legacy Magellan 401(k) Plan was terminated as a result of the Magellan Acquisition, and legacy Magellan employees were given the option to roll their 401(k) balances into the existing ONEOK 401(k) Plan or to their individual retirement accounts. The Magellan 401(k) plan was liquidated and closed in September 2024.

Subsequent event - EnLink terminated the EnLink 401(k) Plan effective Jan. 30, 2025, prior to the closing of the EnLink Acquisition. Legacy EnLink employees may roll their EnLink 401(k) Plan account balance to the ONEOK 401(k) Plan, an individual retirement account or take a distribution.

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

N.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Current tax expense (benefit)
Federal	$89	$(3)	$52
State	20	12	12
Total current tax expense	109	9	64
Deferred tax expense
Federal	792	739	423
State	97	90	41
Total deferred tax expense	889	829	464
Total provision for income taxes	$998	$838	$528

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
Income before income taxes	$4,110	$3,497	$2,250
Federal statutory income tax rate	21.0%	21.0%	21.0%
Provision for federal income taxes	863	734	472
State income taxes, net of federal benefit	93	100	54
Change in valuation allowance	12	2	(1)
Deferred tax rate change	20	—	—
Excess tax benefits from share-based compensation	(13)	1	(1)
Other, net	23	1	4
Income tax provision	$998	$838	$528

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of the dates indicated:

	Dec. 31, 2024	Dec. 31, 2023
Deferred tax assets	(Millions of dollars)
Employee benefits and other accrued liabilities	$99	$88
Federal net operating loss	2,818	2,534
State net operating loss and benefits	515	492
Derivative instruments	15	—
Interest expense limitation	407	210
Other	39	20
Total deferred tax assets	3,893	3,344
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(252)	(240)
Net deferred tax assets	3,641	3,104
Deferred tax liabilities
Excess of tax over book depreciation	58	104
Derivative instruments	—	7
Investment in partnerships (a)	9,034	5,587
Total deferred tax liabilities	9,092	5,698
Net deferred tax liabilities	$5,451	$2,594
(a) Due primarily to excess of tax over book depreciation.

On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition resulting in a difference between the carrying value of the underlying assets acquired and the carryover tax basis in the assets, which resulted in a deferred tax liability of $2.0 billion recorded as part of the purchase price allocation.

Subsequent event - On Jan. 31, 2025, we completed the EnLink Acquisition by acquiring all of the remaining and outstanding publicly held EnLink Units. EnLink is now a wholly owned subsidiary and included in our consolidated income tax returns.

As of Dec. 31, 2024, we have federal net operating loss carryforwards of $13.4 billion, the majority of which have an indefinite carryforward period. We expect to generate taxable income and utilize these net operating loss carryforwards in future periods. We also have loss and credit carryovers in multiple states, $11.0 billion of which, have an indefinite carryforward period and $2.3 billion of which will expire between 2026 and 2044. We have deferred tax assets related to federal and state net operating loss and credit carryforwards of $3.3 billion and $3.0 billion in 2024 and 2023, respectively. We believe that it is more likely than not that the tax benefits of certain state carryforwards will not be utilized; therefore, we recorded a valuation allowance, which was increased by $12 million and $165 million in 2024 and 2023, respectively, and reduced by $1 million in 2022 through net income.

O.    UNCONSOLIDATED AFFILIATES

EnLink Controlling Interest Acquisition - As a result of the EnLink Controlling Interest Acquisition, our investments in unconsolidated affiliates includes EnLink’s three unconsolidated affiliates. These investments include EnLink’s 15% ownership interest in Matterhorn, which is a bidirectional pipeline that transports natural gas from the Waha Hub to Katy, Texas. The other unconsolidated affiliates acquired are not material.

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates as of the dates indicated:

	Net Ownership Interest	Dec. 31, 2024	Dec. 31, 2023
		(Millions of dollars)
Overland Pass	50%	$400	$402
Saddlehorn (a)	40%	373	288
Northern Border	50%	333	338
BridgeTex	30%	250	193
Matterhorn (b)	15%	248	—
MVP	25%	235	241
Roadrunner	50%	183	188
Other	Various	294	224
Investments in unconsolidated affiliates (c)		$2,316	$1,874
(a) - In March 2024, we purchased an additional 10% interest in Saddlehorn, resulting in a 40% ownership interest.
(b) - As of Dec. 31, 2024, the 15% interest represents EnLink’s ownership interest in Matterhorn.
(c) - Includes basis differences of $368 million and $148 million at Dec. 31, 2024 and 2023, respectively, related to property, plant and equipment and equity-method goodwill (Note A).

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended Dec. 31,
	2024	2023	2022
	(Millions of dollars)
BridgeTex (a)	$127	$(1)	$—
Northern Border	95	75	71
Overland Pass	86	56	33
Saddlehorn (a)	50	10	—
Roadrunner	40	43	37
MVP (a)	14	4	—
Matterhorn (b)	8	—	—
Other	19	15	7
Equity in net earnings from investments	$439	$202	$148
(a) - For the year ended Dec. 31, 2023, includes equity in net earnings from the period Sept. 25, 2023 through Dec. 31, 2023.
(b) - For the year ended Dec. 31, 2024, includes equity in net earnings from the period Oct. 15, 2024 through Dec. 31, 2024.

We incurred expenses in transactions with unconsolidated affiliates of $254 million, $132 million and $83 million for 2024, 2023 and 2022, respectively, primarily related to Overland Pass and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our equity-method investees were not material.

We have agreements with our unconsolidated affiliates which provide that distributions to members are made, primarily, on a pro rata basis according to each member’s ownership interest.

We are the operator of Roadrunner, BridgeTex, MVP and Saddlehorn. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

In 2024, we acquired an additional 10% interest in Saddlehorn, resulting in a total ownership interest of 40%. In 2023, we made an equity contribution of $105 million to Roadrunner, which in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt. Also in 2023, we made an equity contribution of $91 million to Northern Border which in combination with an equal contribution from our joint venture partner, was used to partially repay the outstanding balance of its revolving credit facility and fund capital projects. In 2022, our equity contributions were not material.

P.    COMMITMENTS AND CONTINGENCIES

Commitments - The following table sets forth our transportation, volume and storage commitments for the periods indicated:

Commitments	(Millions of dollars)
2025	$144
2026	160
2027	144
2028	140
2029	135
Thereafter	708
Total	$1,431

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

Legal Proceedings - Corpus Christi Terminal Personal Injury Proceeding - Ismael Garcia, Andrew Ramirez, and Jesus Juarez Quintero, et al. brought personal injury cases against Magellan and co-defendants Triton Industrial Services, LLC, Tidal Tank, Inc. and Cleveland Integrity Services, Inc. in Nueces County Court in Texas. The claims were originally brought in three different actions but were consolidated into a single case on Mar. 2, 2021. Claims were asserted by or on behalf of seven individuals, and certain beneficiaries, who were employed by a contractor of Magellan and were injured, one fatally, as a result of a fire that occurred on Dec. 5, 2020, while they were cleaning a tank at our Corpus Christi terminal. In 2024, we reached settlement with all remaining claimants, and all settlement payments were made, and were fully offset by insurance proceeds received.

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

Q.    LEASES

Lessee activity - The following table sets forth information about our operating lease assets and liabilities included in our Consolidated Balance Sheets as of the dates indicated:

Leases	Location in our Consolidated Balance Sheets	Dec. 31, 2024	Dec. 31, 2023
		(Millions of dollars)
Operating leases assets	Other assets	$220	$104

Operating leases liabilities
Current	Other current liabilities	$62	$23
Noncurrent	Other deferred credits	154	74
Total operating lease liabilities		$216	$97

The weighted average remaining lease term for our operating leases was 9.1 years and 6.3 years at Dec. 31, 2024 and 2023, respectively. The weighted average discount rate for our operating leases was 5.51% and 5.78% at Dec. 31, 2024 and 2023, respectively. Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of Dec. 31, 2024:

Operating Leases
(Millions of dollars)
2025	$72
2026	52
2027	30
2028	25
2029	21
2030 and beyond	75
Total lease payments	275
Less: Interest	59
Present value of lease liabilities	$216
Our lease costs and supplemental cash flow information related to our leases for the periods ended Dec. 31, 2024 and 2023, are not material.

R.    REVENUES

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of Dec. 31, 2024, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from two months to16 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2025	$1,230
2026	1,058
2027	993
2028	917
2029 and beyond	3,314
Total estimated transaction price allocated to unsatisfied performance obligations	$7,512

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

S.    SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments, as follows:
•our Natural Gas Gathering and Processing segment gathers, treats, processes and markets natural gas;
•our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes Purity NGLs;
•our Natural Gas Pipelines segment transports, stores and markets natural gas; and
•our Refined Products and Crude segment gathers, transports, stores, distributes, blends and markets Refined Products and crude oil.

On Oct. 15, 2024, we completed the EnLink Controlling Interest Acquisition. EnLink’s results of operations are reported across all four of our existing operating segments from the period of Oct. 15, 2024, to Dec. 31, 2024. On Oct. 31, 2024, we completed the Medallion Acquisition. Medallion’s results of operations are reported in our Refined Products and Crude segment from the period of Nov. 1, 2024, to Dec. 31, 2024.

Other and eliminations consist of corporate costs, the operating activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

For the years ended Dec. 31, 2024, and Dec. 31, 2022, we had no single customer from which we received 10% or more of our consolidated revenues. For the year ended Dec. 31, 2023, revenues from one customer impacting all our segments represented approximately 11% of our consolidated revenues.

The significant expense categories and amounts included in the table below align with the segment-level information that is regularly provided to the chief operating decision maker.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended Dec. 31, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$3,033	$14,446	$—	$2,258	$19,737
Residue natural gas sales	1,203	—	137	—	1,340
Exchange services and natural gas gathering and processing revenue	260	500	—	—	760
Transportation and storage revenue	70	207	684	2,082	3,043
Other revenue	23	14	1	120	158
Total revenues (a)	4,589	15,167	822	4,460	25,038
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,600)	(11,994)	(112)	(1,949)	(16,655)
Operating costs	(603)	(762)	(233)	(888)	(2,486)
Adjusted EBITDA from unconsolidated affiliates	3	95	187	247	532
Noncash compensation expense	20	34	8	31	93
Other (b)	75	3	228	(9)	297
Segment adjusted EBITDA	$1,484	$2,543	$900	$1,892	$6,819
Depreciation and amortization	$(325)	$(361)	$(88)	$(354)	$(1,128)
Equity in net earnings from investments	$—	$85	$143	$211	$439
Investments in unconsolidated affiliates	$33	$484	$764	$1,031	$2,312
Total assets	$15,856	$19,797	$5,041	$23,181	$63,875
Capital expenditures	$492	$987	$258	$216	$1,953
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $3.0 billion for the Natural Gas Gathering and Processing segment, $0.3 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.
(b) - Includes a gain of $227 million for the Natural Gas Pipelines segment related to the sale of three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc.

Year Ended Dec. 31, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$19,737	$(3,287)	$16,450
Residue natural gas sales	1,340	(10)	1,330
Exchange services and natural gas gathering and processing revenue	760	—	760
Transportation and storage revenue	3,043	(23)	3,020
Other revenue	158	(20)	138
Total revenues (a)	$25,038	$(3,340)	$21,698
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(16,655)	$3,344	$(13,311)
Operating costs	$(2,486)	$(10)	$(2,496)
Depreciation and amortization	$(1,128)	$(6)	$(1,134)
Equity in net earnings from investments	$439	$—	$439
Investments in unconsolidated affiliates	$2,312	$4	$2,316
Total assets	$63,875	$194	$64,069
Capital expenditures	$1,953	$68	$2,021
(a) - Substantially all of our revenues relate to contracts with customers.

Year Ended Dec. 31, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,479	$13,666	$—	$502	$16,647
Residue natural gas sales	1,398	—	39	—	1,437
Gathering, processing and exchange services revenue	147	549	—	—	696
Transportation and storage revenue	—	204	582	535	1,321
Other revenue	32	10	2	34	78
Total revenues (a)	4,056	14,429	623	1,071	20,179
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,364)	(11,592)	(28)	(450)	(14,434)
Operating costs	(467)	(666)	(202)	(198)	(1,533)
Adjusted EBITDA from unconsolidated affiliates	1	67	160	36	264
Noncash compensation expense	19	29	8	6	62
Other (b)	(1)	778	(2)	—	775
Segment adjusted EBITDA	$1,244	$3,045	$559	$465	$5,313
Depreciation and amortization	$(272)	$(334)	$(67)	$(92)	$(765)
Equity in net earnings from investments	$(2)	$58	$118	$28	$202
Investments in unconsolidated affiliates	$24	$419	$526	$903	$1,872
Total assets	$7,078	$14,974	$2,624	$19,531	$44,207
Capital expenditures	$448	$818	$228	$52	$1,546
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $2.4 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.
(b) - Includes a settlement gain of $779 million for the Natural Gas Liquids segment related to the Medford incident.

Year Ended Dec. 31, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$16,647	$(2,480)	$14,167
Residue natural gas sales	1,437	—	1,437
Gathering, processing and exchange services revenue	696	—	696
Transportation and storage revenue	1,321	(15)	1,306
Other revenue	78	(7)	71
Total revenues (a)	$20,179	$(2,502)	$17,677
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(14,434)	$2,505	$(11,929)
Operating costs	$(1,533)	$(2)	$(1,535)
Depreciation and amortization	$(765)	$(4)	$(769)
Equity in net earnings from investments	$202	$—	$202
Investments in unconsolidated affiliates	$1,872	$2	$1,874
Total assets	$44,207	$59	$44,266
Capital expenditures	$1,546	$49	$1,595
(a) - Substantially all of our revenues relate to contracts with customers.

Year Ended Dec. 31, 2022	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Total Segments
	(Millions of dollars)
NGL and condensate sales	$3,690	$18,329	$—	$22,019
Residue natural gas sales	2,674	—	39	2,713
Gathering, processing and exchange services revenue	144	547	—	691
Transportation and storage revenue	—	180	539	719
Other revenue	25	11	1	37
Total revenues (a)	6,533	19,067	579	26,179
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,117)	(16,546)	(25)	(21,688)
Operating costs	(403)	(576)	(181)	(1,160)
Equity in net earnings from investments	5	35	108	148
Noncash compensation expense	17	27	7	51
Other	2	88	—	90
Segment adjusted EBITDA	$1,037	$2,095	$488	$3,620
Depreciation and amortization	$(257)	$(302)	$(62)	$(621)
Investments in unconsolidated affiliates	$28	$415	$359	$802
Total assets	$6,980	$14,643	$2,254	$23,877
Capital expenditures	$445	$581	$123	$1,149
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $3.7 billion and were not material for the Natural Gas Liquids and Natural Gas Pipelines segments.

Year Ended Dec. 31, 2022	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
NGL and condensate sales	$22,019	$(3,759)	$18,260
Residue natural gas sales	2,713	(8)	2,705
Gathering, processing and exchange services revenue	691	—	691
Transportation and storage revenue	719	(9)	710
Other revenue	37	(16)	21
Total revenues (a)	$26,179	$(3,792)	$22,387
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(21,688)	$3,778	$(17,910)
Operating costs	$(1,160)	$11	$(1,149)
Depreciation and amortization	$(621)	$(5)	$(626)
Equity in net earnings from investments	$148	$—	$148
Investments in unconsolidated affiliates	$802	$—	$802
Total assets	$23,877	$502	$24,379
Capital expenditures	$1,149	$53	$1,202
(a) - Substantially all of our revenues relate to contracts with customers.

	Years Ended Dec. 31,
	2024	2023	2022
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$3,112	$2,659	$1,722
Interest expense, net of capitalized interest	1,371	866	676
Depreciation and amortization	1,134	769	626
Income taxes	998	838	528
Adjusted EBITDA from unconsolidated affiliates (a)	532	264	—
Equity in net earnings from investments (a)	(439)	(202)	—
Noncash compensation expense and other	76	49	68
Other corporate costs (b)	35	70	—
Total segment adjusted EBITDA (a)(c)(d)	$6,819	$5,313	$3,620
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
(b) - The year ended Dec. 31, 2024, includes transaction costs related primarily to the EnLink Acquisitions and Medallion Acquisition of $73 million, offset partially by interest income of $39 million. The year ended Dec. 31, 2023, includes transaction costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and corporate net gains of $41 million on extinguishment of debt related to open market repurchases.
(c) - The year ended Dec. 31, 2023, includes $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.
(d) - The year ended Dec. 31, 2024, includes a gain of $227 million from the interstate natural gas pipeline divestiture.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of Dec. 31, 2024.

Our evaluation of the effectiveness of internal control over financial reporting excludes the EnLink Controlling Interest Acquisition and the Medallion Acquisition. Our Consolidated Statement of Income for the year ended Dec. 31, 2024, includes approximately 7% and 1% of total revenue attributable to EnLink and Medallion, respectively, and our Consolidated Balance Sheet as of Dec. 31, 2024, includes approximately 20% and 3% of total assets attributable to EnLink and Medallion, respectively, that were excluded from management’s assessment of the effectiveness of internal controls over financial reporting. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The effectiveness of our internal control over financial reporting as of Dec. 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended Dec. 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended Dec. 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in item 408(a) Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Corporate Governance

Information concerning our corporate governance is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Insider Trading Policy

We have adopted insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of Dec. 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	2,708,539	—	4,695,916
Equity compensation plans not approved by security holders (2)	271,034	$100.40	—
Total	2,979,573	$100.40	4,695,916
(1) - Includes shares granted under our Employee Stock Purchase Plan, Employee Stock Award Program and restricted stock incentive unit awards and performance unit awards granted under our former Equity Compensation Plan, our Equity Incentive Plan and the assumed former Magellan Midstream Partners, L.P., Long-Term Incentive Plan. For a brief description of the material features of these plans, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.
(2) - Includes our NQDC Plan, Deferred Compensation Plan for Non-Employee Directors and our former Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Notes L and M of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - There is no exercise price associated with restrictive stock incentive unit awards and performance unit awards. Compensation deferred into our common stock under our Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $100.40, which represents the 2024 year-end closing price of our common stock on the NYSE.
(4) - Includes 1,459,223, 2,379 and 3,234,314 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Incentive Plan, respectively.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

2
Agreement and Plan of Merger, dated as of May 14, 2023, by and among ONEOK, Inc., Otter Merger Sub, LLC and Magellan Midstream Partners, L.P. (incorporated by reference from Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed May 15, 2023 (File No. 1-13643)).

2.1
Purchase Agreement, dated as of Aug. 28, 2024, by and among ONEOK, Inc., GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC (incorporated by reference from Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 30, 2024 (File No. 1-13643)).

2.2
Purchase and Sale Agreement, dated as of Aug. 28, 2024, by and among ONEOK, Inc., GIP III Trophy GP 2, LLC, GIP III Trophy Acquisition Partners, L.P. and Medallion Management, L.P. (incorporated by reference from Exhibit 2.2 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 30, 2024 (File No. 1-13643)).

2.3
Agreement and Plan of Merger, dated as of Nov. 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, L.L.C., Elk Merger Sub II, L.L.C., EnLink Midstream LLC and EnLink Midstream Manager, LLC (incorporated by reference from Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K, filed Nov. 25, 2024 (File No. 1-13643)).

3
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated July 3, 2017, as amended (incorporated by reference from Exhibit 3.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2017, filed Nov. 1, 2017 (File No. 1-13643)).

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed Feb. 24, 2023 (File No. 1-13643)).

3.2
Certificate of Designation for Convertible Preferred Stock of WAI, Inc. (now ONEOK, Inc.) filed Nov. 21, 2008 (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed Aug. 1, 2012 (File No. 1-13643)).

3.3
Certificate of Designation for Series C Participating Preferred Stock of ONEOK, Inc. filed Nov. 21, 2008 (incorporated by reference from Exhibit No. 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed Aug. 1, 2012 (File No. 1-13643)).

3.4
Certificate of Designation, Preferences and Rights of Series E Non-Voting Perpetual Preferred Stock of ONEOK, Inc. filed April 20, 2017 (incorporated by reference from Exhibit No. 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed April 20, 2017 (File No. 1-13643)).

4	Form of Common Stock Certificate (incorporated by reference from Exhibit 1 to ONEOK, Inc.’s Registration Statement on Form 8-A filed Nov. 21, 1997 (File No. 1-13643)).

4.1
Second Supplemental Indenture, dated as of Sept. 25, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee, with respect to the 6.875% Debentures due 2028 (incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form 8-K/A filed Oct. 2, 1998 (File No. 1-13643)).

4.2
Fifth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and The Bank of New York Mellon Trust, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.3
Sixth Supplemental Indenture, dated as of Sept. 25, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and The Bank of New York Mellon Trust, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed Sept. 25, 2023 (File No. 1-13643)).

4.4
Indenture, dated as of Dec. 28, 2001, between ONEOK, Inc. and SunTrust Bank, as trustee (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed Dec. 28, 2001 (File No. 333-65392)).

4.5
Third Supplemental Indenture, dated as of June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed June 17, 2005 (File No. 1-13643)).

4.6
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

4.8
Indenture, dated as of Jan. 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed Jan. 26, 2012 (File No. 1-13643)).

4.9
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

4.12
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643))

4.13
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)

4.14
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.15
Ninth Supplemental Indenture, dated March 13, 2019, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-12202)).

4.16
Tenth Supplemental Indenture, dated as of Aug. 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.75% Senior Notes due 2024 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed Aug. 15, 2019 (File No. 1-13643)).

4.17
Eleventh Supplemental Indenture, dated as of Aug. 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.40% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed Aug. 15, 2019 (File No. 1-13643)).

4.18
Twelfth Supplemental Indenture, dated as of Aug. 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.45% Senior Notes due 2049 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed Aug. 15, 2019 (File No. 1-13643)).

4.19
Thirteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 2.200% Senior Notes due 2025 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.20
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.100% Senior Notes due 2030 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.21
Fifteenth Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes due 2050 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 20, 2020 (File No. 1-13643)).

4.22
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.850% Senior Notes due 2026 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.23
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.350% Senior Notes due 2031 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.24
Eighteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 7.150% Senior Notes due 2051 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.25
Nineteenth Supplemental Indenture, dated as of Nov. 18, 2022, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee, with respect to the 6.100% Senior Notes due 2032 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed Nov. 18, 2022 (File No. 1-13643)).

4.26
Twentieth Supplemental Indenture, dated as of Aug. 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.550% Senior Notes due 2026 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 25, 2023 (File No. 1-13643)).

4.27
Twenty-First Supplemental Indenture, dated as of Aug. 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.650% Senior Notes due 2028 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 25, 2023 (File No. 1-13643)).

4.28
Twenty-Second Supplemental Indenture, dated as of Aug. 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.800% Senior Notes due 2030 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 25, 2023 (File No. 1-13643)).

4.29
Twenty-Third Supplemental Indenture, dated as of Aug. 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.050% Senior Notes due 2033 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 25, 2023 (File No. 1-13643)).

4.30
Twenty-Fourth Supplemental Indenture, dated as of Aug. 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.625% Senior Notes due 2053 (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed Aug. 25, 2023 (File No. 1-13643)).

4.31
Twenty-Fifth Supplemental Indenture, dated as of Sept. 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 25, 2023 (File No. 1-13643)).

4.32
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

4.33
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

4.34
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

4.35
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

4.36
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

4.37
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

4.38
Indenture, dated as of Sept. 25, 2006, between ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed Sept. 26, 2006 (File No. 1-12202)).

4.39
Third Supplemental Indenture, dated as of Sept. 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.65% Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed Sept. 26, 2006 (File No. 1-12202)).

4.40
Fourth Supplemental Indenture, dated as of Sept. 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85% Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed Sept. 28, 2007 (File No. 1-12202)).

4.41
Seventh Supplemental Indenture, dated as of Jan. 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed Jan. 26, 2011 (File No. 1-12202)).

4.42
Twelfth Supplemental Indenture, dated as of Sept. 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.200% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed Sept. 12, 2013 (File No. 1-12202)).

4.43
Fourteenth Supplemental Indenture, dated as of March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.44
Fifteenth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to ONEOK, Partners, L.P.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-12202)).

4.45
Sixteenth Supplemental Indenture, dated as of Sept. 25, 2023, among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 25, 2023 (File No. 1-13643)).

4.46
Indenture, dated as of April 19, 2007, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.47
First Supplemental Indenture, dated as of April 19, 2007, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to the 6.400% Senior Notes due 2037 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.48
Second Supplemental Indenture, dated as of Sept. 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 25, 2023 (File No. 1-13643)).

4.49
Third Supplemental Indenture, dated as of Dec. 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed Dec. 14, 2023 (File No. 1-13643)).

4.50
Indenture, dated as of Aug. 11, 2010, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Midstream Partners, L.P.’s Form 8-K, filed Aug. 16, 2010 (File No. 1-16335)).

4.51
Second Supplemental Indenture, dated as of Nov. 9, 2012, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2042 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Nov. 9, 2012 (File No. 1-16335)).

4.52
Third Supplemental Indenture, dated as of Oct. 10, 2013, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.15% Senior Notes due 2043 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Oct. 10, 2013 (File No. 1-16335)).

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

4.55
Sixth Supplemental Indenture, dated as of Feb. 29, 2016, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.00% Senior Notes due 2026 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Feb. 29, 2016 (File No. 1-16335)).

4.56
Seventh Supplemental Indenture, dated as of Sept. 13, 2016, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.25% Senior Notes due 2046 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Sept. 13, 2016 (File No. 1-16335)).

4.57
Eighth Supplemental Indenture, dated as of Oct. 3, 2017, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Oct. 3, 2017 (File No. 1-16335)).

4.58
Ninth Supplemental Indenture, dated as of Jan. 18, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.850% Senior Notes due 2049 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Jan. 18, 2019 (File No. 1-16335)).

4.59
Tenth Supplemental Indenture, dated as of Aug. 19, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.950% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed Aug. 19, 2019 (File No. 1-16335)).

4.60
Eleventh Supplemental Indenture, dated as of May 20, 2020, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.250% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed May 20, 2020 (File No. 1-16335))

4.61
Twelfth Supplemental Indenture, dated as of Sept. 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed Sept. 25, 2023 (File No. 1-13643)).

4.62
Thirteenth Supplemental Indenture, dated as of Dec. 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee, (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed Dec. 14, 2023 (File No. 1-13643)).

4.63
Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed March 21, 2014 (File No. 001-36340)).

4.64
First Supplemental Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed March 21, 2014 (File No. 001-36340)).

4.65
Second Supplemental Indenture, dated as of Nov. 12, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed Nov. 12, 2014 (File No. 001-36340)).

4.66
Third Supplemental Indenture, dated as of May 12, 2015, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed May 12, 2015 (File No. 001-36340)).

4.67
Fourth Supplemental Indenture, dated as of July 14, 2016, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed July 14, 2016 ((File No. 001-36340)).

4.68
Fifth Supplemental Indenture, dated as of May 11, 2017, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed May 11, 2017 (File No. 001-36340)).

4.69
Indenture, dated as of April 9, 2019, by and between EnLink Midstream, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed April 9, 2019 (File No. 001-36336)).

4.70
First Supplemental Indenture, dated as of April 9, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Partners, LP, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed April 9, 2019 (File No. 001-36336)).

4.71
Indenture, dated as of Dec. 17, 2020, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Dec. 18, 2020 (File No. 001-36336)).

4.72
Indenture, dated as of Aug. 31, 2022, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed on Aug. 31, 2022 (File No. 001-36336)).

4.73
Indenture, dated as of Aug. 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Aug. 15, 2024 (File No. 001-36336)).

4.74
First Supplemental Indenture, dated as of Aug. 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Aug. 15, 2024 (File No. 001-36336)).

4.75
First Supplemental Indenture, dated as of Jan. 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Jan. 31, 2025, File No. 001-36336).

4.76
Second Supplemental Indenture, dated as of Jan. 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Jan. 31, 2025, File No. 001-36336).

4.77
First Supplemental Indenture, dated as of Jan. 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Jan. 31, 2025, File No. 001-36336).

4.78
Second Supplemental Indenture, dated as of Jan. 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed Jan. 31, 2025, File No. 001-36336).

4.79
Third Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.80
Second Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.81
Second Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.82
Third Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.83
Sixth Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.9 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.84
Seventh Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.10 to ONEOK, Inc.’s Current Report on Form 8-K filed Feb. 5, 2025 (File No. 1-13643)).

4.85
Fourteenth Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.11 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.86
Fourth Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.12 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.87
Sixth Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.13 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.88
Thirty-Second Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.14 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.89
Seventeenth Supplemental Indenture, dated as of Jan. 31, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, ONEOK, Inc., Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 5, 2025 (File No. 1-13643)).

4.90	Description of securities (incorporated by reference from Exhibit 4.43 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, filed Feb. 23, 2021 (File No. 1-13643)).

10
ONEOK, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001, filed March 14, 2002 (File No. 1-13643)).

10.1	ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed Jan. 25, 2001 (File No. 333-54274)).

10.2
ONEOK, Inc. Supplemental Executive Retirement Plan terminated and frozen Dec. 31, 2004 (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed Dec. 20, 2004 (File No. 1-13643)).

10.3
ONEOK, Inc. 2005 Supplemental Executive Retirement Plan, as amended and restated, dated as of Dec. 18, 2008 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2008, filed Feb. 25, 2009 (File No. 1-13643)).

10.4
Form of Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended (incorporated by reference from Exhibit 10.5 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2014, filed Feb. 25, 2015 (File No. 1-13643)).

10.5	Amended and Restated ONEOK, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 27, 2009 (File No. 1-13643)).

10.6
ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, as amended and restated Dec. 16, 2004 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed Dec. 20, 2004 (File No. 1-13643)).

10.7
ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan, as amended and restated, dated as of Dec. 18, 2008 (incorporated by reference from Exhibit 10.8 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2008, filed Feb. 25, 2009 (File No. 1-13643)).

10.8
ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated, dated as of Dec. 18, 2008 (incorporated by reference from Exhibit 10.9 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2008, filed Feb. 25, 2009 (File No. 1-13643)).

10.9
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed Aug. 4, 2006 (File No. 1-12202)).

10.10	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.11
Form of 2023 Restricted Unit Stock Award Agreement, dated as of Feb. 22, 2023 (incorporated by reference from Exhibit 10.15 to ONEOK, Inc.’s Annual Report on Form 10-K, filed Feb. 28, 2023 (File No. 1-13643)).

10.12
Form of 2023 Performance Unit Award Agreement, dated as of Feb. 22, 2023 (incorporated by reference from Exhibit 10.16 to ONEOK, Inc.’s Annual Report on Form 10-K, filed Feb. 28, 2023 (File No. 1-13643)).

10.13	Form of 2022 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.17 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.14	Form of 2022 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.18 to ONEOK, Inc.’s Annual Report on Form 10-K, filed March 1, 2022 (File No. 1-13643)).

10.15	ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.16	ONEOK, Inc. Profit Sharing Plan, dated as of Jan. 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed Dec. 30, 2004 (File No. 333-121769)).

10.17
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated as of Dec. 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2008, filed Feb. 25, 2009 (File No. 1-13643)).

10.18
Equity Distribution Agreement, dated as of Aug. 3, 2023, among ONEOK, Inc., and BofA Securities, Inc., as sales agent, principals and/or forward sellers, as forward purchasers (incorporated by reference from Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K with a filed Aug. 3, 2023 (File No. 1-13643)).

10.19
Form of 2024 Restricted Unit Award Agreement, dated as of Feb. 27, 2024 (incorporated by reference from Exhibit 10.24 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023, filed Feb. 27, 2024 (File No. 1-13643)).

10.20
Form of 2024 Performance Unit Award Agreement, dated as of Feb. 27, 2024 (incorporated by reference from Exhibit 10.25 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023, filed Feb. 27, 2024 (File No. 1-13643)).

10.21
Form of 2021 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.33 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, filed Feb. 23, 2021 (File No. 1-13643)).

10.22
Form of 2021 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.34 to ONEOK, Inc's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, filed Feb. 23, 2021 (File No. 1-13643)).

10.23	Form of 2025 Restricted Unit Award Agreement, dated as of Feb. 19, 2025.

10.24	Form of 2025 Performance Unit Award Agreement, dated as of Feb. 19, 2025.

10.25
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 24, 2023 (incorporated by reference to Exhibit 99.1 to ONEOK, Inc.’s Registration Statement on Form S-8, filed Nov. 9, 2023 (File No. 1-13643)).

10.26
ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan, dated as of July 24, 2019, and effective as of Jan. 1, 2020 (incorporated by reference from Exhibit 10.40 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, filed Feb. 23, 2021 (File No. 1-13643)).

10.27
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) between ONEOK, Inc. and Pierce H. Norton II (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed Aug. 4, 2021 (File No. 1-13643)).

10.28
Form of ONEOK, Inc. Equity Incentive Plan Restricted Unit Award Agreement (Make-Whole Award) (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2022, filed Nov. 2, 2022 (File No. 1-13643)).

10.30
Restricted Unit Award Agreement between ONEOK, Inc. and Janet Hogan (incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2022, filed Nov. 2, 2022 (File No. 1-13643)).

10.31
Restricted Unit Award Agreement between ONEOK, Inc. and Darren Wallis (incorporated by reference to Exhibit 10.4 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2022, filed Nov. 2, 2022 (File No. 1-13643)).

10.32
Second Amended and Restated Credit Agreement, dated as of Feb. 14, 2025, by and amount ONEOK, Inc., as borrower, Citibank, N.A., as administrative agent, a swing line lender, a letter of credit issuer and a lender, and each of the other lenders, swing line lenders and letter of credit issuers party thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 20, 2025 (File No. 1-13643)).

10.33
Second Amended and Restated Guaranty Agreement, dated as of Feb. 14, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, and Elk Merger Sub II, L.L.C., in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K, filed Feb. 20, 2025 (File No. 1-13643)).

10.34
ONEOK, Inc. Long-Term Incentive Plain, as amended and restated, dated as of Jan. 26, 2021 (f/k/a the Magellan Midstream Partners, L.P., Long-Term Incentive Plan) (incorporated by reference to Magellan Midstream Partners, L.P.’s Exhibit 10(a) to Form 10-K filed April 29, 2021) (File No. 1-16335).

10.35
Amendment No. 1, dated as of April 1, 2021 to ONEOK, Inc. Long-Term Incentive Plan (f/k/a the Magellan Midstream Partners, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Magellan Midstream Partners, L.P.’s Form 10-Q filed April 29, 2021) (File No. 1-16335).

10.36
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated, dated Dec. 16, 2021 (incorporated by reference to EnLink Midstream, LLC’s Exhibit 10.3 to Form 10-K, filed Feb. 16, 2022 (File No. 001-36336)).

10.37
Support Agreement, dated as of Nov. 24, 2024, by and among ONEOK, Inc. and EnLink Midstream, LLC (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed Nov. 25, 2024 (File No. 1-13643)).

19	Securities and Insider Trading Policy

21	Required information concerning the registrant’s subsidiaries.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

97	Compensation Recoupment Policy of ONEOK, Inc.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104.00	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended Dec. 31, 2024, 2023 and 2022 (iii) Consolidated Statements of Comprehensive Income for the years ended Dec. 31, 2024, 2023 and 2022; (iv) Consolidated Balance Sheets at Dec. 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended Dec. 31, 2024, 2023 and 2022; (vi) Consolidated Statements of Changes in Equity for the years ended Dec. 31, 2024, 2023 and 2022 and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 25, 2025	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2025.

/s/ Julie H. Edwards	/s/ Pierce H. Norton II
Julie H. Edwards	Pierce H. Norton II
Board Chair	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Senior Vice President and Chief
Executive Vice President, Investor	Accounting Officer, Finance and Tax
Relations and Corporate Development

/s/ Brian L. Derksen	/s/ Pattye L. Moore
Brian L. Derksen	Pattye L. Moore
Director	Director

/s/ Lori A. Gobillot	/s/ Eduardo A. Rodriguez
Lori A. Gobillot	Eduardo A. Rodriguez
Director	Director

/s/ Mark W. Helderman	/s/ Gerald B. Smith
Mark W. Helderman	Gerald B. Smith
Director	Director

/s/ Randall J. Larson	/s/ Wayne T. Smith
Randall J. Larson	Wayne T. Smith
Director	Director