Form 10-Q
period 2025-03-31
ONEOK INC /NEW/
filed 2025-04-30
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025.
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

On April 21, 2025, the Company had 624,632,479 shares of common stock outstanding.

This page intentionally left blank.

ONEOK, Inc.
As used in this Quarterly Report, references to “ONEOK,” “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including Magellan, EnLink and Medallion, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “projects,” “scheduled,” “should,” “target,” “will,” “would” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report, and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, replaced by the $3.5 Billion Credit Agreement
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture
Delaware Basin JV	Delaware G&P LLC, a 50.1% owned joint venture
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink Acquisition	The transaction completed on January 31, 2025, pursuant to which ONEOK acquired all of the publicly held EnLink Units in a tax-free transaction, pursuant to the EnLink Merger Agreement
EnLink Controlling Interest Acquisition	The transaction completed on October 15, 2024, pursuant to which ONEOK acquired (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement
EnLink Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, LLC., Elk Merger Sub II LLC., EnLink and EnLink Midstream Manager, LLC
EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of ONEOK
EnLink Purchase Agreement	Purchase agreement, dated August 28, 2024, by and among ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC
EnLink Revolving Credit Facility	EnLink’s $1.4 billion unsecured credit facility
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GIP	Global Infrastructure Partners and certain of its managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., GIP III Trophy GP 2, GIP III Trophy Acquisition
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK
Matterhorn	Matterhorn Express, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture
MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P., and after the Medallion Acquisition, Medallion Parent Holdings, L.L.C, a wholly owned subsidiary of ONEOK
Medallion Acquisition	The transaction completed on October 31, 2024, pursuant to which ONEOK (i) became general partner of Medallion and (ii) acquired all of the issued and outstanding limited partner interests in Medallion from GIP

MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MPLX	MPLX LP
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Series B Preferred Units	EnLink Partners’ Series B Cumulative Convertible Preferred Units
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
XBRL	eXtensible Business Reporting Language

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports on Form 10-K, Quarterly Reports, Current Reports on Form 8-K, Proxy Statements, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Director Independence Guidelines, Corporate Sustainability Report and the written charters of our Board Committees also are available on our website, and we will provide copies of these documents upon request.

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website or posted on our social media accounts, including any corresponding applications, are not incorporated by reference into this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$6,912	$3,928
Services and other	1,131	853
Total revenues (Note K)	8,043	4,781
Cost of sales and fuel (exclusive of items shown separately below)	5,655	2,897
Operations and maintenance	655	483
Depreciation and amortization	380	254
General taxes	97	86
Transaction costs (Note B)	42	3
Other operating income, net	(6)	(6)
Operating income	1,220	1,064
Equity in net earnings from investments (Note I)	108	76
Other income, net	2	7
Interest expense (net of capitalized interest of $10 and $12, respectively)	(442)	(300)
Income before income taxes	888	847
Income taxes	(197)	(208)
Net income	691	639
Less: Net income attributable to noncontrolling interests	(55)	—
Net income attributable to ONEOK	636	639
Less: Preferred stock dividends	—	—
Net income available to common shareholders	$636	$639

Basic EPS (Note H)	$1.04	$1.09

Diluted EPS (Note H)	$1.04	$1.09
Average shares (millions)
Basic	611.4	584.2
Diluted	612.5	585.7
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Millions of dollars)
Net income	$691	$639
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $11 and $22, respectively	(37)	(75)
Derivative amounts reclassified to net income, net of tax of $(3) and $6, respectively	10	(21)
Changes in benefit plan obligations and other, net of tax of $— and $—, respectively	—	1
Total other comprehensive loss, net of tax	(27)	(95)
Comprehensive income	664	544
Less: Comprehensive income attributable to noncontrolling interests	(55)	—
Comprehensive income attributable to ONEOK	$609	$544
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2025	2024
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$141	$733
Accounts receivable, net	2,651	2,326
Inventories	905	748
Other current assets	419	431
Total current assets	4,116	4,238
Property, plant and equipment
Property, plant and equipment	52,888	52,274
Accumulated depreciation and amortization	6,658	6,339
Net property, plant and equipment	46,230	45,935
Other assets
Investments in unconsolidated affiliates	2,405	2,316
Goodwill	8,094	8,091
Intangible assets, net	3,002	3,039
Other assets	416	450
Total other assets	13,917	13,896
Total assets	$64,263	$64,069
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$2,059	$1,059
Short-term borrowings (Note E)	200	—
Accounts payable	2,437	2,187
Commodity imbalances	319	260
Accrued interest	461	511
Other current liabilities	707	702
Total current liabilities	6,183	4,719
Long-term debt, excluding current maturities	29,781	31,018
Deferred credits and other liabilities
Deferred income taxes	5,591	5,451
Other deferred credits	588	748
Total deferred credits and other liabilities	6,179	6,199
Commitments and contingencies (Note J)
Equity (Note F)
Preferred stock, $0.01 par value: authorized and issued 20,000 shares at March 31, 2025, and December 31, 2024	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 651,056,373 shares and outstanding 624,626,545 shares at March 31, 2025; issued 609,713,834 shares and outstanding 583,110,633 shares at December 31, 2024	7	6
Paid-in capital	20,721	16,354
Accumulated other comprehensive loss	(123)	(96)
Retained earnings	1,569	1,579
Treasury stock, at cost: 26,429,828 shares at March 31, 2025, and 26,603,201 shares at December 31, 2024	(810)	(807)
Total ONEOK shareholders’ equity	21,364	17,036
Noncontrolling interests in consolidated subsidiaries	756	5,097
Total equity	22,120	22,133
Total liabilities and equity	$64,263	$64,069
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Millions of dollars)
Operating activities
Net income	$691	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	254
Equity in net earnings from investments (Note I)	(108)	(76)
Distributions received from unconsolidated affiliates	101	78
Deferred income taxes	170	180
Other, net	14	23
Changes in assets and liabilities:
Accounts receivable	(322)	6
Inventories, net of commodity imbalances	(113)	(179)
Accounts payable	281	(29)
Risk-management assets and liabilities	(34)	(144)
Other assets and liabilities, net	(156)	(156)
Cash provided by operating activities	904	596
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(629)	(512)
Purchases of and contributions to unconsolidated affiliates	(82)	(92)
Other, net	17	26
Cash used in investing activities	(694)	(578)
Financing activities
Dividends paid	(643)	(578)
Short-term borrowings, net	200	320
Repurchase of common stock	(30)	—
Repayment of long-term debt (Note E)	(250)	—
Other, net	(79)	(33)
Cash used in financing activities	(802)	(291)
Change in cash and cash equivalents	(592)	(273)
Cash and cash equivalents at beginning of period	733	338
Cash and cash equivalents at end of period	$141	$65
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	ONEOK Shareholder's Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition (Note B)	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Other, net	—	—	11	—	(1)	—	3	13
March 31, 2025	$—	$7	$20,721	$(123)	$1,569	$(810)	$756	$22,120
*Accumulated other comprehensive loss

(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2024	$—	$6	$16,320	$(33)	$868	$(677)	$16,484
Net income	—	—	—	—	639	—	639
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—
Common stock issued	—	—	(8)	—	—	14	6
Common stock dividends - $0.99 per share	—	—	—	—	(579)	—	(579)
Other, net	—	—	(9)	—	(1)	—	(10)
March 31, 2024	$—	$6	$16,303	$(128)	$927	$(663)	$16,445
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2024 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not discussed herein or in our Annual Report were assessed and determined to be either not applicable or clarifications of ASUs previously issued. There have been no new accounting pronouncements that have become effective or have been issued that are of significance or potential significance to us during the quarter, and no material updates to recently issued standards disclosed in our Annual Report.

B.    ACQUISITIONS

EnLink Acquisition - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. As a result of the completion of the EnLink Acquisition, common units of EnLink are no longer publicly traded, and EnLink is now a wholly owned subsidiary.

As we controlled EnLink at December 31, 2024, prior to the EnLink Acquisition, the change in our ownership interest was accounted for as an equity transaction. The carrying value of the noncontrolling interest in consolidated subsidiaries at the acquisition date was $4.4 billion. The difference between the equity consideration and the carrying value of the noncontrolling interest in consolidated subsidiaries at the acquisition date was recognized as an adjustment to paid-in capital.

Supplemental Cash Flow Information - Our noncash balance sheet activity related to the EnLink Acquisition is as follows (in millions):

Common stock	$1
Paid-in capital	$4,377
Noncontrolling interests in consolidated subsidiaries	$(4,378)

EnLink Controlling Interest Acquisition - On October 15, 2024, we completed the EnLink Controlling Interest Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. During the three months ended March 31, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Medallion Acquisition - On October 31, 2024, we completed the Medallion Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. During the three months ended March 31, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Transaction Costs - The three months ended March 31, 2025, included $42 million of nonrecurring transaction costs, of which $31 million related to advisory fees and severance and $11 million of noncash compensation expense related to the settlement of share-based awards for certain EnLink employees associated with the EnLink Acquisition.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	March 31, 2025
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$44	$37	$—	$81	$(81)	$—
Total derivative assets	$44	$37	$—	$81	$(81)	$—

Derivative liabilities
Commodity contracts	$(63)	$(73)	$—	$(136)	$130	$(6)
Total derivative liabilities	$(63)	$(73)	$—	$(136)	$130	$(6)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2025, we held no cash and posted cash of $94 million with a counterparty, including $49 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $45 million of cash collateral in excess of derivative liability positions is included in other current assets in our Consolidated Balance Sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$41	$34	$—	$75	$(72)	$3
Total derivative assets	$41	$34	$—	$75	$(72)	$3

Derivative liabilities
Commodity contracts	$(40)	$(46)	$—	$(86)	$81	$(5)
Total derivative liabilities	$(40)	$(46)	$—	$(86)	$81	$(5)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2024, we held no cash and posted cash of $45 million with a counterparty, including $10 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $35 million of cash collateral in excess of derivative liability positions is included in other current assets in our Consolidated Balance Sheets.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $30.7 billion and $30.8 billion at March 31, 2025, and December 31, 2024, respectively. The book value of our consolidated long-term debt, including current maturities, was $31.8 billion and $32.1 billion at March 31, 2025, and December 31, 2024, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At both March 31, 2025, and December 31, 2024, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		March 31, 2025		December 31, 2024
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	$59	$(107)	$39	$(47)
Total derivatives designated as hedging instruments		59	(107)	39	(47)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	22	(29)	36	(33)
	Other deferred credits	—	—	—	(6)
Total derivatives not designated as hedging instruments		22	(29)	36	(39)
Total derivatives		$81	$(136)	$75	$(86)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At March 31, 2025, and December 31, 2024, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $49 million and $10 million, respectively.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	March 31, 2025	December 31, 2024
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(8.3)	(12.2)
- NGLs, Refined Products and crude oil (MMBbl)	(21.9)	(12.2)
Basis
- Natural gas (Bcf)	(7.0)	(11.2)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(6.7)	(8.0)
- NGLs, Refined Products and crude oil (MMBbl)	(1.7)	(2.7)
Basis
- Natural gas (Bcf)	(6.3)	(3.7)
- NGLs, Refined Products and crude oil (MMBbl)	(0.1)	(0.2)
Swing Swaps
- Natural gas (Bcf)	(1.7)	(0.2)

Cash Flow Hedges - During the three months ended March 31, 2025 and 2024, we had no material changes in other comprehensive income related to our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

E.    DEBT

Current Maturities - At March 31, 2025, our current maturities of long-term debt consist of the following:

(Millions of dollars)
$750 at 4.15% due June 2025	$422
$400 at 2.2% due September 2025	387
$600 at 5.85% due January 2026	600
$650 at 5.0% due March 2026	650
Current maturities of long-term debt	$2,059

Commercial Paper Program - At March 31, 2025, we had $200 million of commercial paper outstanding, bearing a weighted-average interest rate of 4.64%. At December 31, 2024, we had no commercial paper outstanding.

$3.5 Billion Credit Agreement - In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other nonmaterial modifications. Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of the acquired business. In February 2025, we announced definitive agreements to form joint ventures with MPLX, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending September 30, 2025, after which it will decrease to 5.0 to 1. As of March 31, 2025, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

Debt Repayments - In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

EnLink Acquisition - Upon the closing of the EnLink Acquisition on January 31, 2025, we terminated the EnLink Revolving Credit Facility. We also effectively terminated the agreement to provide revolving unsecured loans to EnLink through a promissory note. For further details on the EnLink Revolving Credit Facility and the promissory note, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

Debt Guarantees - At the completion of the EnLink Acquisition on January 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners (the “Assumed Debt”). EnLink and EnLink Partners were released from all debt obligations and each entity provided a guarantee for our and ONEOK Partners’ indebtedness to the holders of each series of outstanding securities, including for the Assumed Debt.

ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. For further details on our indebtedness, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

F.    EQUITY

Noncontrolling Interests - As a result of the EnLink Acquisition completed on January 31, 2025, we now own 100% of EnLink. On February 4, 2025, we announced a definitive agreement to form the MBTC Pipeline joint venture, of which we own 80%. As of March 31, 2025, noncontrolling interests in our Consolidated Balance Sheets related to the Delaware Basin JV, Ascension and MBTC Pipeline.

Equity Issuances - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three months ended March 31, 2025, we repurchased $17 million of our outstanding common stock under the program with cash on hand.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors, subject to the rights of the holders of outstanding Series E Preferred Stock. Dividends paid on our common stock in February 2025 were $1.03 per share. A common stock dividend of $1.03 per share was declared for shareholders of record at the close of business on May 5, 2025, payable on May 15, 2025.

G.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIE)s - As a result of the EnLink Acquisition completed on January 31, 2025, EnLink is no longer considered a VIE.

As of March 31, 2025, we consolidated the following VIEs:

MBTC Pipeline - On February 4, 2025, we announced a definitive agreement with MPLX to form the MBTC Pipeline joint venture, which will construct and operate a 24-inch pipeline from our Mont Belvieu, Texas, storage facility to a new liquified petroleum gas export terminal in Texas City, Texas. We own an 80% interest in MBTC Pipeline and we are the operator. MBTC Pipeline is a VIE because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact MBTC Pipeline.

Delaware Basin JV - We own a 50.1% interest in the Delaware Basin JV, which owns processing facilities located in the Delaware Basin in Texas, and we are the operator. The Delaware Basin JV is a VIE because the nonmanaging member does not have substantive rights to remove the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact the Delaware Basin JV. After June 30, 2025, our joint venture partner has the right to cause the Delaware Basin JV to commence a sale process to sell all of the outstanding interests or assets of the Delaware Basin JV for the best available price. If our joint venture partner exercises this right, we are permitted to purchase their interest at a contractually determined call price.

Ascension - We own a 50% interest in Ascension, which owns an NGL transmission pipeline that connects our Riverside fractionator to the other owner’s refinery. Ascension is a VIE because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove us as the managing member. They also do not have the ability to participate or block our decisions as the managing member, which makes us the primary beneficiary because we control the decisions that most significantly impact Ascension.

The following table presents the balance sheet information for the assets and liabilities of our consolidated VIEs, which are included in our Consolidated Balance Sheets and are only for the use or obligation of our consolidated VIEs:

March 31, 2025
(Millions of dollars)
Assets:
Cash and cash equivalents	$16
Accounts receivable, net	30
Other current assets	15
Net property, plant and equipment	1,119
Goodwill	97
Intangible assets, net	263
Other assets	21

Liabilities:
Accounts payable	$15
Other current liabilities	14
Other deferred credits	9

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$636	611.4	$1.04
Diluted EPS
Effect of dilutive securities	—	1.1
Net income attributable to ONEOK available for common stock and common stock equivalents	$636	612.5	$1.04

	Three Months Ended March 31, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$639	584.2	$1.09
Diluted EPS
Effect of dilutive securities	—	1.5
Net income available for common stock and common stock equivalents	$639	585.7	$1.09

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(Millions of dollars)
Northern Border	$28	$25
Overland Pass	26	15
BridgeTex	16	7
Saddlehorn	13	10
Roadrunner	10	11
Other	15	8
Equity in net earnings from investments	$108	$76

We incurred expenses in transactions with unconsolidated affiliates of $80 million and $39 million for the three months ended March 31, 2025 and 2024, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex and Saddlehorn. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

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

K.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily relate to our firm service transportation contracts with tiered rates, which were not material. Our contract liabilities at the beginning and end of the period primarily related to deferred revenue on Refined Products and crude oil transportation contracts, NGL storage contracts and contributions in aid of construction received from customers, which were not material.

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2025, and December 31, 2024, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2025, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from two months to 20 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2025	$893
2026	1,068
2027	968
2028	893
2029 and beyond	3,351
Total	$7,173

The table above excludes variable consideration allocated entirely to wholly unsatisfied performance obligations, wholly unsatisfied promises to transfer distinct goods or services that are part of a single performance obligation and consideration we determine to be fully constrained. The amounts we determined to be fully constrained relate to future sales obligations under long-term sales contracts where the value is not known and certain minimum volume agreements, which we consider to be fully constrained until invoiced.

L.    SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments as follows:
•our Natural Gas Gathering and Processing segment gathers, compresses, treats, processes and markets natural gas;
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

The significant expense categories and amounts included in the table below align with the segment-level information that is regularly provided to the chief operating decision-maker.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,227	$4,112	$—	$1,901	$7,240
Residue natural gas sales	698	—	320	—	1,018
Exchange services and natural gas gathering and processing revenue	184	103	—	—	287
Transportation and storage revenue	80	51	144	539	814
Other revenue	8	2	—	28	38
Total revenues (a)	2,197	4,268	464	2,468	9,397
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,456)	(3,457)	(261)	(1,835)	(7,009)
Operating costs	(257)	(210)	(52)	(224)	(743)
Adjusted EBITDA from unconsolidated affiliates	2	28	61	48	139
Noncash compensation expense and other	5	6	—	14	25
Segment adjusted EBITDA	$491	$635	$212	$471	$1,809
Depreciation and amortization	$(126)	$(113)	$(23)	$(116)	$(378)
Equity in net earnings from investments	$2	$27	$39	$40	$108
Investments in unconsolidated affiliates	$37	$524	$811	$1,029	$2,401
Total assets	$15,837	$19,988	$4,534	$23,632	$63,991
Capital expenditures	$241	$171	$62	$141	$615
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $704 million for the Natural Gas Gathering and Processing segment, $543 million for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended March 31, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,240	$(1,323)	$5,917
Residue natural gas sales	1,018	(23)	995
Exchange services and natural gas gathering and processing revenue	287	—	287
Transportation and storage revenue	814	(5)	809
Other revenue	38	(3)	35
Total revenues (a)	$9,397	$(1,354)	$8,043
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,009)	$1,354	$(5,655)
Operating costs	$(743)	$(9)	$(752)
Depreciation and amortization	$(378)	$(2)	$(380)
Equity in net earnings from investments	$108	$—	$108
Investments in unconsolidated affiliates	$2,401	$4	$2,405
Total assets	$63,991	$272	$64,263
Capital expenditures	$615	$14	$629
(a) - Substantially all of our revenues related to contracts with customers.

Three Months Ended March 31, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$623	$3,264	$—	$351	$4,238
Residue natural gas sales	344	—	28	—	372
Gathering, processing and exchange services revenue	35	122	—	—	157
Transportation and storage revenue	—	48	157	466	671
Other revenue	8	2	—	27	37
Total revenues (a)	1,010	3,436	185	844	5,475
Cost of sales and fuel (exclusive of depreciation and operating costs)	(594)	(2,698)	(15)	(285)	(3,592)
Operating costs	(117)	(181)	(53)	(217)	(568)
Adjusted EBITDA from unconsolidated affiliates	2	17	47	35	101
Noncash compensation expense and other	5	14	1	4	24
Segment adjusted EBITDA	$306	$588	$165	$381	$1,440
Depreciation and amortization	$(70)	$(85)	$(18)	$(80)	$(253)
Equity in net earnings from investments	$2	$15	$36	$23	$76
Investments in unconsolidated affiliates	$25	$414	$522	$976	$1,937
Total assets	$7,021	$15,279	$2,635	$19,401	$44,336
Capital expenditures	$116	$253	$79	$42	$490
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $620 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended March 31, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,238	$(682)	$3,556
Residue natural gas sales	372	—	372
Gathering, processing and exchange services revenue	157	—	157
Transportation and storage revenue	671	(7)	664
Other revenue	37	(5)	32
Total revenues (a)	$5,475	$(694)	$4,781
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,592)	$695	$(2,897)
Operating costs	$(568)	$(4)	$(572)
Depreciation and amortization	$(253)	$(1)	$(254)
Equity in net earnings from investments	$76	$—	$76
Investments in unconsolidated affiliates	$1,937	$2	$1,939
Total assets	$44,336	$54	$44,390
Capital expenditures	$490	$22	$512
(a) - Substantially all of our revenues related to contracts with customers.

	Three Months Ended March 31,
	2025	2024
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$691	$639
Interest expense, net of capitalized interest	442	300
Depreciation and amortization	380	254
Income taxes	197	208
Adjusted EBITDA from unconsolidated affiliates	139	101
Equity in net earnings from investments	(108)	(76)
Noncash compensation expense and other (a)	34	15
Other corporate costs (a)	34	(1)
Total segment adjusted EBITDA	$1,809	$1,440
(a) - The three months ended March 31, 2025, included transaction costs related primarily to the EnLink Acquisition of $31 million included within other corporate costs and $11 million included within noncash compensation expense and other.

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

EnLink Acquisition - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion as of the closing date of the EnLink Acquisition. EnLink is now a wholly owned subsidiary.

Joint Ventures - On February 4, 2025, we announced definitive agreements to form joint ventures with MPLX to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX, with MPLX constructing and operating the facility. MBTC Pipeline, the pipeline joint venture, is owned 80% by us and 20% by MPLX, and we will construct and operate the pipeline. We expect to invest a total of approximately $1.0 billion into these projects.

Business Update and Market Conditions - Earnings increased in the first quarter of 2025, compared with the first quarter of 2024, due primarily to the positive impact of the EnLink and Medallion Acquisitions across our segments. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

Due to recent changes in the commodity price environment, we are monitoring producers’ drilling, completion and production plans, but we do not currently anticipate material changes to our volume expectations. Our counterparties are primarily major and independent crude oil and natural gas producers that can withstand temporary commodity price volatility. We are also monitoring the impact of the tariffs announced by the federal government in 2025, which could increase our costs for materials and equipment. Due to the phase of construction of our larger projects, proactively monitoring lead times on materials and equipment used in constructing capital projects and entering into procurement agreements for long-lead items, we do not expect the announced tariffs to have a material impact on capital expenditures in 2025.

Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2025. Our fee-based earnings are primarily supported by long-term contracts, including minimum volume commitments and take-or-pay agreements, with investment-grade counterparties.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Liquids		(In millions)
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	Completed (b)
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$385	(c)
Texas City Logistics export terminal (d)	400 MBbl/d liquefied petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC. For our Texas City Logistics and MBTC Pipeline joint venture projects, the amounts presented exclude MPLX capital contributions.
(b) - We completed construction in January 2025, and the project is partially in service. Following supply of full power, expected in mid-2025, we will reach the full capacity of 435 MBbl/d.
(c) - This project is expected to be completed in two phases, with the first phase expected to be completed in the fourth quarter of 2026, and the second phase completed in the first quarter of 2027.
(d) - Our investment in Texas City Logistics is accounted for using the equity method. Spending on this project will be recorded as contributions to unconsolidated affiliates.

In our Natural Gas Gathering and Processing segment, we have a capital project to relocate a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be in service in the first quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Debt Repayments - In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three months ended March 31, 2025, we repurchased $17 million of our outstanding common stock with cash on hand, bringing total repurchases under the program to 1.865 million shares of common stock for $189 million since its inception in January 2024.

Dividends - In February 2025, we paid a quarterly common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.03 per share in April 2025. The quarterly common stock dividend will be paid on May 15, 2025, to shareholders of record at the close of business on May 5, 2025.

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

Non-GAAP Financial Measures - Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, noncash compensation expense and certain other noncash items. Our calculation includes adjusted EBITDA related to our unconsolidated affiliates using the same recognition and measurement methods used to record equity in net earnings from investments. Adjusted EBITDA from our unconsolidated affiliates is calculated consistently with the definition above and excludes items such as interest expense, depreciation and amortization, income taxes and other noncash items. Although the amounts related to our unconsolidated affiliates are included in the calculation of adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated affiliates.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2025 vs. 2024
Financial Results	2025	2024	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$6,912	$3,928	2,984
Services and other	1,131	853	278
Total revenues	8,043	4,781	3,262
Cost of sales and fuel (exclusive of items shown separately below)	5,655	2,897	2,758
Operating costs	752	569	183
Depreciation and amortization	380	254	126
Transaction costs	42	3	39
Other operating income, net	(6)	(6)	—
Operating income	$1,220	$1,064	156
Equity in net earnings from investments	$108	$76	32
Interest expense, net of capitalized interest	$(442)	$(300)	142
Net income	$691	$639	52
Net income attributable to ONEOK	$636	$639	(3)
Diluted EPS	$1.04	$1.09	(0.05)
Adjusted EBITDA	$1,775	$1,441	334
Capital expenditures	$629	$512	117

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $156 million for the three months ended March 31, 2025, compared with the same period in 2024, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $129 million due primarily to the operating income of EnLink and higher volumes in the Rocky Mountain region, offset partially by lower realized NGL prices, net of hedging, and higher operating costs;
•Natural Gas Liquids - an increase of $9 million due primarily to the operating income of EnLink, offset partially by lower earnings on sales of Purity NGLs held in inventory and higher operating costs;
•Natural Gas Pipelines - an increase of $28 million due primarily to the operating income of EnLink, offset partially by the impact of the interstate natural gas pipeline divestiture in 2024; and
•Refined Products and Crude - an increase of $39 million due primarily to the operating income of Medallion and EnLink and lower operating costs, offset partially by lower liquids blending differentials; offset by
•Consolidated Transaction Costs - an increase of $39 million due primarily to higher transaction costs related to the EnLink Acquisition.

Net income increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher interest expense due to higher debt balances resulting from the September 2024 $7.0 billion notes offering and the acquired debt balances from the EnLink Controlling Interest Acquisition in 2024.

Capital expenditures increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to the phase of our large capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2025 vs. 2024
Financial Results	2025	2024	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,227	$623	604
Residue natural gas sales	698	344	354
Gathering, compression, dehydration and processing fees and other revenue	272	43	229
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,456)	(594)	862
Operating costs, excluding noncash compensation adjustments	(250)	(113)	137
Adjusted EBITDA from unconsolidated affiliates	2	2	—
Other	(2)	1	(3)
Adjusted EBITDA	$491	$306	185
Capital expenditures	$241	$116	125

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $185 million for the three months ended March 31, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $213 million due to adjusted EBITDA from EnLink; and
•an increase of $16 million from higher volumes due primarily to increased production and the impact of winter weather in the Rocky Mountain region in 2024; offset by
•a decrease of $19 million due primarily to lower realized NGL prices, net of hedging, and lower average fee rates, offset partially by higher realized natural gas and condensate prices, net of hedging;
•an increase of $16 million in operating costs due primarily to higher employee-related costs and accruals for methane fees in 2025; and
•a decrease of $6 million from the divestiture of certain non-strategic assets in 2024.

Capital expenditures increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to our capital project to relocate a processing plant to the Permian Basin from North Texas and routine capital projects.

	Three Months Ended
	March 31,
Operating Information	2025	2024
Natural gas processed (MMcf/d) (a)(b)	5,250	2,187
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to incremental volumes from the EnLink Acquisition.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2025 vs. 2024
Financial Results	2025	2024	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,112	$3,264	848
Exchange service and other revenues	105	124	(19)
Transportation and storage revenues	51	48	3
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,457)	(2,698)	759
Operating costs, excluding noncash compensation adjustments	(203)	(173)	30
Adjusted EBITDA from unconsolidated affiliates	28	17	11
Other	(1)	6	(7)
Adjusted EBITDA	$635	$588	47
Capital expenditures	$171	$253	(82)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $47 million for the three months ended March 31, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $64 million due to adjusted EBITDA from EnLink; and
•an increase of $11 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline; offset by
•a decrease of $15 million in optimization and marketing due primarily to lower earnings on sales of Purity NGLs held in inventory; and
•an increase of $13 million in operating costs due primarily to higher employee-related costs from the growth of our operations.

Capital expenditures decreased for the three months ended March 31, 2025, compared with the same periods in 2024, due primarily to the completion of our MB-6 fractionator and pipeline expansion projects in 2024.

	Three Months Ended
	March 31,
Operating Information	2025	2024
Raw feed throughput (MBbl/d) (a)	1,293	1,241
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.00
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

Volumes increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to incremental volumes from the EnLink Acquisition and higher volumes in the Rocky Mountain region, offset partially by lower ethane volume in the Mid-Continent region.

Natural Gas Pipelines

Interstate Natural Gas Pipeline Divestiture - On December 31, 2024, we completed the sale of three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2025 vs. 2024
Financial Results	2025	2024	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$100	$119	(19)
Storage revenues	44	38	6
Residue natural gas sales and other revenues	320	28	292
Cost of sales and fuel (exclusive of depreciation and operating costs)	(261)	(15)	246
Operating costs, excluding noncash compensation adjustments	(51)	(51)	—
Adjusted EBITDA from unconsolidated affiliates	61	47	14
Other	(1)	(1)	—
Adjusted EBITDA	$212	$165	47
Capital expenditures	$62	$79	(17)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $47 million for the three months ended March 31, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $80 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $32 million due to the interstate natural gas pipeline divestiture.

Capital expenditures decreased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to the completion of capital projects in 2024, offset partially by increased growth projects primarily from EnLink.

	Three Months Ended
	March 31,
Operating Information (a)	2025	2024
Natural gas transportation capacity contracted (MDth/d)	4,663	4,485
Transportation capacity contracted	97%	97%
(a) - Includes capacity contracted for consolidated Oklahoma and Texas intrastate pipeline entities only.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2025 vs. 2024
Financial Results	2025	2024	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$1,901	$351	1,550
Transportation revenues	409	340	69
Storage, terminals and other revenues	158	153	5
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,835)	(285)	1,550
Operating costs, excluding noncash compensation adjustments	(217)	(210)	7
Adjusted EBITDA from unconsolidated affiliates	48	35	13
Other	7	(3)	10
Adjusted EBITDA	$471	$381	90
Capital expenditures	$141	$42	99

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $90 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of the following:

•an increase of $92 million due to adjusted EBITDA from Medallion and EnLink;
•an increase of $13 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher BridgeTex earnings and higher Saddlehorn earnings due to our 10% ownership interest increase in March 2024; and
•a decrease of $13 million in operating cost due primarily to lower outside services; offset by
•a decrease of $27 million in optimization and marketing due primarily to lower liquids blending differentials.

Capital expenditures increased for the three months ended March 31, 2025, compared with the same periods in 2024, due primarily to capital projects from Medallion and EnLink and our greater Denver pipeline expansion project.

	Three Months Ended
	March 31,
Operating Information (a)	2025	2024
Refined Products volume shipped (MBbl/d)	1,401	1,411
Crude oil volume shipped (MBbl/d)	1,846	747
(a) - Includes volumes for consolidated entities only.

Crude oil volume shipped increased for the three months ended March 31, 2025, compared with the same period in 2024, due primarily to incremental volumes from the Medallion and EnLink Acquisitions.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2025	2024
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$691	$639
Interest expense, net of capitalized interest	442	300
Depreciation and amortization	380	254
Income taxes	197	208
Adjusted EBITDA from unconsolidated affiliates	139	101
Equity in net earnings from investments	(108)	(76)
Noncash compensation expense and other (a)	34	15
Adjusted EBITDA	$1,775	$1,441
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$491	$306
Natural Gas Liquids	635	588
Natural Gas Pipelines	212	165
Refined Products and Crude	471	381
Other (a)	(34)	1
Adjusted EBITDA	$1,775	$1,441
(a) - The three months ended March 31, 2025, included transaction costs primarily related to the EnLink Acquisition of $31 million included within other and $11 million included within noncash compensation expense and other.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for a discussion of regulatory and legal matters.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resources requirements.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases, contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, and access to $1.0 billion available through our “at-the-market” equity program. As of April 21, 2025, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. In April 2025, we entered into $250 million of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. For additional information on our interest-rate derivative instruments, see Note E of the Notes to Consolidated Financial Statements in our Annual Report.

Cash Management - At March 31, 2025, we had $141 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Following the completion of the EnLink Acquisition on January 31, 2025, we effectively terminated an agreement to provide revolving unsecured loans to EnLink through a promissory note, as EnLink operating subsidiaries are wholly owned and now participate in the cash management program described above.

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. These guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all of the guarantors’ existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan, EnLink and EnLink Partners hold interests in their subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of subsidiary issuers and parent guarantors, excluding our ownership of all interest in ONEOK Partners, Magellan and EnLink, reflect no material assets or liabilities or results of operations apart from guaranteed indebtedness. For additional information on our indebtedness, please see Note H of the Notes to Consolidated Financial Statements in our Annual Report and Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030, and make other nonmaterial modifications. All other terms and conditions remain substantially the same. As of March 31, 2025, we had no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants. Upon closing of the EnLink Acquisition on January 31, 2025, the EnLink Revolving Credit Facility was terminated. For additional information on the EnLink Revolving Credit Facility, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

As of March 31, 2025, we had a working capital (defined as current assets less current liabilities) deficit of $2.1 billion, due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $3.5 Billion Credit Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

We may, at any time, seek to retire or purchase our or ONEOK Partners’ outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market repurchases, privately negotiated transactions or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine and will depend on prevailing market conditions, or liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Repayments - In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

Equity Issuances - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock, with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three months ended March 31, 2025, we repurchased $17 million of our outstanding common stock with cash on hand, bringing total repurchases under the program to 1.865 million shares of common stock for $189 million since its inception in January 2024.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt. We do not expect the tariffs recently announced by the federal government to have a material impact on capital expenditures in 2025.

Capital expenditures, less allowance for equity funds used during construction, were $629 million and $512 million for the three months ended March 31, 2025 and 2024, respectively.

We expect total capital expenditures of $2.8 - $3.2 billion in 2025.

Credit Ratings - Our long-term debt credit ratings as of April 21, 2025, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors, subject to the rights of the holders of outstanding preferred stock. In February 2025, we paid a common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year. A common stock dividend of $1.03 per share was declared in April 2025, for the shareholders of record at the close of business on May 5, 2025, payable on May 15, 2025.

For the three months ended March 31, 2025, our cash flows from operations exceeded dividends paid by $261 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items can include depreciation and amortization, deferred income taxes, impairment charges, allowance for equity funds used during construction, gain or loss on sale of business and assets, net undistributed earnings from unconsolidated affiliates, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2025 vs. 2024
	March 31,		$ Increase (Decrease) in Cash
	2025	2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$904	$596	308
Investing activities	(694)	(578)	(116)
Financing activities	(802)	(291)	(511)
Change in cash and cash equivalents	(592)	(273)	(319)
Cash and cash equivalents at beginning of period	733	338	395
Cash and cash equivalents at end of period	$141	$65	76

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2025, increased $150 million compared with the same period in 2024, due primarily to the impact of the EnLink and Medallion Acquisitions as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $344 million for the three months ended March 31, 2025, compared with a decrease of $502 million for the same period in 2024. This change is due primarily to changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties and due to changes in risk management assets and liabilities. These changes were offset partially by changes in accounts receivable, which vary from period to period with changes in commodity prices and from the timing of cash receipts from counterparties.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2025, increased $116 million, compared with the same period in 2024, due primarily to an increase in capital expenditures related to our capital projects.

Financing Cash Flows - Cash used in financing activities for the three months ended March 31, 2025, increased $511 million, compared with the same period in 2024, due primarily to the repayment of long-term debt and a decrease of short-term borrowings in 2025.

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

Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in our Annual Report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended, and the Exchange Act, which involve substantial risk and uncertainties. Such forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, liquidity, management’s plans and objectives for our future capital projects and other future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions, potential or pending strategic transactions, the timing thereof and our ability to achieve the intended and projected operational, financial and strategic benefits from any such transactions, and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

Forward-looking statements include the items identified in the preceding paragraphs, the information concerning possible or assumed future results of our operations and other statements contained in this Quarterly Report identified by words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “projects,” “scheduled,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning.

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
•the impact of unfavorable economic and market conditions, inflationary pressures, which may increase our capital expenditures and operating costs, raise the cost of capital or depress economic growth;
•the impact of the volatility of natural gas, NGL, Refined Products and crude oil prices on our earnings and cash flows, which is impacted by a variety of factors beyond our control, including international terrorism and conflicts and geopolitical instability;
•the impact of reduced volatility in energy prices or new government regulations that could discourage our storage customers from holding positions in Refined Products, crude oil and natural gas;
•the economic or other impact of announced or future tariffs;
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
•a breach of information security, including a cybersecurity attack, or failure of one or more key information technology or operational systems, and terrorist attacks, including cyber sabotage;
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
•our ability to use net operating losses and certain tax attributes;
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
•the risk that the EnLink and Medallion businesses will not be integrated successfully;
•our ability to effectively manage our expanded operations following closing of recent acquisitions;
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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also affect adversely our future results. These and other risks are described in greater detail in Part I, Item 1A, “Risk Factors,” in our Annual Report and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov and our website at www.oneok.com. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

In our Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report. In our Refined Products and Crude segment, for the three months ended March 31, 2025, including EnLink and Medallion, approximately 85% of our revenues were made from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens or other collateral.

There have been no material changes in market risk exposures that would affect the other quantitative and qualitative disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We have elected to use a $1 million threshold for disclosing environmental proceedings.

Information about our legal proceedings is included in Note J of the Notes to Consolidated Financial Statements in this Quarterly Report and under Note P of the Notes to Consolidated Financial Statements in our Annual Report.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should consider carefully the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
January 2025 (b)	125,000	$100.46	125,000	$1,828
February 2025	—	$—	—	$1,828
March 2025	190,000	$91.79	190,000	$1,811
Total	315,000		315,000
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases of the $2.0 billion of common stock, or on January 1, 2029, whichever occurs first.
(b) - Includes 125,000 shares that were repurchased in December 2024, and settled in January 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in item 408(a) Regulation S-K.

Disclosure Pursuant to Item 5.03 of Form 8-K – Amendments to Articles of Incorporation or Bylaws - In connection with our repurchase on April 25, 2025 of all our outstanding Series E Preferred Stock from ONEOK Foundation, Inc., a not-for-profit corporation formed for the purpose of making charitable contributions, on April 28, 2025, we filed a certificate of retirement which (i) retired and canceled all such outstanding shares of Series E Preferred Stock and (ii) amended our certificate of incorporation to eliminate all references to the Series E Preferred Stock. The retired shares have now resumed the status of authorized but unissued shares of our preferred stock, such that the total number of authorized shares of our preferred stock is 100,000,000 of undesignated preferred stock. No shareholder vote was required to approve the certificate of retirement. Our amended and restated certificate of incorporation is filed as Exhibit 3.1 to this Quarterly Report.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated April 28, 2025, as amended.

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed, February 24, 2023 (File No. 1-13643)).

4.1
First Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K filed January 31, 2025 (File No. 001-36336)).

4.2
Second Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K filed January 31, 2025 (File No. 001-36336)).

4.3
First Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream, LLC’s Current Report on Form 8-K filed January 31, 2025 (File No. 001-36336)).

4.4
Second Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to EnLink Midstream, LLC’s Current Report on Form 8-K filed January 31, 2025 (File No. 001-36336)).

4.5
Third Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.5 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.6
Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.6 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.7
Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.7 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.8
Third Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.8 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.9
Sixth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.9 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.10
Seventh Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.10 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.11
Fourteenth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.11 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.12
Fourth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.12 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.13
Sixth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.13 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.14
Thirty-Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.14 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.15
Seventeenth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, ONEOK, Inc., Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.15 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

10.1	Form of 2025 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.23 to ONEOK, Inc.’s Annual Report on Form 10-K filed February 25, 2025 (File No. 1-13646)).

10.2	Form of 2025 Performance unit Award Agreement (incorporated by reference from Exhibit 10.24 to ONEOK, Inc.’s Annual Report on Form 10-K filed February 25, 2025 (File No. 1-13646)).

10.3*
Second Amended and Restated Credit Agreement, dated as of February 14, 2025, by and among ONEOK, Inc., as borrower, Citibank, N.A., as administrative agent, a swing line lender, a letter of credit issuer and a lender, and each of the other lenders, swing line lenders and letter of credit issuers party thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 20, 2025 ((File No. 1-13643)).

10.4
Guaranty Agreement, dated as of January 31, 2025, by and between Elk Merger Sub II, L.L.C. and EnLink Midstream Partners, LP, in favor of Citibank, N.A., as administrative agent, under the Credit Agreement, dated as of June 10, 2022, by and among ONEOK, Inc., Citibank, N.A. and the other lenders parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

10.5
Second Amended and Restated Guaranty Agreement, dated as of February 14, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, and Elk Merger Sub II, L.L.C., in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed February 20, 2025 (File No. 1-13643)).

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
*Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ONEOK undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the SEC upon its request.

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Balance Sheets at March 31, 2025, and December 31, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: April 30, 2025	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)