Form 10-Q
period 2025-06-30
ONEOK INC /NEW/
filed 2025-08-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025.
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

On July 28, 2025, the Company had 629,755,979 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, replaced by the $3.5 Billion Credit Agreement
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture, and after the BridgeTex Additional Interest Acquisition, a 60% owned joint venture
BridgeTex Additional Interest Acquisition	The transaction completed on July 22, 2025, pursuant to which ONEOK acquired an additional 30% interest in BridgeTex
Delaware Basin JV	Delaware G&P LLC, a 50.1% owned joint venture, and after the Delaware Basin JV Acquisition, a wholly owned subsidiary of ONEOK
Delaware Basin JV Acquisition	The transaction completed on May 28, 2025, pursuant to which ONEOK acquired the remaining 49.9% noncontrolling interest in Delaware Basin JV
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink Acquisition	The transaction completed on January 31, 2025, pursuant to which ONEOK acquired all of the publicly held EnLink Units in a tax-free transaction, pursuant to the EnLink Merger Agreement
EnLink Controlling Interest Acquisition	The transaction completed on October 15, 2024, pursuant to which ONEOK acquired (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement
EnLink Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, L.L.C., Elk Merger Sub II L.L.C., EnLink and EnLink Midstream Manager, LLC
EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of ONEOK
EnLink Purchase Agreement	Purchase agreement, dated August 28, 2024, by and among ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC
EnLink Revolving Credit Facility	EnLink’s $1.4 billion unsecured credit facility
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GIP	Global Infrastructure Partners and certain of its managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., GIP III Trophy GP 2, GIP III Trophy Acquisition
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK
Matterhorn	Matterhorn Express, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture

MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P., and after the Medallion Acquisition, Medallion Parent Holdings, L.L.C., a wholly owned subsidiary of ONEOK
Medallion Acquisition	The transaction completed on October 31, 2024, pursuant to which ONEOK (i) became general partner of Medallion and (ii) acquired all of the issued and outstanding limited partner interests in Medallion from GIP
MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MPLX	MPLX LP
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Series B Preferred Units	EnLink Partners’ Series B Cumulative Convertible Preferred Units
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
XBRL	eXtensible Business Reporting Language

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$6,726	$3,994	$13,638	$7,922
Services and other	1,161	900	2,292	1,753
Total revenues (Note K)	7,887	4,894	15,930	9,675
Cost of sales and fuel (exclusive of items shown separately below)	5,360	2,891	11,015	5,788
Operations and maintenance	618	486	1,273	969
Depreciation and amortization	368	262	748	516
General taxes	88	83	185	169
Transaction costs (Note B)	22	4	64	7
Other operating income, net	—	(61)	(6)	(67)
Operating income	1,431	1,229	2,651	2,293
Equity in net earnings from investments (Note I)	81	88	189	164
Other income, net	39	4	41	11
Interest expense (net of capitalized interest of $12, $16, $22 and $28, respectively)	(438)	(298)	(880)	(598)
Income before income taxes	1,113	1,023	2,001	1,870
Income taxes	(260)	(243)	(457)	(451)
Net income	853	780	1,544	1,419
Less: Net income attributable to noncontrolling interests	(12)	—	(67)	—
Net income attributable to ONEOK	$841	$780	$1,477	$1,419

Basic EPS (Note H)	$1.34	$1.33	$2.38	$2.43

Diluted EPS (Note H)	$1.34	$1.33	$2.38	$2.42
Average shares (millions)
Basic	627.2	584.6	619.3	584.4
Diluted	628.1	585.8	620.3	585.7
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
	(Millions of dollars)
Net income	$853	$780	$1,544	$1,419
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(17), $(3), $(6) and $19, respectively	58	11	21	(64)
Derivative amounts reclassified to net income, net of tax of $(2), $(3), $(5) and $3, respectively	1	13	11	(8)
Changes in benefit plan obligations and other, net of tax of $—, $—, $— and $—, respectively	1	(4)	1	(3)
Total other comprehensive income (loss), net of tax	60	20	33	(75)
Comprehensive income	913	800	1,577	1,344
Less: Comprehensive income attributable to noncontrolling interests	(12)	—	(67)	—
Comprehensive income attributable to ONEOK	$901	$800	$1,510	$1,344
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2025	2024
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$97	$733
Accounts receivable, net	2,484	2,326
Inventories	858	748
Other current assets	457	431
Total current assets	3,896	4,238
Property, plant and equipment
Property, plant and equipment	53,689	52,274
Accumulated depreciation and amortization	6,974	6,339
Net property, plant and equipment	46,715	45,935
Other assets
Investments in unconsolidated affiliates	2,446	2,316
Goodwill	8,097	8,091
Intangible assets, net	2,969	3,039
Other assets	401	450
Total other assets	13,913	13,896
Total assets	$64,524	$64,069
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$1,637	$1,059
Short-term borrowings (Note E)	1,205	—
Accounts payable	2,453	2,187
Commodity imbalances	238	260
Accrued interest	474	511
Other current liabilities	639	702
Total current liabilities	6,646	4,719
Long-term debt, excluding current maturities	29,625	31,018
Deferred credits and other liabilities
Deferred income taxes	5,775	5,451
Other deferred credits	574	748
Total deferred credits and other liabilities	6,349	6,199
Commitments and contingencies (Note J)
Equity (Note F)
Preferred Stock, $0.01 par value: authorized 20,000 shares; issued and outstanding 0 shares at June 30, 2025; issued and outstanding 20,000 shares at December 31, 2024	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 629,749,279 shares at June 30, 2025; issued 609,713,834 shares and outstanding 583,110,633 shares at December 31, 2024	7	6
Paid-in capital	20,923	16,354
Accumulated other comprehensive loss	(63)	(96)
Retained earnings	1,765	1,579
Treasury stock, at cost: 26,159,739 shares at June 30, 2025, and 26,603,201 shares at December 31, 2024	(802)	(807)
Total ONEOK shareholders' equity	21,830	17,036
Noncontrolling interests in consolidated subsidiaries	74	5,097
Total equity	21,904	22,133
Total liabilities and equity	$64,524	$64,069
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2025	2024
	(Millions of dollars)
Operating activities
Net income	$1,544	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748	516
Equity in net earnings from investments (Note I)	(189)	(164)
Distributions received from unconsolidated affiliates	198	167
Deferred income taxes	394	385
Other, net	23	2
Changes in assets and liabilities:
Accounts receivable	(153)	384
Inventories, net of commodity imbalances	(140)	6
Accounts payable	301	(258)
Risk-management assets and liabilities	14	(93)
Other assets and liabilities, net	(311)	(338)
Cash provided by operating activities	2,429	2,026
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,378)	(991)
Cash paid for acquisitions, net of cash received	—	(357)
Purchases of and contributions to unconsolidated affiliates	(155)	(98)
Other, net	25	112
Cash used in investing activities	(1,508)	(1,334)
Financing activities
Dividends paid	(1,287)	(1,156)
Short-term borrowings, net	1,205	180
Repurchase of common stock	(30)	—
Delaware Basin JV Acquisition (Note B)	(536)	—
Repayment of long-term debt (Note E)	(803)	—
Other, net	(106)	(18)
Cash used in financing activities	(1,557)	(994)
Change in cash and cash equivalents	(636)	(302)
Cash and cash equivalents at beginning of period	733	338
Cash and cash equivalents at end of period	$97	$36
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	ONEOK Shareholder's Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition (Note B)	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Other, net	—	—	11	—	(1)	—	3	13
March 31, 2025	—	7	20,721	(123)	1,569	(810)	756	22,120
Net income	—	—	—	—	841	—	12	853
Other comprehensive income	—	—	—	60	—	—	—	60
Common stock issued	—	—	8	—	—	8	—	16
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(644)	—	—	(644)
Delaware Basin JV Acquisition (Note B)	—	—	199	—	—	—	(678)	(479)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Other, net	—	—	(5)	—	(1)	—	(2)	(8)
June 30, 2025	$—	$7	$20,923	$(63)	$1,765	$(802)	$74	$21,904
*Accumulated other comprehensive loss

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2024	$—	$6	$16,320	$(33)	$868	$(677)	$16,484
Net income	—	—	—	—	639	—	639
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—
Common stock issued	—	—	(8)	—	—	14	6
Common stock dividends - $0.99 per share	—	—	—	—	(579)	—	(579)
Other, net	—	—	(9)	—	(1)	—	(10)
March 31, 2024	—	6	16,303	(128)	927	(663)	16,445
Net income	—	—	—	—	780	—	780
Other comprehensive income	—	—	—	20	—	—	20
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—
Common stock issued	—	—	18	—	—	10	28
Common stock dividends - $0.99 per share	—	—	—	—	(580)	—	(580)
Other, net	—	—	17	—	(1)	—	16
June 30, 2024	$—	$6	$16,338	$(108)	$1,126	$(653)	$16,709
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

B.    ACQUISITIONS

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $927 million. Pursuant to the purchase agreement, we paid $536 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, Delaware Basin JV is now a wholly owned subsidiary.

As we controlled the Delaware Basin JV at December 31, 2024, prior to the Delaware Basin JV Acquisition, the change in our ownership interest was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statement of Income from the acquisition. The Delaware Basin JV Acquisition was a taxable exchange. The transaction resulted in a decrease to the carrying value of noncontrolling interest in consolidated subsidiaries at the acquisition date of $678 million and an increase to paid-in capital of $199 million, including deferred tax assets.

EnLink Acquisition - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock with a fair value of $4.0 billion. As a result of the completion of the EnLink Acquisition, common units of EnLink are no longer publicly traded, and EnLink is now a wholly owned subsidiary.

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

EnLink Controlling Interest Acquisition - On October 15, 2024, we completed the EnLink Controlling Interest Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. During the six months ended June 30, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Medallion Acquisition - On October 31, 2024, we completed the Medallion Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. During the six months ended June 30, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Subsequent Event - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

Transaction Costs - The six months ended June 30, 2025, included $64 million of nonrecurring transaction costs, including $52 million related primarily to advisory fees and severance and $12 million of noncash compensation expense related to the settlement of share-based awards for certain EnLink employees associated with the EnLink Acquisition.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	June 30, 2025
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$48	$48	$—	$96	$(75)	$21
Total derivative assets (b)	$48	$48	$—	$96	$(75)	$21

Derivative liabilities
Commodity contracts	$(43)	$(32)	$—	$(75)	$75	$—
Total derivative liabilities (b)	$(43)	$(32)	$—	$(75)	$75	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2025, we held no cash and posted cash of $57 million with a counterparty, which is included in other current assets in our Consolidated Balance Sheets.
(b) - The fair value measurements of our interest-rate contracts were not material as of June 30, 2025. For additional information on our interest-rate derivative instruments, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $30.2 billion and $30.8 billion at June 30, 2025, and December 31, 2024, respectively. The book value of our consolidated long-term debt, including current maturities, was $31.3 billion and $32.1 billion at June 30, 2025, and December 31, 2024, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the second quarter of 2025, we entered into $700 million notional quantity of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances, resulting in a total of $700 million notional quantity of Treasury locks outstanding as of June 30, 2025. All of our Treasury locks are designated as cash flow hedges.

Subsequent Event - In July 2025, we entered into an additional $300 million notional quantity of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances.

At December 31, 2024, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		June 30, 2025		December 31, 2024
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	$76	$(50)	$39	$(47)
Total derivatives designated as hedging instruments		76	(50)	39	(47)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	20	(25)	36	(33)
	Other deferred credits	—	—	—	(6)
Total derivatives not designated as hedging instruments		20	(25)	36	(39)
Total derivatives		$96	$(75)	$75	$(86)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At December 31, 2024, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $10 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures, swaps and Treasury locks, held as of the dates indicated:

	June 30, 2025	December 31, 2024
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(13.2)	(12.2)
- NGLs, Refined Products and crude oil (MMBbl)	(21.3)	(12.2)
Basis
- Natural gas (Bcf)	(12.2)	(11.2)
- Crude oil (MMBbl)	0.2	—
Interest-rate contracts (Billions of dollars)	$0.7	$—

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(4.4)	(8.0)
- NGLs, Refined Products and crude oil (MMBbl)	(1.3)	(2.7)
Basis
- Natural gas (Bcf)	0.1	(3.7)
- NGLs, Refined Products and crude oil (MMBbl)	—	(0.2)
Swing Swaps
- Natural gas (Bcf)	(1.6)	(0.2)

Cash Flow Hedges - During the three and six months ended June 30, 2025 and 2024, we had no material changes in other comprehensive income related to our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

E.    DEBT

Current Maturities - At June 30, 2025, our current maturities of long-term debt consist of the following:

(Millions of dollars)
$400 at 2.2% due September 2025	$387
$600 at 5.85% due January 2026	600
$650 at 5.0% due March 2026	650
Current maturities of long-term debt	$1,637

Commercial Paper Program - At June 30, 2025, we had $1.2 billion of commercial paper outstanding, bearing a weighted-average interest rate of 4.65%. At December 31, 2024, we had no commercial paper outstanding.

$3.5 Billion Credit Agreement - In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other nonmaterial modifications. Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. In July 2025, we completed the BridgeTex Additional Interest Acquisition, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending March 31, 2026, after which it will decrease to 5.0 to 1. As of June 30, 2025, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

Debt Repayments - In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In May 2025, we repurchased in the open market certain of our senior notes in the principal amount of $169 million for an aggregate repurchase price of $133 million, including accrued and unpaid interest, with short-term borrowings.

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

Debt Guarantees - At the completion of the EnLink Acquisition on January 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners (the “Assumed Debt”). EnLink and EnLink Partners were released from all debt obligations, and each entity provided a guarantee for our and ONEOK Partners’ indebtedness to the holders of each series of outstanding securities, including for the Assumed Debt.

ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. For further details on our indebtedness, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

F.    EQUITY

Noncontrolling Interests - As of June 30, 2025, noncontrolling interests in our Consolidated Balance Sheets related to Ascension and MBTC Pipeline. On February 4, 2025, we announced a definitive agreement to form the MBTC Pipeline joint venture, of which we own 80%. As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these entities are now wholly owned subsidiaries and are no longer recorded as noncontrolling interests in our Consolidated Balance Sheet as of June 30, 2025.

Equity Issuances - On May 28, 2025, we completed the Delaware Basin JV Acquisition. Pursuant to the purchase agreement, we issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date.

On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the six months ended June 30, 2025, we repurchased $17 million of our outstanding common stock under the program with cash on hand.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors. Dividends paid on our common stock in February and May 2025 were $1.03 per share. We declared a quarterly common stock dividend of $1.03 per share in July 2025. The quarterly common stock dividend will be paid on August 14, 2025, to shareholders of record at the close of business on August 1, 2025.

G.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these entities are no longer considered VIEs.

As of June 30, 2025, we consolidated the following VIEs:

MBTC Pipeline - On February 4, 2025, we announced a definitive agreement with MPLX to form the MBTC Pipeline joint venture, which will construct and operate a 24-inch pipeline from our Mont Belvieu, Texas, storage facility to a new liquified petroleum gas export terminal in Texas City, Texas. We own an 80% interest in MBTC Pipeline, and we are the operator. MBTC Pipeline is a VIE because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact MBTC Pipeline.

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

As of June 30, 2025, the assets and liabilities of our consolidated VIEs were not material.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$841	627.2	$1.34
Diluted EPS
Effect of dilutive securities	—	0.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$841	628.1	$1.34

	Three Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$780	584.6	$1.33
Diluted EPS
Effect of dilutive securities	—	1.2
Net income available for common stock and common stock equivalents	$780	585.8	$1.33

	Six Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,477	619.3	$2.38
Diluted EPS
Effect of dilutive securities	—	1.0
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,477	620.3	$2.38

	Six Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$1,419	584.4	$2.43
Diluted EPS
Effect of dilutive securities	—	1.3
Net income available for common stock and common stock equivalents	$1,419	585.7	$2.42

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions of dollars)
Northern Border	$20	$22	$48	$47
Overland Pass	20	23	46	38
Saddlehorn	13	13	26	23
BridgeTex	6	11	22	18
Roadrunner	11	10	21	21
Other	11	9	26	17
Equity in net earnings from investments	$81	$88	$189	$164

We incurred expenses in transactions with unconsolidated affiliates of $96 million and $56 million for the three months ended June 30, 2025 and 2024, respectively, and $176 million and $95 million for the six months ended June 30, 2025 and 2024, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex and Saddlehorn. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

Subsequent Event - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

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

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2025, and December 31, 2024, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2025, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 21 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2025	$599
2026	1,104
2027	985
2028	904
2029 and beyond	3,368
Total	$6,960

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,100	$3,740	$—	$2,316	$7,156
Residue natural gas sales	449	—	256	—	705
Exchange services and natural gas gathering and processing revenue	290	93	—	—	383
Transportation and storage revenue	—	34	149	563	746
Other revenue	9	4	—	29	42
Total revenues (a)	1,848	3,871	405	2,908	9,032
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,082)	(3,030)	(219)	(2,175)	(6,506)
Operating costs	(236)	(203)	(56)	(217)	(712)
Adjusted EBITDA from unconsolidated affiliates	1	22	55	34	112
Noncash compensation expense and other	9	13	3	7	32
Segment adjusted EBITDA	$540	$673	$188	$557	$1,958
Depreciation and amortization	$(122)	$(112)	$(25)	$(106)	$(365)
Equity in net earnings from investments	$—	$18	$38	$25	$81
Capital expenditures	$341	$135	$52	$184	$712
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $625 million for the Natural Gas Gathering and Processing segment, $434 million for the Natural Gas Liquids segment, $79 million for the Refined Products and Crude segment and were not material for the Natural Gas Pipelines segment.

Three Months Ended June 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,156	$(1,124)	$6,032
Residue natural gas sales	705	(11)	694
Exchange services and natural gas gathering and processing revenue	383	—	383
Transportation and storage revenue	746	(5)	741
Other revenue	42	(5)	37
Total revenues (a)	$9,032	$(1,145)	$7,887
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,506)	$1,146	$(5,360)
Operating costs	$(712)	$6	$(706)
Depreciation and amortization	$(365)	$(3)	$(368)
Equity in net earnings from investments	$81	$—	$81
Capital expenditures	$712	$37	$749
(a) - Substantially all of our revenues are related to contracts with customers.

Three Months Ended June 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$641	$3,344	$—	$492	$4,477
Residue natural gas sales	169	—	—	—	169
Gathering, processing and exchange services revenue	31	139	—	—	170
Transportation and storage revenue	—	43	163	498	704
Other revenue	5	4	—	24	33
Total revenues (a)	846	3,530	163	1,014	5,553
Cost of sales and fuel (exclusive of depreciation and operating costs)	(421)	(2,748)	(2)	(380)	(3,551)
Operating costs	(119)	(181)	(52)	(216)	(568)
Adjusted EBITDA from unconsolidated affiliates	1	27	41	41	110
Noncash compensation expense	5	7	2	7	21
Other	59	—	—	1	60
Segment adjusted EBITDA	$371	$635	$152	$467	$1,625
Depreciation and amortization	$(74)	$(86)	$(18)	$(81)	$(259)
Equity in net earnings from investments	$—	$24	$32	$32	$88
Capital expenditures	$101	$285	$52	$33	$471
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $632 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended June 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,477	$(652)	$3,825
Residue natural gas sales	169	—	169
Gathering, processing and exchange services revenue	170	—	170
Transportation and storage revenue	704	(5)	699
Other revenue	33	(2)	31
Total revenues (a)	$5,553	$(659)	$4,894
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,551)	$660	$(2,891)
Operating costs	$(568)	$(1)	$(569)
Depreciation and amortization	$(259)	$(3)	$(262)
Equity in net earnings from investments	$88	$—	$88
Capital expenditures	$471	$8	$479
(a) - Substantially all of our revenues are related to contracts with customers.

Six Months Ended June 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,327	$7,852	$—	$4,217	$14,396
Residue natural gas sales	1,147	—	576	—	1,723
Exchange services and natural gas gathering and processing revenue	554	196	—	—	750
Transportation and storage revenue	—	85	293	1,102	1,480
Other revenue	17	6	—	57	80
Total revenues (a)	4,045	8,139	869	5,376	18,429
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,538)	(6,487)	(480)	(4,010)	(13,515)
Operating costs	(493)	(413)	(108)	(441)	(1,455)
Adjusted EBITDA from unconsolidated affiliates	3	50	116	82	251
Noncash compensation expense and other	14	19	3	21	57
Segment adjusted EBITDA	$1,031	$1,308	$400	$1,028	$3,767
Depreciation and amortization	$(248)	$(225)	$(48)	$(222)	$(743)
Equity in net earnings from investments	$2	$45	$77	$65	$189
Investments in unconsolidated affiliates	$39	$550	$843	$1,011	$2,443
Total assets	$16,141	$19,943	$4,573	$23,495	$64,152
Capital expenditures	$582	$306	$114	$325	$1,327
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.3 billion for the Natural Gas Gathering and Processing segment, $977 million for the Natural Gas Liquids segment, $172 million for the Refined Products and Crude segment and were not material for the Natural Gas Pipelines segment.

Six Months Ended June 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$14,396	$(2,447)	$11,949
Residue natural gas sales	1,723	(34)	1,689
Exchange services and natural gas gathering and processing revenue	750	—	750
Transportation and storage revenue	1,480	(10)	1,470
Other revenue	80	(8)	72
Total revenues (a)	$18,429	$(2,499)	$15,930
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(13,515)	$2,500	$(11,015)
Operating costs	$(1,455)	$(3)	$(1,458)
Depreciation and amortization	$(743)	$(5)	$(748)
Equity in net earnings from investments	$189	$—	$189
Investments in unconsolidated affiliates	$2,443	$3	$2,446
Total assets	$64,152	$372	$64,524
Capital expenditures	$1,327	$51	$1,378
(a) - Substantially all of our revenues are related to contracts with customers.

Six Months Ended June 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,264	$6,608	$—	$843	$8,715
Residue natural gas sales	513	—	28	—	541
Gathering, processing and exchange services revenue	66	261	—	—	327
Transportation and storage revenue	—	91	320	964	1,375
Other revenue	13	6	—	51	70
Total revenues (a)	1,856	6,966	348	1,858	11,028
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,015)	(5,446)	(17)	(665)	(7,143)
Operating costs	(236)	(362)	(105)	(433)	(1,136)
Adjusted EBITDA from unconsolidated affiliates	3	44	88	76	211
Noncash compensation expense	9	15	4	14	42
Other	60	6	(1)	(2)	63
Segment adjusted EBITDA	$677	$1,223	$317	$848	$3,065
Depreciation and amortization	$(144)	$(171)	$(36)	$(161)	$(512)
Equity in net earnings from investments	$2	$39	$68	$55	$164
Investments in unconsolidated affiliates	$30	$418	$518	$967	$1,933
Total assets	$7,096	$15,735	$2,667	$18,963	$44,461
Capital expenditures	$217	$538	$131	$75	$961
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.3 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Six Months Ended June 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$8,715	$(1,334)	$7,381
Residue natural gas sales	541	—	541
Gathering, processing and exchange services revenue	327	—	327
Transportation and storage revenue	1,375	(12)	1,363
Other revenue	70	(7)	63
Total revenues (a)	$11,028	$(1,353)	$9,675
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,143)	$1,355	$(5,788)
Operating costs	$(1,136)	$(2)	$(1,138)
Depreciation and amortization	$(512)	$(4)	$(516)
Equity in net earnings from investments	$164	$—	$164
Investments in unconsolidated affiliates	$1,933	$4	$1,937
Total assets	$44,461	$74	$44,535
Capital expenditures	$961	$30	$991
(a) - Substantially all of our revenues are related to contracts with customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$853	$780	$1,544	$1,419
Interest expense, net of capitalized interest	438	298	880	598
Depreciation and amortization	368	262	748	516
Income taxes	260	243	457	451
Adjusted EBITDA from unconsolidated affiliates	113	110	252	211
Equity in net earnings from investments	(81)	(88)	(189)	(164)
Noncash compensation expense and other (a)	30	19	64	34
Corporate other (a)	(23)	1	11	—
Total segment adjusted EBITDA	$1,958	$1,625	$3,767	$3,065
(a) - The three months ended June 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $21 million included within corporate other and $1 million included within noncash compensation expense and other. The six months ended June 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $52 million included within corporate other and $12 million included within noncash compensation expense and other.

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

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $927 million. Pursuant to the purchase agreement, we paid $536 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, Delaware Basin JV is now a wholly owned subsidiary.

EnLink Acquisition - On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock with a fair value of $4.0 billion as of the closing date of the EnLink Acquisition. EnLink is now a wholly owned subsidiary.

Joint Ventures - On February 4, 2025, we announced definitive agreements to form joint ventures with MPLX to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX, with MPLX constructing and operating the facility. MBTC Pipeline, the pipeline joint venture, is owned 80% by us and 20% by MPLX, and we will construct and operate the pipeline. We expect to invest a total of approximately $1.0 billion into these projects, which are expected to be completed in early 2028.

Subsequent Event - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

Business Update and Market Conditions - Earnings increased in the second quarter of 2025, compared with the second quarter of 2024, due primarily to the positive impact of the EnLink and Medallion Acquisitions across our segments. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

Due to recent geopolitical events and changes in the commodity price environment, we are monitoring producers’ drilling, completion and production plans, but we do not currently anticipate material changes to our volume expectations. Our counterparties are primarily major and independent crude oil and natural gas producers that are able to produce in a lower commodity price environment. We are also monitoring the impact of the tariffs announced by the federal government in 2025, which could increase our costs for materials and equipment. Due to the timing of construction of our larger projects, proactively monitoring lead times on materials and equipment used in constructing capital projects and entering into procurement agreements for long-lead items, we do not expect the announced tariffs to have a material impact on capital expenditures in 2025.

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

One Big Beautiful Bill Act (OBBBA) - On July 4, 2025, the OBBBA was signed into law. The OBBBA makes changes to U.S. tax law and includes provisions that, beginning in January 2025, make permanent full expensing of tangible personal property and restore EBITDA-based calculations for purposes of the business interest deduction. We expect the OBBBA to reduce our cash taxes beginning with the 2025 tax year; however, we do not anticipate the OBBBA to materially impact net income. We will continue to monitor the implementation of the OBBBA by the U.S. Treasury Department and Internal Revenue Service and will review applicable guidance and rulemaking as it becomes available.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Liquids		(In millions)
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	Completed
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$385	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquefied petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC. For our Texas City Logistics and MBTC Pipeline joint venture projects, the amounts presented exclude MPLX capital contributions.
(b) - This project is expected to be completed in two phases, with the first phase expected to be completed in the fourth quarter of 2026, and the second phase completed in the first quarter of 2027.
(c) - Our investment in Texas City Logistics is accounted for using the equity method. Spending on this project will be recorded as contributions to unconsolidated affiliates.

In our Natural Gas Gathering and Processing segment, we are relocating a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be in service in the first quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Debt Repayments - In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

Dividends - In February and May 2025, we paid a quarterly common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.03 per share in July 2025. The quarterly common stock dividend will be paid on August 14, 2025, to shareholders of record at the close of business on August 1, 2025.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$6,726	$3,994	$13,638	$7,922	2,732	5,716
Services and other	1,161	900	2,292	1,753	261	539
Total revenues	7,887	4,894	15,930	9,675	2,993	6,255
Cost of sales and fuel (exclusive of items shown separately below)	5,360	2,891	11,015	5,788	2,469	5,227
Operating costs	706	569	1,458	1,138	137	320
Depreciation and amortization	368	262	748	516	106	232
Transaction costs	22	4	64	7	18	57
Other operating income, net	—	(61)	(6)	(67)	(61)	(61)
Operating income	$1,431	$1,229	$2,651	$2,293	202	358
Equity in net earnings from investments	$81	$88	$189	$164	(7)	25
Interest expense, net of capitalized interest	$(438)	$(298)	$(880)	$(598)	140	282
Net income	$853	$780	$1,544	$1,419	73	125
Net income attributable to ONEOK	$841	$780	$1,477	$1,419	61	58
Diluted EPS	$1.34	$1.33	$2.38	$2.42	0.01	(0.04)
Adjusted EBITDA	$1,981	$1,624	$3,756	$3,065	357	691
Capital expenditures	$749	$479	$1,378	$991	270	387

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $202 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $116 million due primarily to the operating income of EnLink, offset partially by the impact from the divestiture of certain non-strategic assets in 2024 and lower realized NGL prices, net of hedging;
•Natural Gas Liquids - an increase of $10 million due primarily to the operating income of EnLink, offset partially by lower exchange services;
•Natural Gas Pipelines - an increase of $15 million due primarily to the operating income of EnLink, offset partially by the impact of the interstate natural gas pipeline divestiture in 2024; and
•Refined Products and Crude - an increase of $70 million due primarily to the operating income of Medallion and EnLink and lower operating costs, offset partially by lower liquids blending differentials; offset by
•Consolidated Transaction Costs - an increase of $18 million due primarily to higher transaction costs related to the EnLink Acquisition.

Operating income increased $358 million for the six months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $245 million due primarily to the operating income of EnLink, offset partially by the impact from the divestiture of certain non-strategic assets in 2024 and lower realized NGL prices, net of hedging;
•Natural Gas Liquids - an increase of $19 million due primarily to the operating income of EnLink, offset partially by lower optimization and marketing and higher operating costs;
•Natural Gas Pipelines - an increase of $43 million due primarily to the operating income of EnLink, offset partially by the impact of the interstate natural gas pipeline divestiture in 2024; and
•Refined Products and Crude - an increase of $109 million due primarily to the operating income of Medallion and EnLink and lower operating costs, offset partially by lower liquids blending differentials; offset by
•Consolidated Transaction Costs - an increase of $57 million due primarily to higher transaction costs related to the EnLink Acquisition.

Net income increased for the three months ended June 30, 2025, compared with the same period in 2024, due primarily to the items discussed above, offset partially by higher interest expense due to higher debt balances resulting from the September 2024 $7.0 billion notes offering, the acquired debt balances from the EnLink Controlling Interest Acquisition in 2024 and increased short-term borrowings.

Net income increased for the six months ended June 30, 2025, compared with the same period in 2024, due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher interest expense due to higher debt balances resulting from the September 2024 $7.0 billion notes offering, the acquired debt balances from the EnLink Controlling Interest Acquisition in 2024 and increased short-term borrowings.

Capital expenditures increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to the timing of our large capital projects and routine capital projects associated with the growth of our operations. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,100	$641	$2,327	$1,264	459	1,063
Residue natural gas sales	449	169	1,147	513	280	634
Gathering, compression, dehydration and processing fees and other revenue	299	36	571	79	263	492
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,082)	(421)	(2,538)	(1,015)	661	1,523
Operating costs, excluding noncash compensation adjustments	(229)	(114)	(479)	(227)	115	252
Adjusted EBITDA from unconsolidated affiliates	1	1	3	3	—	—
Other	2	59	—	60	(57)	(60)
Adjusted EBITDA	$540	$371	$1,031	$677	169	354
Capital expenditures	$341	$101	$582	$217	240	365

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $169 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $240 million due to adjusted EBITDA from EnLink; and
•an increase of $18 million from higher volumes due primarily to increased production in the Mid-Continent and Rocky Mountain regions; offset by
•a decrease of $59 million from the divestiture of certain non-strategic assets in 2024; and
•a decrease of $33 million due primarily to lower realized NGL prices, net of hedging, offset partially by higher realized natural gas prices, net of hedging.

Adjusted EBITDA increased $354 million for the six months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $453 million due to adjusted EBITDA from EnLink; and
•an increase of $34 million from higher volumes due primarily to increased production in the Mid-Continent and Rocky Mountain regions; offset by
•a decrease of $65 million from the divestiture of certain non-strategic assets in 2024;
•a decrease of $52 million due primarily to lower realized NGL prices, net of hedging, offset partially by higher realized natural gas prices, net of hedging; and
•an increase of $14 million in operating costs due primarily to higher employee-related costs associated with the growth of our operations.

Capital expenditures increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to our capital project to relocate a processing plant to the Permian Basin from North Texas and routine capital projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2025	2024	2025	2024
Natural gas processed (MMcf/d) (a)(b)	5,573	2,326	5,412	2,257
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to incremental volumes from EnLink.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,740	$3,344	$7,852	$6,608	396	1,244
Exchange service and other revenues	97	143	202	267	(46)	(65)
Transportation and storage revenues	34	43	85	91	(9)	(6)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,030)	(2,748)	(6,487)	(5,446)	282	1,041
Operating costs, excluding noncash compensation adjustments	(195)	(174)	(398)	(347)	21	51
Adjusted EBITDA from unconsolidated affiliates	22	27	50	44	(5)	6
Other	5	—	4	6	5	(2)
Adjusted EBITDA	$673	$635	$1,308	$1,223	38	85
Capital expenditures	$135	$285	$306	$538	(150)	(232)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $38 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $50 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $11 million in exchange services due primarily to lower average fee rates in the Mid-Continent region and higher inventory of unfractionated NGLs due to unplanned outages, offset partially by higher volumes in the Rocky Mountain region.

Adjusted EBITDA increased $85 million for the six months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $115 million due to adjusted EBITDA from EnLink;
•an increase of $8 million in transportation and storage due primarily to an NGL pipeline system acquisition in June 2024; offset by
•a decrease of $17 million in optimization and marketing due primarily to narrower product price differentials;
•an increase of $16 million in operating costs due primarily to higher employee-related costs associated with the growth of our operations; and
•a decrease of $9 million in exchange services due primarily to lower average fee rates and lower volumes in the Mid-Continent region and higher transportation costs, offset partially by higher volumes and higher average fee rates in the Rocky Mountain region.

Capital expenditures decreased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to the completion of our MB-6 fractionator and pipeline expansion projects in 2024, offset partially by our Medford fractionator rebuild project.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2025	2024	2025	2024
Raw feed throughput (MBbl/d) (a)	1,527	1,365	1,411	1,303
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.04	$0.01	$0.02
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

Volumes increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to incremental volumes from EnLink and higher volumes in the Rocky Mountain region, primarily ethane, offset partially by lower ethane volumes in the Mid-Continent region. The three months ended June 30, 2025, also benefited from increased volumes in the Permian Basin.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$104	$122	$204	$241	(18)	(37)
Storage revenues	45	41	89	79	4	10
Residue natural gas sales and other revenues	256	—	576	28	256	548
Cost of sales and fuel (exclusive of depreciation and operating costs)	(219)	(2)	(480)	(17)	217	463
Operating costs, excluding noncash compensation adjustments	(53)	(50)	(104)	(101)	3	3
Adjusted EBITDA from unconsolidated affiliates	55	41	116	88	14	28
Other	—	—	(1)	(1)	—	—
Adjusted EBITDA	$188	$152	$400	$317	36	83
Capital expenditures	$52	$52	$114	$131	—	(17)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $36 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $69 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $31 million due to the interstate natural gas pipeline divestiture.

Adjusted EBITDA increased $83 million for the six months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $149 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $63 million due to the interstate natural gas pipeline divestiture.

Capital expenditures decreased for the six months ended June 30, 2025, compared with the same period in 2024, due primarily to the completion of capital projects in 2024, offset partially by increased growth projects primarily from EnLink.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2025	2024	2025	2024
Natural gas transportation capacity contracted (MDth/d)	4,650	4,458	4,657	4,472
Transportation capacity contracted	97%	96%	97%	96%
(a) - Includes capacity contracted for consolidated Oklahoma and Texas intrastate pipeline entities only.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$2,316	$492	$4,217	$843	1,824	3,374
Transportation revenues	425	360	834	700	65	134
Storage, terminals and other revenues	167	162	325	315	5	10
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,175)	(380)	(4,010)	(665)	1,795	3,345
Operating costs, excluding noncash compensation adjustments	(210)	(209)	(427)	(419)	1	8
Adjusted EBITDA from unconsolidated affiliates	34	41	82	76	(7)	6
Other	—	1	7	(2)	(1)	9
Adjusted EBITDA	$557	$467	$1,028	$848	90	180
Capital expenditures	$184	$33	$325	$75	151	250

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $90 million for the three months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $89 million due to adjusted EBITDA from Medallion and EnLink; and
•a decrease of $21 million in operating costs due primarily to lower outside services and property taxes associated with timing; offset by
•a decrease of $8 million in optimization and marketing due primarily to lower liquids blending differentials, offset partially by higher volumes; and
•a decrease of $7 million in adjusted EBITDA from unconsolidated affiliates due primarily to lower BridgeTex earnings.

Adjusted EBITDA increased $180 million for the six months ended June 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $182 million due to adjusted EBITDA from Medallion and EnLink;
•a decrease of $34 million in operating costs due primarily to lower outside services and property taxes associated with timing; and
•an increase of $6 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher Saddlehorn earnings due to our 10% ownership interest increase in March 2024 and higher BridgeTex earnings; offset by
•a decrease of $35 million in optimization and marketing due primarily to lower liquids blending differentials, offset partially by higher volumes; and
•a decrease of $16 million in transportation and storage due primarily to timing of operational gains and losses and lower volumes on our legacy system.

Capital expenditures increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to our greater Denver pipeline expansion project.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2025	2024	2025	2024
Refined Products volume shipped (MBbl/d)	1,503	1,536	1,452	1,473
Crude oil volume shipped (MBbl/d)	1,782	731	1,814	739
(a) - Includes volumes for consolidated entities only.

Refined Products volume shipped decreased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to regional market dynamics that impact demand on our system.

Crude oil volume shipped increased for the three and six months ended June 30, 2025, compared with the same periods in 2024, due primarily to incremental volumes from Medallion and EnLink.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$853	$780	$1,544	$1,419
Interest expense, net of capitalized interest	438	298	880	598
Depreciation and amortization	368	262	748	516
Income taxes	260	243	457	451
Adjusted EBITDA from unconsolidated affiliates	113	110	252	211
Equity in net earnings from investments	(81)	(88)	(189)	(164)
Noncash compensation expense and other (a)	30	19	64	34
Adjusted EBITDA	$1,981	$1,624	$3,756	$3,065
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$540	$371	$1,031	$677
Natural Gas Liquids	673	635	1,308	1,223
Natural Gas Pipelines	188	152	400	317
Refined Products and Crude	557	467	1,028	848
Other (a)	23	(1)	(11)	—
Adjusted EBITDA	$1,981	$1,624	$3,756	$3,065
(a) - The three months ended June 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $21 million included within other and $1 million included within noncash compensation expense and other. The six months ended June 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $52 million included within other and $12 million included within noncash compensation expense and other.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases, contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, and access to $1.0 billion available through our “at-the-market” equity program. As of July 28, 2025, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note E of the Notes to Consolidated Financial Statements in our Annual Report and Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At June 30, 2025, we had $97 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Following the completion of the EnLink Acquisition on January 31, 2025, we effectively terminated an agreement to provide revolving unsecured loans to EnLink through a promissory note, as EnLink operating subsidiaries are wholly owned and now participate in the cash management program described above.

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. These guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all of the guarantors’ existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan, EnLink and EnLink Partners hold interests in their subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of subsidiary issuers and parent guarantors, excluding our ownership of all interest in ONEOK Partners, Magellan and EnLink, reflect no material assets or liabilities or results of operations apart from guaranteed indebtedness. For additional information on our indebtedness, see Note H of the Notes to Consolidated Financial Statements in our Annual Report and Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030, and make other nonmaterial modifications. All other terms and conditions remain substantially the same. As of June 30, 2025, we had no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants. Upon closing of the EnLink Acquisition on January 31, 2025, the EnLink Revolving Credit Facility was terminated. For additional information on the EnLink Revolving Credit Facility, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

As of June 30, 2025, we had a working capital (defined as current assets less current liabilities) deficit of $2.8 billion, due primarily to current maturities of long-term debt and short-term borrowings. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

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

Debt Repayments - In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In May 2025, we repurchased in the open market certain of our senior notes in the principal amount of $169 million for an aggregate repurchase price of $133 million, including accrued and unpaid interest, with short-term borrowings.

In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

Equity Issuances - On May 28, 2025, we completed the Delaware Basin JV Acquisition. Pursuant to the purchase agreement, we issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date.

On January 31, 2025, we completed the EnLink Acquisition. Pursuant to the EnLink Merger Agreement, each publicly held common unit of EnLink was exchanged for a fixed ratio of 0.1412 shares of ONEOK Common stock, including EnLink Units that were exchanged for all previously outstanding Series B Preferred Units immediately prior to closing. We issued 41 million shares of common stock with a fair value of $4.0 billion. There are no remaining Series B Preferred Units outstanding.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the six months ended June 30, 2025, we repurchased $17 million of our outstanding common stock with cash on hand, bringing total repurchases under the program to 1.865 million shares of common stock for $189 million since its inception in January 2024.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt. We do not expect the tariffs announced by the federal government earlier this year to have a material impact on capital expenditures in 2025.

Capital expenditures, less allowance for equity funds used during construction, were $1.4 billion and $991 million for the six months ended June 30, 2025 and 2024, respectively.

We expect total capital expenditures of $2.8 - $3.2 billion in 2025.

Credit Ratings - Our long-term debt credit ratings as of July 28, 2025, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In February and May 2025, we paid a common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. We declared a quarterly common stock dividend of $1.03 per share in July 2025. The quarterly common stock dividend will be paid on August 14, 2025, to shareholders of record at the close of business on August 1, 2025.

For the six months ended June 30, 2025, our cash flows from operations exceeded dividends paid by $1.1 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2025 vs. 2024
	June 30,		$ Increase (Decrease) in Cash
	2025	2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,429	$2,026	403
Investing activities	(1,508)	(1,334)	(174)
Financing activities	(1,557)	(994)	(563)
Change in cash and cash equivalents	(636)	(302)	(334)
Cash and cash equivalents at beginning of period	733	338	395
Cash and cash equivalents at end of period	$97	$36	61

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2025, increased $393 million compared with the same period in 2024, due primarily to the impact of the EnLink and Medallion Acquisitions as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $289 million for the six months ended June 30, 2025, compared with a decrease of $299 million for the same period in 2024. This change is due primarily to changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties and due to changes in risk management assets and liabilities. These changes were partially offset by changes in accounts receivable resulting from the receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2025, increased $174 million, compared with the same period in 2024, due primarily to an increase in capital expenditures related to our capital projects in 2025 and proceeds received from the divestiture of certain non-strategic assets in 2024, offset partially by cash paid for acquisitions in 2024.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2025, increased $563 million, compared with the same period in 2024, due primarily to the repayment of long-term debt, the Delaware Basin JV Acquisition and an increase in dividends paid, offset partially by an increase of short-term borrowings in 2025.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, which involve substantial risk and uncertainties. Such forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, liquidity, management’s plans, expectations and objectives for our future capital projects and other future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions, potential or pending strategic transactions, the timing thereof and our ability to achieve the intended and projected operational, financial and strategic benefits from any such transactions, and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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
•the economic or other impact of announced or future tariffs, including inflationary impacts;
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

Natural Gas Gathering and Processing - In our Natural Gas Gathering and Processing segment, for the six months ended June 30, 2025, including EnLink, approximately 75% of the downstream commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

Natural Gas Liquids - In our Natural Gas Liquids segment, for the six months ended June 30, 2025, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

Natural Gas Pipelines - In our Natural Gas Pipelines segment, for the six months ended June 30, 2025, including EnLink, approximately 80% of our revenues were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our pipeline tariffs in this segment provide us the ability to require security from shippers.

Refined Products and Crude - In our Refined Products and Crude segment, for the six months ended June 30, 2025, including Medallion and EnLink, approximately 85% of our revenues were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens or other collateral.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities - On May 28, 2025, we issued a total of 4,852,645 shares of common stock to NGP XI Midstream Holdings, L.L.C. as a portion of the consideration for the Delaware Basin JV Acquisition in reliance on the exemption contained in Section 4(a)(2) of the Securities Act. We subsequently registered these shares pursuant to a Registration Statement on Form S-3 ASR (File No. 333-287749) filed with the SEC on June 3, 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in item 408(a) Regulation S-K.

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

3.1
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated April 28, 2025, as amended (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed April 30, 2025 (File No. 1-13643)).

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 24, 2023 (File No. 1-13643)).

10.1	ONEOK, Inc., 2025 Equity Incentive Plan, effective as of May 21, 2025 (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 22, 2025 (File No. 1-13643)).

10.2
ONEOK, Inc., 2025 Employee Stock Award Program, as amended, effective as of May 21, 2025 (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s, Current Report on Form 8-K filed May 22, 2025 (File No. 1-13643)).

10.3	Form of 2025 Performance Unit Award Agreement pursuant to the ONEOK, Inc. 2025 Equity Incentive Plan.

10.4	Form of 2025 Restricted Unit Award Agreement pursuant to the ONEOK, Inc. 2025 Equity Incentive Plan.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Balance Sheets at June 30, 2025, and December 31, 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (vi) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 5, 2025	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)