Form 10-Q
period 2025-09-30
ONEOK INC /NEW/
filed 2025-10-29
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025.
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

On October 20, 2025, the Company had 629,231,557 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, replaced by the $3.5 Billion Credit Agreement
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture, and after the BridgeTex Additional Interest Acquisition, a 60% owned joint venture
BridgeTex Additional Interest Acquisition	The transaction completed on July 22, 2025, pursuant to which ONEOK acquired an additional 30% interest in BridgeTex
CO2	Carbon dioxide
Delaware Basin JV	Delaware G&P LLC, a 50.1% owned joint venture, and after the Delaware Basin JV Acquisition, a wholly owned subsidiary of ONEOK
Delaware Basin JV Acquisition	The transaction completed on May 28, 2025, pursuant to which ONEOK acquired the remaining 49.9% noncontrolling interest in Delaware Basin JV
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
Eiger	Eiger Express Holdings, LLC, a 25.5% owned joint venture, including the 10.5% held through Matterhorn
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink Acquisition	The transaction completed on January 31, 2025, pursuant to which ONEOK acquired all of the publicly held EnLink Units in a tax-free transaction, pursuant to the EnLink Merger Agreement
EnLink Controlling Interest Acquisition	The transaction completed on October 15, 2024, pursuant to which ONEOK acquired (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement
EnLink Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, L.L.C., Elk Merger Sub II L.L.C., EnLink and EnLink Midstream Manager, LLC
EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of ONEOK
EnLink Purchase Agreement	Purchase agreement, dated August 28, 2024, by and among ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC
EnLink Revolving Credit Facility	EnLink’s $1.4 billion unsecured credit facility
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GIP	Global Infrastructure Partners and certain of its managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., GIP III Trophy GP 2, GIP III Trophy Acquisition
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK

Matterhorn	MXP Parent, LLC, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture
MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P., and after the Medallion Acquisition, Medallion Parent Holdings, L.L.C., a wholly owned subsidiary of ONEOK
Medallion Acquisition	The transaction completed on October 31, 2024, pursuant to which ONEOK (i) became general partner of Medallion and (ii) acquired all of the issued and outstanding limited partner interests in Medallion from GIP
MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MPLX	MPLX LP
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission Holdings, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Series B Preferred Units	EnLink Partners’ Series B Cumulative Convertible Preferred Units
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
WhiteWater	WhiteWater Midstream, LLC, the operator of the Matterhorn and Eiger pipelines
XBRL	eXtensible Business Reporting Language

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$7,416	$4,083	$21,054	$12,005
Services and other	1,218	940	3,510	2,693
Total revenues (Note K)	8,634	5,023	24,564	14,698
Cost of sales and fuel (exclusive of items shown separately below)	5,962	3,027	16,977	8,815
Operations and maintenance	639	512	1,912	1,481
Depreciation and amortization	378	274	1,126	790
General taxes	99	70	284	239
Transaction costs (Note B)	10	10	74	17
Other operating expense (income), net	(12)	2	(18)	(65)
Operating income	1,558	1,128	4,209	3,421
Equity in net earnings from investments (Note I)	92	92	281	256
Other income, net	37	17	78	28
Interest expense (net of capitalized interest of $19, $19, $41 and $47, respectively)	(450)	(325)	(1,330)	(923)
Income before income taxes	1,237	912	3,238	2,782
Income taxes	(297)	(219)	(754)	(670)
Net income	940	693	2,484	2,112
Less: Net income attributable to noncontrolling interests	1	—	68	—
Net income attributable to ONEOK	939	693	2,416	2,112
Less: Preferred stock dividends	—	1	—	1
Net income available to common shareholders	$939	$692	$2,416	$2,111

Basic EPS (Note H)	$1.49	$1.18	$3.88	$3.61

Diluted EPS (Note H)	$1.49	$1.18	$3.87	$3.60
Average shares (millions)
Basic	630.6	584.8	623.1	584.5
Diluted	631.5	586.7	624.1	586.1
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
	(Millions of dollars)
Net income	$940	$693	$2,484	$2,112
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(1), $(10), $(7) and $9, respectively	3	35	24	(29)
Derivative amounts reclassified to net income, net of tax of $3, $(2), $(2) and $1, respectively	(5)	4	6	(4)
Changes in benefit plan obligations and other, net of tax of $—, $—, $— and $—, respectively	—	1	1	(2)
Total other comprehensive income (loss), net of tax	(2)	40	31	(35)
Comprehensive income	938	733	2,515	2,077
Less: Comprehensive income attributable to noncontrolling interests	1	—	68	—
Comprehensive income attributable to ONEOK	$937	$733	$2,447	$2,077
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2025	2024
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$1,199	$733
Accounts receivable, net	2,580	2,326
Inventories	871	748
Other current assets	535	431
Total current assets	5,185	4,238
Property, plant and equipment
Property, plant and equipment	54,454	52,274
Accumulated depreciation and amortization	7,296	6,339
Net property, plant and equipment	47,158	45,935
Other assets
Investments in unconsolidated affiliates	2,773	2,316
Goodwill	8,108	8,091
Intangible assets, net	2,935	3,039
Other assets	457	450
Total other assets	14,273	13,896
Total assets	$66,616	$64,069
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note E)	$1,741	$1,059
Accounts payable	2,569	2,187
Commodity imbalances	225	260
Accrued interest	450	511
Other current liabilities	750	702
Total current liabilities	5,735	4,719
Long-term debt, excluding current maturities	31,986	31,018
Deferred credits and other liabilities
Deferred income taxes	6,112	5,451
Other deferred credits	626	748
Total deferred credits and other liabilities	6,738	6,199
Commitments and contingencies (Note J)
Equity (Note F)
Preferred Stock, $0.01 par value: authorized 20,000 shares; issued and outstanding 0 shares at September 30, 2025; issued and outstanding 20,000 shares at December 31, 2024	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 629,838,019 shares at September 30, 2025; issued 609,713,834 shares and outstanding 583,110,633 shares at December 31, 2024	7	6
Paid-in capital	20,934	16,354
Accumulated other comprehensive loss	(65)	(96)
Retained earnings	2,048	1,579
Treasury stock, at cost: 26,070,999 shares at September 30, 2025, and 26,603,201 shares at December 31, 2024	(843)	(807)
Total ONEOK shareholders' equity	22,081	17,036
Noncontrolling interests in consolidated subsidiaries	76	5,097
Total equity	22,157	22,133
Total liabilities and equity	$66,616	$64,069
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2025	2024
	(Millions of dollars)
Operating activities
Net income	$2,484	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126	790
Equity in net earnings from investments (Note I)	(281)	(256)
Distributions received from unconsolidated affiliates	293	252
Deferred income taxes	731	570
Other, net	47	42
Changes in assets and liabilities:
Accounts receivable	(253)	461
Inventories, net of commodity imbalances	(170)	28
Accounts payable	357	(245)
Other assets and liabilities, net	(281)	(477)
Cash provided by operating activities	4,053	3,277
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,182)	(1,459)
Cash paid for acquisitions, net of cash received	—	(408)
Purchases of and contributions to unconsolidated affiliates	(499)	(102)
Other, net	39	137
Cash used in investing activities	(2,642)	(1,832)
Financing activities
Dividends paid	(1,935)	(1,734)
Issuance of long-term debt, net of discounts	2,989	6,982
Debt financing costs	(31)	(67)
Repurchase of common stock	(30)	—
Delaware Basin JV Acquisition (Note B)	(550)	—
Repayment of long-term debt (Note E)	(1,285)	(484)
Other, net	(103)	(16)
Cash provided by (used in) financing activities	(945)	4,681
Change in cash and cash equivalents	466	6,126
Cash and cash equivalents at beginning of period	733	338
Cash and cash equivalents at end of period	$1,199	$6,464
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	ONEOK Shareholders' Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition (Note B)	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Other, net	—	—	11	—	(1)	—	3	13
March 31, 2025	—	7	20,721	(123)	1,569	(810)	756	22,120
Net income	—	—	—	—	841	—	12	853
Other comprehensive income	—	—	—	60	—	—	—	60
Common stock issued	—	—	8	—	—	8	—	16
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(644)	—	—	(644)
Delaware Basin JV Acquisition (Note B)	—	—	199	—	—	—	(678)	(479)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Other, net	—	—	(5)	—	(1)	—	(2)	(8)
June 30, 2025	—	7	20,923	(63)	1,765	(802)	74	21,904
Net income	—	—	—	—	939	—	1	940
Other comprehensive loss	—	—	—	(2)	—	—	—	(2)
Common stock issued	—	—	2	—	—	4	—	6
Common stock dividends - $1.03 per share (Note F)	—	—	—	—	(656)	—	—	(656)
Repurchase of common stock	—	—	—	—	—	(45)	—	(45)
Delaware Basin JV Acquisition (Note B)	—	—	(14)	—	—	—	—	(14)
Other, net	—	—	23	—	—	—	1	24
September 30, 2025	$—	$7	$20,934	$(65)	$2,048	$(843)	$76	$22,157
*Accumulated other comprehensive loss

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Total Equity
	(Millions of dollars)
January 1, 2024	$—	$6	$16,320	$(33)	$868	$(677)	$16,484
Net income	—	—	—	—	639	—	639
Other comprehensive loss	—	—	—	(95)	—	—	(95)
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—
Common stock issued	—	—	(8)	—	—	14	6
Common stock dividends - $0.99 per share	—	—	—	—	(579)	—	(579)
Other, net	—	—	(9)	—	(1)	—	(10)
March 31, 2024	—	6	16,303	(128)	927	(663)	16,445
Net income	—	—	—	—	780	—	780
Other comprehensive income	—	—	—	20	—	—	20
Preferred Stock dividends - $13.75 per share	—	—	—	—	—	—	—
Common stock issued	—	—	18	—	—	10	28
Common stock dividends - $0.99 per share	—	—	—	—	(580)	—	(580)
Other, net	—	—	17	—	(1)	—	16
June 30, 2024	—	6	16,338	(108)	1,126	(653)	16,709
Net income	—	—	—	—	693	—	693
Other comprehensive income	—	—	—	40	—	—	40
Preferred stock dividends - $13.75 per share	—	—	—	—	(1)	—	(1)
Common stock issued	—	—	7	—	—	3	10
Common stock dividends - $0.99 per share	—	—	—	—	(578)	—	(578)
Other, net	—	—	17	—	(3)	—	14
September 30, 2024	$—	$6	$16,362	$(68)	$1,237	$(650)	$16,887
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

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2025, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each of our reporting units were not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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

B.    ACQUISITIONS

BridgeTex Additional Interest Acquisition - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex. Our investment in BridgeTex will continue to be accounted for using the equity method as we continue to have the ability to exercise significant influence over the operating and financial policies of BridgeTex, although we do not have the ability to exercise control.

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $941 million. Pursuant to the purchase agreement, we paid $550 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, Delaware Basin JV is now a wholly owned subsidiary.

As we controlled the Delaware Basin JV at December 31, 2024, prior to the Delaware Basin JV Acquisition, the change in our ownership interest was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statement of Income from the acquisition. The Delaware Basin JV Acquisition was a taxable exchange. The transaction resulted in a decrease to the carrying value of noncontrolling interests in consolidated subsidiaries at the acquisition date of $678 million and an increase to paid-in capital of $185 million, including deferred tax assets.

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

As we controlled EnLink at December 31, 2024, prior to the EnLink Acquisition, the change in our ownership interest was accounted for as an equity transaction. The carrying value of the noncontrolling interests in consolidated subsidiaries at the acquisition date was $4.4 billion. The difference between the equity consideration and the carrying value of the noncontrolling interests in consolidated subsidiaries at the acquisition date was recognized as an adjustment to paid-in capital.

Supplemental Cash Flow Information - Our noncash balance sheet activity related to the EnLink Acquisition is as follows (in millions):

Common stock	$1
Paid-in capital	$4,377
Noncontrolling interests in consolidated subsidiaries	$(4,378)

EnLink Controlling Interest Acquisition - On October 15, 2024, we completed the EnLink Controlling Interest Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. The purchase price allocation is not yet complete as management continues to refine the preliminary valuation of certain working capital assets and liabilities. During the nine months ended September 30, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Medallion Acquisition - On October 31, 2024, we completed the Medallion Acquisition. We accounted for this acquisition using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management to make estimates, assumptions and judgments, and in some cases, management may also utilize third-party specialists to assist and advise on those estimates. The purchase price allocation is not yet complete as management continues to refine the preliminary valuation of certain working capital assets and liabilities. During the nine months ended September 30, 2025, there were no material changes to the preliminary purchase price allocation disclosed in our Annual Report.

Transaction Costs - The nine months ended September 30, 2025, included $74 million of nonrecurring transaction costs, including $59 million related primarily to advisory fees and severance and $15 million of noncash compensation expense related to the settlement of share-based awards for certain EnLink employees associated with the EnLink Acquisition.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	September 30, 2025
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$44	$46	$—	$90	$(73)	$17
Total derivative assets	$44	$46	$—	$90	$(73)	$17

Derivative liabilities
Commodity contracts	$(36)	$(37)	$—	$(73)	$73	$—
Total derivative liabilities	$(36)	$(37)	$—	$(73)	$73	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2025, we held no cash and posted cash of $59 million with a counterparty, which is included in other current assets in our Consolidated Balance Sheets.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $33.3 billion and $30.8 billion at September 30, 2025, and December 31, 2024, respectively. The book value of our consolidated long-term debt, including current maturities, was $33.7 billion and $32.1 billion at September 30, 2025, and December 31, 2024, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter and second quarter of 2025, we entered into $300 million notional quantity and $700 million notional quantity, respectively, of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2025, we settled all of the $1.0 billion notional quantity of Treasury locks in connection with our underwritten public offering of $3.0 billion senior unsecured notes in August 2025. All of our Treasury locks were designated as cash flow hedges.

At September 30, 2025, and December 31, 2024, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		September 30, 2025		December 31, 2024
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	$73	$(51)	$39	$(47)
Total derivatives designated as hedging instruments		73	(51)	39	(47)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	17	(22)	36	(33)
	Other deferred credits	—	—	—	(6)
Total derivatives not designated as hedging instruments		17	(22)	36	(39)
Total derivatives		$90	$(73)	$75	$(86)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	September 30, 2025	December 31, 2024
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(17.2)	(12.2)
- NGLs, Refined Products and crude oil (MMBbl)	(20.8)	(12.2)
Basis
- Natural gas (Bcf)	(10.0)	(11.2)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	1.2	(8.0)
- NGLs, Refined Products and crude oil (MMBbl)	(1.3)	(2.7)
Basis
- Natural gas (Bcf)	4.6	(3.7)
- NGLs, Refined Products and crude oil (MMBbl)	(0.5)	(0.2)
Swing Swaps
- Natural gas (Bcf)	(0.7)	(0.2)

Cash Flow Hedges - During the three and nine months ended September 30, 2025 and 2024, we had no material changes in other comprehensive income related to our commodity derivative instruments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

E.    DEBT

Current Maturities - At September 30, 2025, our current maturities of long-term debt consist of the following:

(Millions of dollars)
$600 at 5.85% due January 2026	$600
$650 at 5.0% due March 2026	650
$500 at 4.85% due July 2026	491
Current maturities of long-term debt	$1,741

Commercial Paper Program - At September 30, 2025, and December 31, 2024, we had no commercial paper outstanding.

In September 2025, we increased the size of our commercial paper program to $3.5 billion from $2.5 billion.

$3.5 Billion Credit Agreement - In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other nonmaterial modifications. Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. In July 2025, we completed the BridgeTex Additional Interest Acquisition, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending March 31, 2026, after which it will decrease to 5.0 to 1. As of September 30, 2025, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

Debt Issuances - In August 2025, we completed an underwritten public offering of $3.0 billion senior unsecured notes consisting of $750 million, 4.95% senior notes due 2032; $1.0 billion, 5.4% senior notes due 2035; and $1.25 billion, 6.25% senior notes due 2055. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. We expect to use the remaining net proceeds from the offering for general corporate purposes, including the repurchase or redemption of existing notes.

Debt Repayments - In the third quarter of 2025, we repurchased in the open market certain of our senior notes in the principal amount of $119 million for an aggregate repurchase price of $96 million, including accrued and unpaid interest, with cash on hand.

In September 2025, we repaid the remaining $387 million of our $400 million, 2.2% senior notes at maturity with cash on hand from our August 2025 public offering.

In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In the second quarter of 2025, we repurchased in the open market certain of our senior notes in the principal amount of $169 million for an aggregate repurchase price of $133 million, including accrued and unpaid interest, with short-term borrowings.

In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

EnLink Acquisition - Upon the closing of the EnLink Acquisition on January 31, 2025, we terminated the EnLink Revolving Credit Facility. We also terminated the agreement to provide revolving unsecured loans to EnLink through a promissory note. For further details on the EnLink Revolving Credit Facility and the promissory note, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

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

F.    EQUITY

Noncontrolling Interests - As of September 30, 2025, noncontrolling interests in our Consolidated Balance Sheets related to Ascension and MBTC Pipeline. On February 4, 2025, we announced a definitive agreement to form the MBTC Pipeline joint venture, of which we own 80%. As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these entities are now wholly owned subsidiaries and are no longer recorded as noncontrolling interests in our Consolidated Balance Sheet as of September 30, 2025.

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

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three and nine months ended September 30, 2025, we repurchased $45 million and $62 million, respectively, of our outstanding common stock under the program with cash on hand.

Dividends - Holders of our common stock share equally in any dividend declared by our Board of Directors. Dividends paid on our common stock in February, May and August 2025 were $1.03 per share. We declared a quarterly common stock dividend of $1.03 per share in October 2025. The quarterly common stock dividend will be paid on November 14, 2025, to shareholders of record at the close of business on November 3, 2025.

G.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these respective entities are no longer considered VIEs.

As of September 30, 2025, we consolidated the following VIEs:

MBTC Pipeline - On February 4, 2025, we announced a definitive agreement with MPLX to form the MBTC Pipeline joint venture, which will construct and operate a 24-inch pipeline from our Mont Belvieu, Texas, storage facility to a new liquefied petroleum gas export terminal in Texas City, Texas. We own an 80% interest in MBTC Pipeline, and we are the operator. MBTC Pipeline is a VIE because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact MBTC Pipeline.

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

As of September 30, 2025, the assets and liabilities of our consolidated VIEs were not material.

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$939	630.6	$1.49
Diluted EPS
Effect of dilutive securities	—	0.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$939	631.5	$1.49

	Three Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$692	584.8	$1.18
Diluted EPS
Effect of dilutive securities	—	1.9
Net income available for common stock and common stock equivalents	$692	586.7	$1.18

	Nine Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$2,416	623.1	$3.88
Diluted EPS
Effect of dilutive securities	—	1.0
Net income attributable to ONEOK available for common stock and common stock equivalents	$2,416	624.1	$3.87

	Nine Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$2,111	584.5	$3.61
Diluted EPS
Effect of dilutive securities	—	1.6
Net income available for common stock and common stock equivalents	$2,111	586.1	$3.60

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions of dollars)
Northern Border	$28	$25	$76	$72
Overland Pass	22	23	68	61
Saddlehorn	13	13	39	36
Roadrunner	10	9	31	30
BridgeTex	9	7	31	25
Other	10	15	36	32
Equity in net earnings from investments	$92	$92	$281	$256

On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex. Our investment in BridgeTex will continue to be accounted for using the equity method as we continue to have the ability to exercise significant influence over the operating and financial policies of BridgeTex, although we do not have the ability to exercise control.

We incurred expenses in transactions with unconsolidated affiliates of $67 million and $54 million for the three months ended September 30, 2025 and 2024, respectively, and $218 million and $149 million for the nine months ended September 30, 2025 and 2024, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

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

K.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period primarily related to our firm service transportation contracts with tiered rates, which were not material. Our contract liabilities at the beginning and end of the period primarily related to deferred revenue on Refined Products and crude oil transportation contracts, NGL storage contracts and contributions in aid of construction received from customers, which were not material.

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2025, and December 31, 2024, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2025, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 20 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2025	$318
2026	1,232
2027	1,065
2028	947
2029 and beyond	3,442
Total	$7,004

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,066	$3,746	$—	$3,010	$7,822
Residue natural gas sales	468	—	296	—	764
Exchange services and natural gas gathering and processing revenue	298	111	—	—	409
Transportation and storage revenue	—	36	154	590	780
Other revenue	9	2	—	29	40
Total revenues (a)	1,841	3,895	450	3,629	9,815
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,038)	(2,977)	(255)	(2,873)	(7,143)
Operating costs	(244)	(202)	(59)	(231)	(736)
Adjusted EBITDA from unconsolidated affiliates	1	26	63	40	130
Noncash compensation expense and other	6	6	1	17	30
Segment adjusted EBITDA	$566	$748	$200	$582	$2,096
Depreciation and amortization	$(126)	$(116)	$(25)	$(108)	$(375)
Equity in net earnings from investments	$1	$24	$39	$28	$92
Capital expenditures	$302	$218	$55	$214	$789
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.1 billion for the Natural Gas Gathering and Processing segment, $99 million for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended September 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,822	$(1,157)	$6,665
Residue natural gas sales	764	(13)	751
Exchange services and natural gas gathering and processing revenue	409	(3)	406
Transportation and storage revenue	780	(5)	775
Other revenue	40	(3)	37
Total revenues (a)	$9,815	$(1,181)	$8,634
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,143)	$1,181	$(5,962)
Operating costs	$(736)	$(2)	$(738)
Depreciation and amortization	$(375)	$(3)	$(378)
Equity in net earnings from investments	$92	$—	$92
Capital expenditures	$789	$15	$804
(a) - Substantially all of our revenues are related to contracts with customers.

Three Months Ended September 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$648	$3,496	$—	$407	$4,551
Residue natural gas sales	219	—	—	—	219
Gathering, processing and exchange services revenue	35	129	—	—	164
Transportation and storage revenue	—	50	171	526	747
Other revenue	3	4	—	30	37
Total revenues (a)	905	3,679	171	963	5,718
Cost of sales and fuel (exclusive of depreciation and operating costs)	(464)	(2,906)	(1)	(352)	(3,723)
Operating costs	(129)	(183)	(52)	(217)	(581)
Adjusted EBITDA from unconsolidated affiliates	—	26	45	41	112
Noncash compensation expense and other	6	8	3	6	23
Segment adjusted EBITDA	$318	$624	$166	$441	$1,549
Depreciation and amortization	$(71)	$(89)	$(21)	$(93)	$(274)
Equity in net earnings (loss) from investments	$(1)	$24	$34	$35	$92
Capital expenditures	$102	$247	$56	$45	$450
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $657 million and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended September 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$4,551	$(691)	$3,860
Residue natural gas sales	219	—	219
Gathering, processing and exchange services revenue	164	—	164
Transportation and storage revenue	747	(4)	743
Other revenue	37	—	37
Total revenues (a)	$5,718	$(695)	$5,023
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,723)	$696	$(3,027)
Operating costs	$(581)	$(1)	$(582)
Depreciation and amortization	$(274)	$—	$(274)
Equity in net earnings from investments	$92	$—	$92
Capital expenditures	$450	$18	$468
(a) - Substantially all of our revenues are related to contracts with customers.

Nine Months Ended September 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$3,393	$11,598	$—	$7,227	$22,218
Residue natural gas sales	1,615	—	872	—	2,487
Exchange services and natural gas gathering and processing revenue	852	307	—	—	1,159
Transportation and storage revenue	—	121	447	1,692	2,260
Other revenue	26	8	—	86	120
Total revenues (a)	5,886	12,034	1,319	9,005	28,244
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,576)	(9,464)	(735)	(6,883)	(20,658)
Operating costs	(737)	(615)	(167)	(672)	(2,191)
Adjusted EBITDA from unconsolidated affiliates	4	76	179	122	381
Noncash compensation expense and other	20	25	4	38	87
Segment adjusted EBITDA	$1,597	$2,056	$600	$1,610	$5,863
Depreciation and amortization	$(374)	$(341)	$(73)	$(330)	$(1,118)
Equity in net earnings from investments	$3	$69	$116	$93	$281
Investments in unconsolidated affiliates	$40	$597	$860	$1,271	$2,768
Total assets	$16,266	$20,047	$4,610	$24,225	$65,148
Capital expenditures	$884	$524	$169	$539	$2,116
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $3.4 billion for the Natural Gas Gathering and Processing segment, $239 million for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Nine Months Ended September 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$22,218	$(3,604)	$18,614
Residue natural gas sales	2,487	(47)	2,440
Exchange services and natural gas gathering and processing revenue	1,159	(3)	1,156
Transportation and storage revenue	2,260	(15)	2,245
Other revenue	120	(11)	109
Total revenues (a)	$28,244	$(3,680)	$24,564
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(20,658)	$3,681	$(16,977)
Operating costs	$(2,191)	$(5)	$(2,196)
Depreciation and amortization	$(1,118)	$(8)	$(1,126)
Equity in net earnings from investments	$281	$—	$281
Investments in unconsolidated affiliates	$2,768	$5	$2,773
Total assets	$65,148	$1,468	$66,616
Capital expenditures	$2,116	$66	$2,182
(a) - Substantially all of our revenues are related to contracts with customers.

Nine Months Ended September 30, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,912	$10,104	$—	$1,250	$13,266
Residue natural gas sales	732	—	28	—	760
Gathering, processing and exchange services revenue	101	390	—	—	491
Transportation and storage revenue	—	141	491	1,490	2,122
Other revenue	16	10	—	81	107
Total revenues (a)	2,761	10,645	519	2,821	16,746
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,479)	(8,352)	(18)	(1,017)	(10,866)
Operating costs	(365)	(545)	(157)	(650)	(1,717)
Adjusted EBITDA from unconsolidated affiliates	3	70	133	117	323
Noncash compensation expense	16	26	6	24	72
Other	59	3	—	(6)	56
Segment adjusted EBITDA	$995	$1,847	$483	$1,289	$4,614
Depreciation and amortization	$(215)	$(260)	$(57)	$(254)	$(786)
Equity in net earnings from investments	$1	$63	$102	$90	$256
Investments in unconsolidated affiliates	$31	$417	$516	$958	$1,922
Total assets	$7,113	$15,701	$2,704	$19,031	$44,549
Capital expenditures	$319	$785	$187	$120	$1,411
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $1.9 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.

Nine Months Ended September 30, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$13,266	$(2,025)	$11,241
Residue natural gas sales	760	—	760
Gathering, processing and exchange services revenue	491	—	491
Transportation and storage revenue	2,122	(16)	2,106
Other revenue	107	(7)	100
Total revenues (a)	$16,746	$(2,048)	$14,698
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(10,866)	$2,051	$(8,815)
Operating costs	$(1,717)	$(3)	$(1,720)
Depreciation and amortization	$(786)	$(4)	$(790)
Equity in net earnings from investments	$256	$—	$256
Investments in unconsolidated affiliates	$1,922	$3	$1,925
Total assets	$44,549	$6,501	$51,050
Capital expenditures	$1,411	$48	$1,459
(a) - Substantially all of our revenues are related to contracts with customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net income to total segment adjusted EBITDA	(Millions of dollars)
Net income	$940	$693	$2,484	$2,112
Interest expense, net of capitalized interest	450	325	1,330	923
Depreciation and amortization	378	274	1,126	790
Income taxes	297	219	754	670
Adjusted EBITDA from unconsolidated affiliates	129	112	381	323
Equity in net earnings from investments	(92)	(92)	(281)	(256)
Noncash compensation expense and other (a)	17	14	81	48
Corporate other (a)	(23)	4	(12)	4
Total segment adjusted EBITDA	$2,096	$1,549	$5,863	$4,614
(a) - The three months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $7 million included within corporate other and $3 million included within noncash compensation expense and other. The nine months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $59 million included within corporate other and $15 million included within noncash compensation expense and other.

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

Eiger Express Pipeline - In August 2025, we, WhiteWater, MPLX LP and Enbridge Inc., through the existing Matterhorn joint venture, announced the new approximately 450-mile Eiger Express Pipeline, designed to transport natural gas from the Permian Basin to Katy, Texas. WhiteWater will construct and operate the pipeline. Our total ownership interest in the pipeline will be 25.5%, which includes a 15% interest held directly in the Eiger joint venture with the remainder held through Matterhorn. We expect to invest a total of approximately $350 million into this project, which is expected to be completed in mid-2028.

Bighorn Natural Gas Processing Plant - In August 2025, we announced plans to construct the Bighorn natural gas processing plant in the Permian Basin, with processing capacity of 300 MMcf/d and the ability to treat natural gas containing high levels of CO2. We expect the Bighorn plant, including the high-CO2 treater, to cost approximately $365 million. The Bighorn plant is supported by acreage dedications with long-term primarily fee-based contracts and is expected to be completed in mid-2027.

BridgeTex Additional Interest Acquisition - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $941 million. Pursuant to the purchase agreement, we paid $550 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, Delaware Basin JV is now a wholly owned subsidiary.

Texas City Logistics and MBTC Pipeline - In February 2025, we announced definitive agreements to form joint ventures with MPLX to construct a 400 MBbl/d liquefied petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX, with MPLX constructing and operating the facility. MBTC Pipeline, the pipeline joint venture, is owned 80% by us and 20% by MPLX, and we will construct and operate the pipeline. We expect to invest a total of approximately $1.0 billion into these projects, which are expected to be completed in early 2028.

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

Business Update and Market Conditions - Earnings increased in the third quarter of 2025, compared with the third quarter of 2024, due primarily to the positive impact of the EnLink and Medallion Acquisitions across our segments. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

Due to changes in the commodity price environment, we are monitoring producers’ drilling and completion plans, but we do not currently anticipate material changes to our volume expectations. Our counterparties are primarily major and independent crude oil and natural gas producers that are able to produce in a lower commodity price environment. We are also monitoring the impact of the tariffs announced by the federal government in 2025, which could increase our costs for materials and equipment. Due to the timing of construction of our larger projects, proactively monitoring lead times on materials and equipment used in constructing capital projects and entering into procurement agreements for long-lead items, we do not expect the announced tariffs to have a material impact on capital expenditures in 2025.

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

In addition, our Natural Gas Gathering and Processing and Natural Gas Liquids segments are exposed to volumetric risk as a result of drilling and completion activity, severe weather disruptions, operational outages, global crude oil, NGL and natural gas demand and normal volumetric well declines. Our Refined Products and Crude segment is exposed to volumetric risk due to demand for Refined Products and crude oil in the markets we serve. Our Natural Gas Pipelines segment is not exposed to significant volumetric risk due to the majority of our capacity being subscribed under long-term, firm fee-based contracts.

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

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bighorn plant	300 MMcf/d processing plant with high-CO2 treater in the Permian Basin	$365	Mid-2027
Natural Gas Liquids
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	Completed
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$475	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquefied petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Natural Gas Pipelines
Eiger Express Pipeline (c)	450-mile natural gas pipeline from the Permian Basin to Katy, Texas	$350	Mid-2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC. For our Texas City Logistics, MBTC Pipeline and Eiger joint venture projects, the amounts presented exclude capital contributions from the other joint venture members.
(b) - This project is expected to be completed in two phases, with the first phase expected to be completed in the fourth quarter of 2026, and the second phase completed in the first quarter of 2027.
(c) - Our investments in Texas City Logistics and Eiger are accounted for using the equity method. Spending on these projects will be recorded as contributions to unconsolidated affiliates.

In our Natural Gas Gathering and Processing segment, we are relocating a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be in service in the first quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Debt Issuances - In August 2025, we completed an underwritten public offering of $3.0 billion senior unsecured notes consisting of $750 million, 4.95% senior notes due 2032; $1.0 billion, 5.4% senior notes due 2035; and $1.25 billion, 6.25% senior notes due 2055. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. We expect to use the remaining net proceeds from the offering for general corporate purposes, including the repurchase or redemption of existing notes.

Debt Repayments - In September 2025, we repaid the remaining $387 million of our $400 million, 2.2% senior notes at maturity with cash on hand from our August 2025 public offering.

In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In March 2025, we repaid our $250 million, 3.2% senior notes at maturity with cash on hand.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three and nine months ended September 30, 2025, we repurchased $45 million and $62 million, respectively, of our outstanding common stock with cash on hand.

Dividends - In February, May and August 2025, we paid a quarterly common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.03 per share in October 2025. The quarterly common stock dividend will be paid on November 14, 2025, to shareholders of record at the close of business on November 3, 2025.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2025, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each of our reporting units was not less than their respective carrying value, that no further testing was necessary, and that goodwill was not considered impaired.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$7,416	$4,083	$21,054	$12,005	3,333	9,049
Services and other	1,218	940	3,510	2,693	278	817
Total revenues	8,634	5,023	24,564	14,698	3,611	9,866
Cost of sales and fuel (exclusive of items shown separately below)	5,962	3,027	16,977	8,815	2,935	8,162
Operating costs	738	582	2,196	1,720	156	476
Depreciation and amortization	378	274	1,126	790	104	336
Transaction costs	10	10	74	17	—	57
Other operating expense (income), net	(12)	2	(18)	(65)	14	(47)
Operating income	$1,558	$1,128	$4,209	$3,421	430	788
Equity in net earnings from investments	$92	$92	$281	$256	—	25
Interest expense, net of capitalized interest	$(450)	$(325)	$(1,330)	$(923)	125	407
Net income	$940	$693	$2,484	$2,112	247	372
Net income attributable to ONEOK	$939	$693	$2,416	$2,112	246	304
Diluted EPS	$1.49	$1.18	$3.87	$3.60	0.31	0.27
Adjusted EBITDA	$2,119	$1,545	$5,875	$4,610	574	1,265
Capital expenditures	$804	$468	$2,182	$1,459	336	723

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $430 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $192 million due primarily to the operating income of EnLink and higher volumes in the Mid-Continent and Rocky Mountain regions, offset partially by lower realized NGL prices, net of hedging;
•Natural Gas Liquids - an increase of $100 million due primarily to the operating income of EnLink, higher optimization and marketing and higher exchange services;
•Natural Gas Pipelines - an increase of $13 million due primarily to the operating income of EnLink, offset partially by the impact of the interstate natural gas pipeline divestiture in 2024; and
•Refined Products and Crude - an increase of $129 million due primarily to the operating income of Medallion and EnLink and higher transportation and storage.

Operating income increased $788 million for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $437 million due primarily to the operating income of EnLink and higher volumes in the Mid-Continent and Rocky Mountain regions, offset partially by lower realized NGL prices, net of hedging, and the impact from the divestiture of certain non-strategic assets in 2024;
•Natural Gas Liquids - an increase of $119 million due primarily to the operating income of EnLink, higher optimization and marketing and higher exchange services, offset partially by higher operating costs;
•Natural Gas Pipelines - an increase of $56 million due primarily to the operating income of EnLink, offset partially by the impact of the interstate natural gas pipeline divestiture in 2024; and
•Refined Products and Crude - an increase of $238 million due primarily to the operating income of Medallion and EnLink and lower operating costs, offset partially by lower liquids blending earnings; offset by
•Consolidated Transaction Costs - an increase of $57 million due primarily to higher transaction costs related to the EnLink Acquisition.

Net income and diluted EPS increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to the items discussed above, offset partially by higher interest expense due to higher debt balances resulting from the September 2024 $7.0 billion notes offering, the August 2025 $3.0 billion notes offering, the acquired debt balances from the EnLink Controlling Interest Acquisition in 2024 and increased short-term borrowings.

Capital expenditures increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to the timing of our large capital projects and routine capital projects associated with the growth of our operations. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,066	$648	$3,393	$1,912	418	1,481
Residue natural gas sales	468	219	1,615	732	249	883
Gathering, compression, dehydration and processing fees and other revenue	307	38	878	117	269	761
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,038)	(464)	(3,576)	(1,479)	574	2,097
Operating costs, excluding noncash compensation adjustments	(237)	(122)	(716)	(349)	115	367
Adjusted EBITDA from unconsolidated affiliates	1	—	4	3	1	1
Other	(1)	(1)	(1)	59	—	(60)
Adjusted EBITDA	$566	$318	$1,597	$995	248	602
Capital expenditures	$302	$102	$884	$319	200	565

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $248 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $250 million due to adjusted EBITDA from EnLink; and
•an increase of $28 million from higher volumes due primarily to increased production in the Mid-Continent and Rocky Mountain regions; offset by
•a decrease of $34 million due to lower realized prices, primarily NGL prices, net of hedging.

Adjusted EBITDA increased $602 million for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $703 million due to adjusted EBITDA from EnLink; and
•an increase of $62 million from higher volumes due primarily to increased production in the Mid-Continent and Rocky Mountain regions; offset by
•a decrease of $86 million due to lower realized prices, primarily NGL prices, net of hedging;
•a decrease of $65 million from the divestiture of certain non-strategic assets in 2024; and
•an increase of $12 million in operating costs due primarily to $16 million of higher employee-related costs associated with the growth of our operations, offset partially by $6 million of lower outside services due to timing of projects.

Capital expenditures increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to our routine and large capital projects, including our project to relocate a processing plant to the Permian Basin from North Texas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2025	2024	2025	2024
Natural gas processed (MMcf/d) (a)(b)	5,852	2,410	5,560	2,308
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due to incremental volumes from EnLink and increased production in the Mid-Continent and Rocky Mountain regions.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,746	$3,496	$11,598	$10,104	250	1,494
Exchange service and other revenues	113	133	315	400	(20)	(85)
Transportation and storage revenues	36	50	121	141	(14)	(20)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,977)	(2,906)	(9,464)	(8,352)	71	1,112
Operating costs, excluding noncash compensation adjustments	(195)	(172)	(593)	(519)	23	74
Adjusted EBITDA from unconsolidated affiliates	26	26	76	70	—	6
Other	(1)	(3)	3	3	2	—
Adjusted EBITDA	$748	$624	$2,056	$1,847	124	209
Capital expenditures	$218	$247	$524	$785	(29)	(261)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $124 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $56 million due to adjusted EBITDA from EnLink;
•an increase of $43 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory and wider commodity price differentials; and
•an increase of $31 million in exchange services due primarily to $44 million of higher volumes in the Rocky Mountain and Mid-Continent regions, offset partially by $18 million of lower average fee rates in the Mid-Continent region.

Adjusted EBITDA increased $209 million for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $171 million due to adjusted EBITDA from EnLink;
•an increase of $26 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory;
•an increase of $21 million in exchange services due primarily to:
◦$74 million of higher volumes in the Rocky Mountain region; and
◦$29 million of higher average fee rates in the Rocky Mountain region; offset partially by
◦$41 million of lower average fee rates in the Mid-Continent region;
◦$15 million of lower volumes in the Mid-Continent region; and
◦$16 million of higher costs, primarily transportation; and
•an increase of $6 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher volumes delivered to the Overland Pass Pipeline; offset by
•an increase of $20 million in operating costs due primarily to higher employee-related costs associated with the growth of our operations.

Capital expenditures decreased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to the completion of our MB-6 fractionator and pipeline expansion projects in 2024, offset partially by our Medford fractionator rebuild project.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2025	2024	2025	2024
Raw feed throughput (MBbl/d) (a)	1,574	1,324	1,466	1,310
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$(0.01)	$0.01	$0.01
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

Volumes increased for the three months ended September 30, 2025, compared with the same period in 2024, due primarily to incremental volumes from EnLink and higher volumes across our system, primarily ethane in the Rocky Mountain and Mid-Continent regions. Volumes increased for the nine months ended September 30, 2025, compared with the same period in 2024, due primarily to incremental volumes from EnLink and higher ethane volumes in the Rocky Mountain region, offset partially by lower ethane volumes in the Mid-Continent region.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$106	$131	$310	$372	(25)	(62)
Storage revenues	48	40	137	119	8	18
Residue natural gas sales and other revenues	296	—	872	28	296	844
Cost of sales and fuel (exclusive of depreciation and operating costs)	(255)	(1)	(735)	(18)	254	717
Operating costs, excluding noncash compensation adjustments	(58)	(50)	(162)	(151)	8	11
Adjusted EBITDA from unconsolidated affiliates	63	45	179	133	18	46
Other	—	1	(1)	—	(1)	(1)
Adjusted EBITDA	$200	$166	$600	$483	34	117
Capital expenditures	$55	$56	$169	$187	(1)	(18)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $34 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $70 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $34 million due to the interstate natural gas pipeline divestiture.

Adjusted EBITDA increased $117 million for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:
•an increase of $219 million due to adjusted EBITDA from EnLink; offset by
•a decrease of $97 million due to the interstate natural gas pipeline divestiture.

Capital expenditures decreased for the nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to the completion of capital projects in 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2025	2024	2025	2024
Natural gas transportation capacity contracted (MDth/d)	4,657	4,514	4,657	4,486
Transportation capacity contracted	97%	97%	97%	97%
(a) - Includes capacity contracted for consolidated Oklahoma and Texas intrastate pipeline entities only.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30		2025 vs. 2024	2025 vs. 2024
Financial Results	2025	2024	2025	2024	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$3,010	$407	$7,227	$1,250	2,603	5,977
Transportation revenues	446	383	1,280	1,083	63	197
Storage, terminals and other revenues	173	173	498	488	—	10
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,873)	(352)	(6,883)	(1,017)	2,521	5,866
Operating costs, excluding noncash compensation adjustments	(225)	(207)	(652)	(626)	18	26
Adjusted EBITDA from unconsolidated affiliates	40	41	122	117	(1)	5
Other	11	(4)	18	(6)	15	24
Adjusted EBITDA	$582	$441	$1,610	$1,289	141	321
Capital expenditures	$214	$45	$539	$120	169	419

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $141 million for the three months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $91 million due to adjusted EBITDA from Medallion and EnLink;
•an increase of $24 million in transportation and storage due primarily to $29 million related to the timing of operational gains and losses and $15 million of higher Refined Products transportation rates, offset partially by $12 million of lower Refined Products volumes and $10 million related to a lower rate on a capacity lease;
•an increase of $12 million due primarily to the sale of environmental credits generated by our liquids blending business;
•an increase of $9 million in optimization and marketing due primarily to higher liquids blending earnings; and
•a decrease of $6 million in operating costs due primarily to timing.

Adjusted EBITDA increased $321 million for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of the following:

•an increase of $273 million due to adjusted EBITDA from Medallion and EnLink;
•a decrease of $41 million in operating costs due primarily to lower outside services; and
•an increase of $20 million due primarily to the sale of environmental credits generated by our liquids blending business; offset by
•a decrease of $25 million in optimization and marketing due primarily to lower liquids blending earnings.

Capital expenditures increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to our routine and large capital projects, including our greater Denver pipeline expansion project.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2025	2024	2025	2024
Refined Products volumes shipped (MBbl/d)	1,526	1,580	1,477	1,509
Crude oil volumes shipped (MBbl/d)	1,813	816	1,814	765
(a) - Includes volumes for consolidated entities only.

Refined Products volumes shipped decreased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to regional market dynamics that impact demand on our system.

Crude oil volumes shipped increased for the three and nine months ended September 30, 2025, compared with the same periods in 2024, due primarily to incremental volumes from Medallion and EnLink.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$940	$693	$2,484	$2,112
Interest expense, net of capitalized interest	450	325	1,330	923
Depreciation and amortization	378	274	1,126	790
Income taxes	297	219	754	670
Adjusted EBITDA from unconsolidated affiliates	129	112	381	323
Equity in net earnings from investments	(92)	(92)	(281)	(256)
Noncash compensation expense and other (a)	17	14	81	48
Adjusted EBITDA	$2,119	$1,545	$5,875	$4,610
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$566	$318	$1,597	$995
Natural Gas Liquids	748	624	2,056	1,847
Natural Gas Pipelines	200	166	600	483
Refined Products and Crude	582	441	1,610	1,289
Other (a)(b)	23	(4)	12	(4)
Adjusted EBITDA	$2,119	$1,545	$5,875	$4,610
(a) - The three months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $7 million included within other and $3 million included within noncash compensation expense and other. The nine months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $59 million included within other and $15 million included within noncash compensation expense and other.
(b) - The three and nine months ended September 30, 2025, included corporate net gains on extinguishment of debt of $22 million and $58 million, respectively, in connection with open market repurchases.

CONTINGENCIES

See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for a discussion of regulatory and legal matters.

LIQUIDITY AND CAPITAL RESOURCES

General - Our primary sources of cash inflows are operating cash flows, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement, debt issuances and the issuance of common stock for our liquidity and capital resource requirements.

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, and access to $1.0 billion available through our “at-the-market” equity program. As of October 20, 2025, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note E of the Notes to Consolidated Financial Statements in our Annual Report and Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At September 30, 2025, we had $1.2 billion of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Following the completion of the EnLink Acquisition on January 31, 2025, we terminated an agreement to provide revolving unsecured loans to EnLink through a promissory note, as EnLink operating subsidiaries are wholly owned and now participate in the cash management program described above.

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

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030, and make other nonmaterial modifications. All other terms and conditions remain substantially the same. In September 2025, we increased the size of our commercial paper program to $3.5 billion from $2.5 billion. As of September 30, 2025, we had no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants. Upon closing of the EnLink Acquisition on January 31, 2025, the EnLink Revolving Credit Facility was terminated. For additional information on the EnLink Revolving Credit Facility, see Note H of the Notes to Consolidated Financial Statements in our Annual Report.

As of September 30, 2025, we had a working capital (defined as current assets less current liabilities) deficit of $550 million, due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances.

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

Debt Issuances - In August 2025, we completed an underwritten public offering of $3.0 billion senior unsecured notes consisting of $750 million, 4.95% senior notes due 2032; $1.0 billion, 5.4% senior notes due 2035; and $1.25 billion, 6.25% senior notes due 2055. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. We expect to use the remaining net proceeds from the offering for general corporate purposes, including the repurchase or redemption of existing notes.

Debt Repayments - In the third quarter of 2025, we repurchased in the open market certain of our senior notes in the principal amount of $119 million for an aggregate repurchase price of $96 million, including accrued and unpaid interest, with cash on hand.

In September 2025, we repaid the remaining $387 million of our $400 million, 2.2% senior notes at maturity with cash on hand from our August 2025 public offering.

In June 2025, we repaid the remaining $422 million of our $750 million, 4.15% senior notes at maturity with short-term borrowings.

In the second quarter of 2025, we repurchased in the open market certain of our senior notes in the principal amount of $169 million for an aggregate repurchase price of $133 million, including accrued and unpaid interest, with short-term borrowings.

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

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the three and nine months ended September 30, 2025, we repurchased $45 million and $62 million, respectively, of our outstanding common stock with cash on hand.

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

Capital expenditures, less allowance for equity funds used during construction, were $2.2 billion and $1.5 billion for the nine months ended September 30, 2025 and 2024, respectively.

We expect total capital expenditures of $2.8 billion - $3.2 billion in 2025. See discussion of our primary capital projects in the “Recent Developments” section in this Quarterly Report.

Credit Ratings - Our long-term debt credit ratings as of October 20, 2025, are shown in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $3.5 Billion Credit Agreement could increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $3.5 Billion Credit Agreement, which expires in 2030. An adverse credit rating change alone is not a default under our $3.5 Billion Credit Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In February, May and August 2025, we paid a common stock dividend of $1.03 per share ($4.12 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. We declared a quarterly common stock dividend of $1.03 per share in October 2025. The quarterly common stock dividend will be paid on November 14, 2025, to shareholders of record at the close of business on November 3, 2025.

For the nine months ended September 30, 2025, our cash flows from operations exceeded dividends paid by $2.1 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2025 vs. 2024
	September 30,		$ Increase (Decrease) in Cash
	2025	2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$4,053	$3,277	776
Investing activities	(2,642)	(1,832)	(810)
Financing activities	(945)	4,681	(5,626)
Change in cash and cash equivalents	466	6,126	(5,660)
Cash and cash equivalents at beginning of period	733	338	395
Cash and cash equivalents at end of period	$1,199	$6,464	(5,265)

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2025, increased $890 million compared with the same period in 2024, due primarily to the impact of the EnLink and Medallion Acquisitions as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $347 million for the nine months ended September 30, 2025, compared with a decrease of $233 million for the same period in 2024. This change is due primarily to changes in accounts receivable resulting from the receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices. These changes were partially offset by changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2025, increased $810 million, compared with the same period in 2024, due primarily to an increase in capital expenditures related to our capital projects in 2025, cash paid for the BridgeTex Additional Interest Acquisition and proceeds received from the divestiture of certain non-strategic assets in 2024, offset partially by cash paid for acquisitions in 2024.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2025, decreased $5.6 billion, compared with the same period in 2024, due primarily to the issuance of senior unsecured notes associated with acquisitions in 2024, increased repayments of long-term debt in 2025, cash paid for the Delaware Basin JV Acquisition and increased dividends paid in 2025, offset partially by the issuance of senior unsecured notes in August 2025.

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
•the economic or other impact of the current federal government shutdown;
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
•our reliance on others to construct and/or operate certain joint-venture assets and to provide other services;
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

Natural Gas Gathering and Processing - In our Natural Gas Gathering and Processing segment, for the nine months ended September 30, 2025, including EnLink, approximately 75% of the downstream commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

Natural Gas Liquids - In our Natural Gas Liquids segment, for the nine months ended September 30, 2025, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

Natural Gas Pipelines - In our Natural Gas Pipelines segment, for the nine months ended September 30, 2025, including EnLink, approximately 80% of our revenues were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our pipeline tariffs in this segment provide us the ability to require security from shippers.

Refined Products and Crude - In our Refined Products and Crude segment, for the nine months ended September 30, 2025, including Medallion and EnLink, approximately 85% of our revenues were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens or other collateral.

There have been no material changes in market risk exposures that would affect the other quantitative and qualitative disclosures presented in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
July 2025	—	$—	—	$1,811
August 2025	—	$—	—	$1,811
September 2025 (b)	—	$—	—	$1,811
Total	—		—
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases of the $2.0 billion of common stock, or on January 1, 2029, whichever occurs first.
(b) - Excludes 611,237 shares that were repurchased in September 2025, and settled in October 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in item 408(a) Regulation S-K.

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

4.1
Thirty-Third Supplemental Indenture, dated as of August 12, 2025, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP and U.S. Bank National Association, as trustee, with respect to 4.950% Notes due 2032 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed August 13, 2025 (File No. 1-13643))

4.2
Thirty-Fourth Supplemental Indenture, dated as of August 12, 2025, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP and U.S. Bank National Association, as trustee, with respect to 5.400% Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed August 13, 2025 (File No. 1-13643)).

4.3
Thirty-Fifth Supplemental Indenture, dated as of August 12, 2025, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP and U.S. Bank National Association, as trustee, with respect to 6.250% Notes due 2055 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K filed August 13, 2025 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Balance Sheets at September 30, 2025, and December 31, 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (vi) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 29, 2025	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)