Form 10-K
period 2025-12-31
ONEOK INC /NEW/
filed 2026-02-24
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2025, was $51.1 billion.

On February 16, 2026, the Company had 629,783,634 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2026, are incorporated by reference in Part III.

ONEOK, Inc.
2025 ANNUAL REPORT

As used in this Annual Report, references to “ONEOK,” “we,” “our,” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including Magellan, EnLink and Medallion, unless the context indicates otherwise.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

$2.5 Billion Credit Agreement	ONEOK’s $2.5 billion amended and restated revolving credit agreement, replaced by the $3.5 Billion Credit Agreement
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
BridgeTex	BridgeTex Pipeline Company, LLC, a 30% owned joint venture, and after the BridgeTex Additional Interest Acquisition, a 60% owned joint venture
BridgeTex Additional Interest Acquisition	The transaction completed on July 22, 2025, pursuant to which ONEOK acquired an additional 30% interest in BridgeTex
Delaware Basin JV	Delaware G&P LLC, a 50.1% owned joint venture, and after the Delaware Basin JV Acquisition, a wholly owned subsidiary of ONEOK
Delaware Basin JV Acquisition	The transaction completed on May 28, 2025, pursuant to which ONEOK acquired the remaining 49.9% noncontrolling interest in Delaware Basin JV
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
Eiger	Eiger Express Pipeline, LLC, a 25.5% owned joint venture, including the 10.5% held through Matterhorn
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink Acquisition	The transaction completed on January 31, 2025, pursuant to which ONEOK acquired all of the publicly held EnLink Units in a tax-free transaction, pursuant to the EnLink Merger Agreement
EnLink Acquisitions	The EnLink Controlling Interest Acquisition and the EnLink Acquisition
EnLink AR Facility	EnLink’s $500 million accounts receivable securitization facility
EnLink Controlling Interest Acquisition	The transaction completed on October 15, 2024, pursuant to which ONEOK acquired (i) approximately 43% of the outstanding EnLink Units and (ii) all of the outstanding limited liability company interests in EnLink Midstream Manager, LLC, pursuant to the EnLink Purchase Agreement
EnLink Merger Agreement	Agreement and Plan of Merger, dated as of November 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, L.L.C., Elk Merger Sub II L.L.C., EnLink and EnLink Midstream Manager, LLC
EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of ONEOK
EnLink Purchase Agreement	Purchase agreement, dated August 28, 2024, by and among ONEOK, GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC
EnLink Revolving Credit Facility	EnLink’s $1.4 billion unsecured credit facility
EnLink Units	Common units representing limited liability company interests in EnLink
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GIP	Global Infrastructure Partners and certain of its managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., GIP III Trophy GP 2, GIP III Trophy Acquisition
Guardian	Guardian Pipeline, L.L.C.
Guardian Term Loan Agreement	Guardian’s senior unsecured three-year $120 million term loan agreement dated June 2022
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK

Magellan Acquisition	The transaction completed on September 25, 2023, pursuant to which ONEOK acquired all of Magellan’s outstanding common units in a cash-and-stock transaction, pursuant to the Magellan Merger Agreement
Magellan Merger Agreement	Agreement and Plan of Merger of ONEOK, Otter Merger Sub, LLC and Magellan, dated May 14, 2023
Matterhorn	MXP Parent, LLC, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture
MDth/d	Thousand dekatherms per day
Medallion	GIP III Trophy Intermediate Holdings, L.P., and after the Medallion Acquisition, Medallion Parent Holdings, L.L.C., a wholly owned subsidiary of ONEOK
Medallion Acquisition	The transaction completed on October 31, 2024, pursuant to which ONEOK (i) became general partner of Medallion and (ii) acquired all of the issued and outstanding limited partner interests in Medallion from GIP
MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
MVP	MVP Terminalling, LLC, a 25% owned joint venture
Natural Gas Act	Natural Gas Act of 1938, as amended
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
POP	Percent of Proceeds
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
RINs	Renewable Identification Numbers, which represent credits required for renewable fuel standard compliance
Roadrunner	Roadrunner Gas Transmission Holdings, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series B Preferred Units	EnLink Partners’ Series B Cumulative Convertible Preferred Units
Series C Preferred Units	EnLink Partners’ Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term SOFR	The forward-looking term rate based on Secured Overnight Financing Rate (SOFR)
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
Viking	Viking Gas Transmission Company
Viking Term Loan Agreement	Viking’s senior unsecured three-year $60 million term loan agreement dated March 2023
WhiteWater	WhiteWater Midstream, LLC, the operator of Matterhorn and Eiger pipelines
XBRL	eXtensible Business Reporting Language

PART I
ITEM 1.    BUSINESS

GENERAL

We are incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We deliver energy products and services vital to an advancing world. We are a leading midstream service provider of gathering, processing, fractionation, transportation, storage and marine export services. As one of the largest integrated energy infrastructure companies in North America, we are delivering energy that makes a difference in the lives of people in the U.S. and around the world. Through our approximately 60,000-mile pipeline network, we transport the natural gas, NGLs, Refined Products and crude oil that help meet domestic and international energy demand, contribute to energy security and provide safe, reliable and responsible energy solutions needed today and into the future.
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

For additional information on the EnLink Acquisition, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report.

Business Update and Market Conditions - Over the past year, we experienced earnings growth across our value chain due primarily to a full year of earnings from EnLink and Medallion across our segments and higher NGL and natural gas processing volumes. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

With changes in the commodity price environment, we continue to monitor producers’ drilling and completion plans. Our counterparties are primarily major and independent crude oil and natural gas producers that are able to produce in a lower commodity price environment and continue to find ways to lower costs or enhance production, resulting in profitable projects across our footprint. With our large asset base, multi-basin exposure and continued asset integration, most of our growth opportunities are not contingent on improving commodity prices.

Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Each of our four reportable segments are primarily fee-based, and our consolidated earnings were approximately 90% fee-based in 2025.

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

For additional information regarding the potential impact of volumetric risk on our business, see Item 1A “Risk Factors.”

Capital Allocation - We continue to focus on maintaining prudent financial strength and flexibility. In January 2026, our Board of Directors increased our quarterly dividend to $1.07 per share, an increase of 4% compared with the same quarter in the prior year. In 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. As of December 31, 2025, we repurchased $234 million of our outstanding common shares under the program. As of December 31, 2025, we also had $78 million of cash and cash equivalents on hand and $3.5 billion of available capacity under our $3.5 Billion Credit Agreement.

Sustainability and Social Responsibility - In 2025, we received an MSCI ESG Rating of AA, and our ESG Risk Rating, as assessed by Morningstar Sustainalytics, was in the top 10% of the refiners and pipelines industry.

Natural Gas Gathering and Processing - In our Natural Gas Gathering and Processing segment, earnings increased in 2025, compared with 2024, due to a full year of earnings from EnLink and higher volumes in the Mid-Continent and Rocky Mountain regions, offset partially by lower realized NGL prices, net of hedging, and the impact from the divestiture of certain nonstrategic assets in 2024. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of October 15, 2024, to December 31, 2024.

On May 28, 2025, we completed the Delaware Basin JV Acquisition for $941 million. Following the completion of the transaction, it is now a wholly owned subsidiary.

In August 2025, we announced plans to construct the Bighorn natural gas processing plant in the Permian Basin, with processing capacity of 300 MMcf/d and the ability to treat natural gas containing high levels of carbon dioxide. We expect the Bighorn plant, including the carbon dioxide treater, to cost approximately $365 million. The Bighorn plant is supported by acreage dedications with long-term primarily fee-based contracts and is expected to be completed in mid-2027.

We are also relocating a 150 MMcf/d processing plant to the Permian Basin from North Texas, which will be completed in the first quarter of 2026, and expanding two existing facilities in the Permian Basin, which will provide an incremental 110 MMcf/d of processing capacity and is expected to be completed in the third quarter of 2026.

Natural Gas Liquids - In our Natural Gas Liquids segment, earnings increased in 2025, compared with 2024, due primarily to a full year of earnings from EnLink, higher exchange services and higher optimization and marketing, offset partially by higher operating costs. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of October 15, 2024, to December 31, 2024.

In 2025, we completed construction of our Elk Creek pipeline expansion project, which increased capacity to 435 MBbl/d and brought our total pipeline capacity out of the Rocky Mountain region to 575 MBbl/d.

In February 2025, we announced definitive agreements to form the Texas City Logistics and MBTC Pipeline joint ventures with MPLX LP to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. We expect to invest a total of approximately $1.0 billion into these projects, which are expected to be completed in early 2028.

Natural Gas Pipelines - In our Natural Gas Pipelines segment, earnings decreased in 2025, compared with 2024, due primarily to the impact of the interstate pipeline divestiture in 2024, offset partially by a full year of earnings from EnLink in 2025 and higher optimization and marketing. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of October 15, 2024, to December 31, 2024.

In 2025, we, WhiteWater, MPLX LP and Enbridge Inc., through the existing Matterhorn joint venture, announced the new approximately 450-mile, 48-inch Eiger Express Pipeline, designed to transport up to approximately 3.7 Bcf/d of natural gas from the Permian Basin to Katy, Texas. We expect to invest a total of approximately $350 million into this project, which is expected to be completed in mid-2028.

Refined Products and Crude - In our Refined Products and Crude segment, earnings increased in 2025, compared with 2024, due primarily to a full year of earnings from Medallion and EnLink and lower operating costs, offset partially by lower earnings on BridgeTex associated with the nonrecurring recognition of deferred revenue in 2024. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of October 15, 2024, to December 31, 2024, and the impact of the Medallion Acquisition from the period of November 1, 2024, to December 31, 2024.

On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

We have a capital project to expand our Refined Products pipeline capacity, connecting Mid-Continent and Gulf Coast supply with the greater Denver area, to meet growing demand and increase connectivity with the Denver International Airport (DIA). The project includes construction of a new 230-mile, 16-inch diameter pipeline from Scott City, Kansas, to DIA and the addition or upgrading of certain pump stations along the existing Refined Products pipeline system. Total system capacity will increase by 35 MBbl/d and will have additional expansion capabilities. This project is fully subscribed under long-term contracts and is expected to be completed in mid-2026.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our mission is to deliver energy products and services vital to an advancing world. Our vision is to create exceptional value for our stakeholders by providing solutions for an evolving energy future. Our business strategy is focused on:
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
•Maximizing total shareholder return - We plan to grow earnings through high-return capital projects that will allow us to increase our dividend and repurchase shares under our $2.0 billion share repurchase program. We seek consistent and strong returns on invested capital that will allow us to reward our shareholders and provide the means and opportunity to serve our additional stakeholders, including employees and the communities in which we operate.

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

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations. We have more than 3 million dedicated acres in the Williston Basin. The Powder River Basin is primarily located in Eastern Wyoming, which includes the NGL-rich Niobrara, Frontier, Turner and Mowry formations. We have more than 300 thousand dedicated acres in the Powder River Basin.

Mid-Continent region - The Mid-Continent region includes the natural gas and oil-producing Anadarko Basin, which includes the NGL-rich SCOOP and STACK areas, Cana-Woodford Shale, Woodford Shale, Arkoma-Woodford Shale, Springer Shale, Meramec, Granite Wash, Cherokee and Mississippian Lime formations of Oklahoma. We also have a significant presence in the Barnett Shale of North Texas, one of the largest onshore natural gas fields in the United States, where we provide gathering and processing services. We have more than 1 million dedicated acres in the Mid-Continent region.

Permian Basin - The Permian Basin is a large, natural gas and oil-rich sedimentary basin composed of the Midland Basin, located in West Texas, and the Delaware Basin, located in West Texas and Southeastern New Mexico. We have more than 400 thousand dedicated acres in the Permian Basin, providing gathering and processing services in the Midland and Delaware Basins.

BAKKEN
WILLISTON
POWDER RIVER
NIOBRARA
PICEANCE
ANADARKO
STACK
WOODFORD
SCOOP
CANA-WOODFORD
BARNETT
PERMIAN
EAGLE FORD
Natural Gas Gathering Pipeline
Natural Gas Gathering Joint Venture Pipeline
Processing Plant
Growth Project

Property - Our Natural Gas Gathering and Processing segment includes the following wholly owned assets:
•22,600 miles of natural gas gathering pipelines; and
•Natural gas processing plants with 1.9 Bcf/d of processing capacity in the Rocky Mountain region, 3.5 Bcf/d in the Mid-Continent region and 1.8 Bcf/d of processing capacity in the Permian Basin, which were 78% and 84% utilized in 2025 and 2024, respectively.

We calculate utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in or removed from service.

We are in the process of relocating a 150 MMcf/d natural gas processing plant to the Permian Basin from North Texas and expanding two existing facilities in the Permian Basin, which will provide an incremental 110 MMcf/d of processing capacity. We also recently announced plans to construct our Bighorn natural gas processing plant, with capacity of 300 MMcf/d, in the Permian Basin. The additional capacity from these projects is excluded from the assets listed above.

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

We provide midstream services to producers of NGLs in the Rocky Mountain region, Mid-Continent region, Permian Basin and Gulf Coast region and deliver those products to the market. Our primary markets include the Mid-Continent in Conway, Kansas, the Gulf Coast in Mont Belvieu, Texas, Louisiana and the upper Midwest. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle as well as a large number in the Permian Basin, Barnett Shale, East Texas and Louisiana regions are connected to our NGL gathering systems. Through our NGL gathering and distribution pipelines, and fractionation, terminal and storage facilities, we provide needed midstream services while connecting key supply and demand areas.

Property - Our Natural Gas Liquids segment includes the following assets, which are wholly owned, except where noted:
•10,100 miles of gathering pipelines;
•4,800 miles of distribution pipelines (includes gross mileage of a consolidated, partially owned subsidiary);
•NGL fractionators with combined operating capacity of 1.2 MMBbl/d (includes interests in our proportional share of operating capacity), including 310 MBbl/d in the Mid-Continent region and 890 MBbl/d in the Gulf Coast region, which were 94% and 92% utilized in 2025 and 2024, respectively;
•one isomerization unit with operating capacity of 10 MBbl/d;
•one ethane/propane splitter with operating capacity of 40 MBbl/d;
•NGL storage facilities with operating storage capacity of 40 MMBbl; and
•eight Purity NGLs terminals.

In 2025, we completed the expansion of our Elk Creek pipeline, which is included in the assets listed above.

We are in the process of reconstructing our 210 MBbl/d fractionator in Medford, Oklahoma. We are also in the process of constructing the 24-inch MBTC Pipeline, which is consolidated through a partially owned subsidiary. These assets are excluded from the assets listed above.

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

Unconsolidated Affiliates - We have a 50% ownership interest in Overland Pass, which operates an interstate NGL pipeline system extending 760 miles, originating in Wyoming and Colorado and terminating in Kansas. We also have a 38.75% ownership interest in Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas, with 145 MBbl/d of operating capacity that is excluded from the combined operating capacity listed above. The fractionator resumed operations in 2025.

In 2025, we announced a joint venture with MPLX LP to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX LP, with MPLX LP constructing and operating the facility. The export terminal is expected to be completed in early 2028. Our other unconsolidated affiliates in this segment are not material.

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

Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines, Northern Border and Matterhorn, which enables us to provide essential natural gas transportation and storage services. Growing demand from data centers and continued demand from local distribution companies, electric-generation facilities and large industrial companies position us well for capital projects and low-cost expansions to provide additional services to our customers when needed.

Intrastate Pipelines and Storage - Our intrastate natural gas pipeline and storage assets are located in Oklahoma, Texas, Louisiana and Kansas. Our Oklahoma intrastate pipeline and storage assets have access to major natural gas production areas in the Mid-Continent region. Our Texas intrastate pipeline and storage assets have access to major natural gas producing formations in the Texas Panhandle and North Texas. Our Louisiana intrastate pipeline and storage assets have access to major natural gas production areas in the Haynesville region and access to export markets in the Gulf Coast. These assets provide shippers access to western markets, several markets to the southeast along the Gulf Coast, including the Houston Ship Channel, the Mid-Continent market to the north and exports to Mexico. Our storage facilities provide 74 Bcf of working gas storage capacity. Our intrastate pipeline and storage companies primarily include:
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
•ONEOK WesTex Transmission, which transports natural gas throughout the western portion of the state of Texas, including the Waha Hub area where other pipelines may be accessed for transportation to western markets, exports to Mexico, several markets along the Gulf Coast, including the Houston Ship Channel and the Mid-Continent market to the north. It has access to major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Midland Basins in the Permian Basin. ONEOK WesTex Transmission is connected to our ONEOK Texas Gas Storage facilities, which provide 8 Bcf of working gas storage capacity;
•Bridgeline Pipeline, which provides transportation and storage services to a variety of customers including South Louisiana industrial companies, power companies, utilities and Gulf Coast LNG facilities. Bridgeline Pipeline is connected to our Napoleonville and Sorrento storage facilities, which provide 8 Bcf and 3 Bcf of working gas storage capacity, respectively;
•Louisiana Intrastate Gas Pipeline, which is a natural gas pipeline system that has access to the Haynesville Shale and connects to several other natural gas pipelines, including Bridgeline Pipeline, providing additional system supply, and to our Jefferson Island Storage Hub facility, which provides 2 Bcf of working gas storage capacity; and
•Acacia Pipeline, which provides transportation services to connect production from the Barnett Shale to markets in North Texas.

Interstate Pipelines - Sabine Pipeline is an interstate natural gas pipeline that transports natural gas between Port Arthur, Texas, and the Henry Hub located in Erath, Louisiana. The Sabine Pipeline also owns and operates the Henry Hub, the official delivery mechanism and pricing point for Chicago Mercantile Exchange’s NYMEX natural gas futures.

Property - Our Natural Gas Pipelines segment includes the following wholly owned assets:
•8,300 miles of natural gas pipelines, which were 91% and 97% subscribed in 2025 and 2024, respectively; and
•eleven underground natural gas storage facilities with 74 Bcf of total active working natural gas storage capacity which were 83% and 75% subscribed in 2025 and 2024, respectively.

Our storage includes two underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas, four underground natural gas storage facilities in Texas and three underground natural gas storage facilities in Louisiana.

We are expanding our Jefferson Island Storage Hub facility in Louisiana to increase the working gas storage capacity from 2 Bcf to 11 Bcf, which is excluded from the working natural gas storage capacity listed above. This project is expected to be completed in two phases, with the first phase expected to be completed in the second half of 2028 and the second phase to be completed in early 2029.

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

Sources of Earnings - Earnings for our Natural Gas Pipelines segment are derived primarily from fee-based services and our business activities are categorized as follows:
•Transportation services - Our regulated natural gas transportation services contracts are based upon rates stated in the respective tariffs, which have generally been established through shipper specific negotiation, discounts and negotiated settlements. The rates are filed with FERC or the appropriate state jurisdictional agencies. In addition, customers typically are assessed fees, such as a commodity charge, and we may retain a percentage of natural gas in-kind for our compression services. Our transportation earnings are primarily fee-based and utilize the following types of contracts:
◦Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay regardless of usage. Under this type of contract, the customer pays a monthly fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve. Our firm service contracts typically have terms longer than one year.
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
•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location and price differentials through the purchase and sale of natural gas.

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
•15% ownership interest in Matterhorn, a bidirectional pipeline, which has capacity to transport 2.5 Bcf/d of natural gas from the Waha Hub to Katy, Texas.

In 2025, we, WhiteWater, MPLX LP and Enbridge Inc., through the existing Matterhorn joint venture, announced the new approximately 450-mile, 48-inch Eiger Express Pipeline, designed to transport up to approximately 3.7 Bcf/d of natural gas from the Permian Basin to Katy, Texas. WhiteWater will construct and operate the pipeline, which is expected to be completed in mid-2028. Our total ownership interest in the pipeline will be 25.5%, which includes a 15% interest held directly in the Eiger joint venture with the remainder held through Matterhorn.

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

Refined Products and Crude

Overview of Operations - Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. We are also engaged in the gathering of crude oil. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users. Our Refined Products pipeline system is one of the longest common carrier pipeline systems for Refined Products in the United States, extending from the Texas Gulf Coast and covering a 15-state area across the central and western United States.

Our crude oil assets are strategically located to gather, transport and store crude oil and are connected to refineries, export facilities and multiple trading and demand centers. We have crude oil gathering pipelines in the Permian Basin and Mid-Continent region. Our crude oil transportation pipelines are located in Kansas and Oklahoma, and from the Permian Basin in West Texas to our East Houston terminal.

Throughout our Refined Products and crude oil distribution systems, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Our Houston distribution system connects our East Houston terminal through several interchanges to various points, including multiple refineries throughout the Houston area and crude oil import and export facilities. Our Cushing terminal primarily receives and distributes crude oil via the multiple pipelines that terminate in and originate from the Cushing hub. Our Corpus Christi terminal provides terminalling services and includes our splitter.

Property - Our Refined Products and Crude segment includes the following wholly owned assets:
•9,800 miles of Refined Products pipelines;
•1,100 miles of crude oil transportation pipelines;
•2,100 miles of crude oil gathering pipelines;
•53 Refined Products terminals;
•two marine terminals; and
•100 MMBbl of operating storage capacity.

We are in the process of constructing our greater Denver area Refined Products pipeline expansion project. The project includes construction of a new 230-mile, 16-inch diameter pipeline from Scott City, Kansas, to DIA and the addition or upgrading of certain pump stations and will increase total system capacity by 35 MBbl/d and have additional expansion capabilities. This project is excluded from the assets listed above.

See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report for more information on our capital projects.

Sources of Earnings - Earnings in this segment are derived primarily from transportation, storage and terminal services and product sales:
•Transportation services - We utilize our Refined Products and crude oil pipeline systems to gather and transport products. The fees we charge vary depending upon where the product originates and where ultimate delivery occurs. Transportation fees are in published tariffs filed with the FERC or the appropriate state agency or established by negotiated rates.
•Storage and terminal services - We generate additional revenue from providing pipeline capacity and tank storage services, as well as providing services such as terminalling, ethanol and biodiesel unloading and loading, and additive injection, which are performed under short-term and long-term agreements.

•Optimization and marketing - We utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials through liquids blending and purchase and sale of Refined Products and crude oil, including transmix, which is a mixture that forms when different Refined Products are transported in pipelines.

In some crude oil transportation contracts, we purchase the product at the wellhead and deduct contractual fees related to the gathering and transportation services we perform to move the product to market.

Unconsolidated Affiliates - Our Refined Products and Crude segment includes the following unconsolidated affiliates:
•a 60% ownership interest in BridgeTex, which owns an approximately 400-mile crude oil pipeline with transport capacity of up to 440 MBbl/d that connects Permian Basin crude oil to our East Houston terminal;
•a 40% ownership interest in Saddlehorn, which owns an undivided joint interest in an approximately 600-mile pipeline, with transport capacity of up to 290 MBbl/d of crude oil from the Denver-Julesburg Basin and Rocky Mountain region to storage facilities in Cushing, including our Cushing terminal; and
•a 25% ownership in MVP, which owns a Refined Products marine terminal along the Houston Ship Channel in Pasadena, Texas, including more than 5 MMBbl of storage, two ship docks and truck loading facilities.

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

Market Conditions and Seasonality

Supply and Demand - Supply for each of our segments depends on crude oil and natural gas drilling and production activities, which are driven by the strength of the economy and impacts of geopolitical events; crude oil, natural gas, NGL and Refined Products prices; the demand for each of these products from end users; changes in gas-to-oil ratios; refinery maintenance cycles; producer access to capital and investment in the industry; connections to pipelines and refineries; and producer firm commitments to transportation pipelines.

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

See additional discussion regarding the impacts of the recent market conditions on supply and demand under "Business Update and Market Conditions" in our Executive Summary at the beginning of this Item 1. Business.

Commodity Prices - Although the energy industry has experienced many commodity cycles, we have positioned ourselves to reduce exposure to direct commodity price volatility. Our earnings are primarily fee-based in all of our segments; however, we are exposed to some commodity price risk. As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs, Refined Products and crude oil. Our Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our fee with POP contracts and our POP contracts with take-in-kind rights. Our Natural Gas Gathering and Processing segment follows a programmatic approach to hedging commodity price risk and expects to hedge approximately 75% of its monthly equity volumes over time. Under certain fee with POP contracts, our contractual fees and POP percentage may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. In our Natural Gas Liquids segment, we are exposed to commodity price risk associated with changes in the price of NGLs; the location differential between the Conway, Kansas, upper Midwest region, Mont Belvieu, Texas, and Louisiana; and the relative price differential between natural gas, NGLs and individual Purity NGLs, which affect our NGL purchases and sales, our exchange services, transportation and storage services, and optimization and marketing financial results. We are also exposed to changes in the price of power, which can impact our fractionation and transportation costs. In our Natural Gas Pipelines segment, we are exposed to some commodity price risk associated with changes in the price of natural gas and location differentials primarily from our optimization and marketing activities. In our Refined Products and Crude segment, we are exposed to some commodity price risk, including product price and location differentials primarily from our optimization and marketing activities, as well as product retained during the operations of our pipelines and terminals. See additional discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report.

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

We have remained competitive by executing strategic acquisitions; making capital investments to access and connect new supplies with end-user demand; increasing gathering, processing, fractionation and pipeline capacity; increasing storage, withdrawal and injection capabilities; and improving operating efficiency. Our infrastructure projects, along with those of our competitors, may affect commodity prices and could displace supply volumes from the Mid-Continent and Rocky Mountain regions and the Permian Basin where our assets are located. We believe our assets are located strategically, connecting diverse supply areas to market and demand centers.

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

For additional information regarding the potential impact of market conditions and seasonality on our business, see Item 1A “Risk Factors.”

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

GHG Emissions - In 2024, GHG emissions were approximately 3.9 million metric tons of carbon dioxide equivalents of Scope 1 emissions and 3.6 million metric tons of carbon dioxide equivalents of Scope 2 emissions. Scope 1 emissions originate from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as fugitive methane emissions. Scope 2 emissions are generated from purchased power sources.

In 2021, we announced a companywide absolute GHG emissions reduction target of 2.2 million metric tons of carbon dioxide equivalents from our combined Scope 1 and Scope 2 GHG emissions by 2030 for our legacy ONEOK assets. The target represents a 30% reduction in combined operational Scope 1 and location-based Scope 2 GHG emissions attributable to ONEOK assets as of December 31, 2019. As of December 31, 2025, we have achieved reductions totaling approximately 1.8 million metric tons of the targeted 2.2 million metric tons of carbon dioxide equivalents, primarily as a result of methane emissions mitigation, system utilization and optimizations, electrification of certain natural gas compression equipment and lower carbon-based electricity in states in which we operate. GHG emission reductions as reported may be modified, updated, changed or supplemented based on available information. For the years ended December 31, 2025, 2024 and 2023, we did not have any material dedicated capital expenditures specifically for climate-related projects, nor did we purchase or sell carbon credits or offsets. Progress to date on our goal has been accomplished through routine capital projects and asset optimizations that were primarily performed for operational improvements that inherently improved our emissions profile. We continue to anticipate several potential pathways toward achieving our emissions reduction target. In 2026, we intend to work towards further reductions in our emissions toward our target through improved methane management practices and system optimization that will not require material capital expenditures. We do not anticipate purchasing or selling carbon credits or offsets in 2026.

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

Regulation

United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) - On January 17, 2025, the PHMSA issued a final rule, which has been submitted to the Federal Register underscoring to pipeline and pipeline facility operator’s requirements to minimize methane emissions in the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020. The PIPES Act directs pipeline operators to update their inspection and maintenance plans to address the elimination of hazardous leaks and to minimize natural gas releases from pipeline facilities. The updated plans must also address the replacement or remediation of pipeline facilities that historically have been known to experience leaks. We have completed and continue to update our pipeline maintenance procedures to identify and reduce methane leaks.

United States Environmental Protection Agency (EPA) - The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from our affected facilities and the carbon dioxide emission equivalents for all hydrocarbon liquids produced by us as if all products were combusted, even if they are used otherwise. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In September 2025, the EPA proposed to permanently remove program obligations for 46 source categories of the Greenhouse Gas Reporting Program (GHGRP). Under the proposal, facilities, suppliers and underground injection sites under these 46 source categories would no longer report to the EPA after reporting year 2024. In accordance with the new administration’s Executive Order (E.O.) 14192, “Unleashing Prosperity Through Deregulation,” the EPA has reviewed the GHGRP and determined that there is no statutory requirement to collect GHG emissions information for sectors other than the petroleum and natural gas source category (subpart W) segments subject to the Waste Emissions Charge (WEC) rule. For subpart W, the EPA’s proposed amendments consist of two parts. First, the EPA is proposing to permanently remove program obligations for facilities in the natural gas distribution segment. Under the proposal, facilities in the natural gas distribution segment of subpart W would no longer report to the EPA after reporting year 2024. Second, for the remaining nine segments of subpart W, the EPA is proposing to suspend program reporting requirements until reporting year 2034 in accordance with the One Big Beautiful Bill Act. We do not anticipate the proposal to materially change our internal reporting requirements or external disclosures of our GHG emissions.

In 2024, the EPA finalized its rule targeting oil and gas sector emissions of greenhouse gases (primarily methane) and volatile organic compounds (VOCs). The rule includes (i) new source performance standards (NSPS) codified in 40 C.F.R. Part 60 Subpart OOOOb for new sources (i.e., facilities that commence construction, reconstruction, or modification after December 6, 2022), (ii) emission guidelines codified in 40 C.F.R. Part 60 Subpart OOOOc that states must use to develop performance standards for existing sources (i.e., facilities that existed on or before December 6, 2022). This final rule was challenged in court by states and industry stakeholders and that litigation is ongoing. In addition, in January 2025, the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. In July 2025, the EPA issued an interim final rule (IFR) to extend multiple compliance deadlines under NSPS OOOOb/c. On December 3, 2025, the EPA issued a final rule that largely affirms the extended compliance deadlines announced in the IFR. At this time, we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and proposed EPA actions. However, the EPA and/or state regulators may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.

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

We are subject to the EPA federal gasoline distribution regulations. We do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current regulations.

Additionally, we are subject to the EPA’s fuels compliance regulations. These regulations include standards for fuel parameters and require rigorous product sampling and testing, recordkeeping and reporting. Our ongoing compliance with these regulations is not expected to have a material adverse effect on our business.

Federal Regulation - In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. In addition, the IRA directed the EPA to impose and collect “Waste Emissions Charges,” or “Methane Fees,” for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have a methane emissions intensity in excess of the relevant statutory threshold. In January 2025, industry associations and certain states challenged the Waste Emissions Charge rule in the D.C. Circuit, and the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. In May 2025, aligning with the Congressional resolution to disapprove the WEC rule, the EPA removed the fee implementation regulations from the Code of Federal Regulations. However, the IRA still requires the EPA to collect methane fees, but the implementation has been postponed until reporting year 2034 in accordance with the One Big Beautiful Bill Act. Consequently, future implementation and enforcement of these rules remain uncertain at this time.

We believe it is likely that continued future governmental legislation and/or regulation may require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. On February 12, 2026, the EPA issued a final rule eliminating the 2009 GHG endangerment finding, which underpins U.S. federal regulation of GHG emissions under the Clean Air Act. The final rule is expected to be subject to extensive litigation, and the impact is difficult to predict at this time. In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than or independent of federal regulation, and these regulations could be more stringent than requirements in any future federal legislation and/or regulation. We monitor all relevant legislation and regulatory initiatives to assess the potential impact on our operations and otherwise take steps to limit GHG emissions from our facilities, including methane.

For additional information regarding the potential impact of laws and regulations on our operations, see Item 1A “Risk Factors.”

Waste - Our operations generate waste, including hazardous waste, that is subject to the requirements of the Resource Conservation and Recovery Act, as amended (RCRA), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements as our operations routinely generate only small quantities of hazardous waste, and we are not a hazardous waste treatment, storage or disposal facility operator that is required to obtain a RCRA permit. While the RCRA currently exempts a number of types of waste from being subject to hazardous waste requirements, including many oil and gas exploration and production wastes, the EPA could consider the adoption of stricter disposal standards for nonhazardous waste. Moreover, it is possible that additional waste, which could include nonhazardous waste currently generated during operations, may be designated as hazardous waste. Hazardous waste is subject to more rigorous and costly storage and disposal requirements than nonhazardous waste. Changes in the regulations could materially increase our operating expenses.

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

Pipeline and Facility Safety - We are subject to PHMSA safety regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas (HCAs). The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) increased maximum penalties for violating federal pipeline safety regulations, directs the United States Department of Transportation (DOT) and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us and may result in the imposition of more stringent regulations. Penalty amounts have since been regularly adjusted for inflation with the most recent adjustment taking effect on December 30, 2025. For the years 2020 through 2023, PHMSA’s Mega Rule increased requirements for operating and maintenance, integrity management, public awareness and civil/criminal penalties with full compliance deadlines extending into 2035; however, we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with these requirements.

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

In 2020, legislation was passed to reauthorize PHMSA through 2023. Legislation is currently pending to extend this authorization. Certain requirements for operations and maintenance, integrity management, leak detection and public awareness will be subject to future rulemaking as a result. The potential capital and operating expenditures related to the new regulations are not fully known, but we do not anticipate a material impact to our planned capital or operations and maintenance costs resulting from compliance with the new regulations.

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

Pipeline Security - In April 2021, the United States Department of Homeland Security’s Transportation Security Administration (TSA) released revised pipeline security guidelines that included broader definitions for the determination of pipeline “critical facilities.” In January 2026, we completed our 2025 annual review of our pipeline facilities according to the guidelines. The cost of compliance did not have a material impact on our operations, financial position or cash flows.

In July 2021, the TSA began issuing pipeline security directives to owners and/or operators of critical pipeline systems or facilities. Pursuant to those directives, our Cybersecurity Implementation Plan was last approved in November 2025, and our Cybersecurity Assessment Plan was last approved in September 2025. While compliance with the security directives requires significant internal and external resources, we do not expect it to have a material impact on our results of operations, financial position or cash flows.

HUMAN CAPITAL

Our business strategy includes attracting, selecting and retaining talent, advancing an inclusive, diverse and engaged culture and developing individuals and leaders.

As of December 31, 2025, we had 6,326 employees. Listed below is a summary of our human capital resources, measures and objectives that are collectively important to our success as an organization.

Values - Our success relies on the skills, experience and dedication of our employees. We are committed to cultivating an inclusive and dynamic work environment where people can find opportunities to succeed, grow and contribute to our success. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values, listed below, guide our employee behaviors and the ways in which we conduct our business and operations.
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
•Excellence: we hold ourselves and others accountable to a standard of excellence through collaboration and continuous improvement.
•Service: we invest our time, effort and resources to serve each other, our customers and communities.
•Innovation: we create value by leveraging collaboration, ingenuity and technology.

Employee Engagement, Inclusion and Diversity - Our employee engagement, inclusion and diversity strategy is a cross-functional effort that draws upon contributions from employees at all levels of the organization and is focused on enhancing the workplace to attract and retain talent. The strategy is guided by a council composed of a diverse group of employees who represent different demographics, work locations, points of view, roles and levels of seniority. We also have a team within our human resources department that is wholly dedicated to supporting our employee engagement, inclusion and diversity efforts.

We provide support for four employee-led business resource groups (BRGs) that include a Racial/Ethnic Inclusion Resource Group, Veterans Resource Group, Women’s Resource Group and LGBTQ+ Resource Group. The purpose of these groups is to promote the attraction, development, engagement and retention of talented members of traditionally underrepresented groups in our industry and workplace in an effort to drive positive business outcomes. A key factor in the success of our BRGs is the active participation by officer-level executive sponsors and allies from outside the BRG’s underrepresented populations. All employees are invited to become supporters of our BRGs.

We embed employee engagement, inclusion and diversity concepts into our core leadership development curriculum and sponsor a number of internal programs intended to promote employee engagement, inclusion and diversity. In addition, we seek to give back to the communities where we operate by partnering on initiatives to support underrepresented community members and local charitable organizations.

We conduct employee engagement surveys, typically on an annual basis. In 2025, the annual employee engagement participation rate increased to 95% compared with 93% in 2024. The overall engagement mean increased to the 81st percentile and the ratio of engaged employees to actively disengaged also increased.

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

Health and Welfare - We provide a variety of benefits to help promote the health and welfare of our employees and their families. These benefits include medical, dental and vision plans, virtual health visits and engagement of third-party service providers to offer company on-site and near-site clinics in several of our operating areas. Eligible employees also have access, at no charge, to an employee assistance program, a medical second opinion service and a health care concierge service to assist with finding in-network providers and billing resolution. We offer full pay for maternity, paternity or adoption leave of up to six weeks per qualifying event. We also provide up to $10,000 for reasonable and necessary expenses of a qualifying adoption and/or surrogacy. Additional benefits available for the welfare of our employees include, among others, life insurance and long-term disability plans, health and dependent care flexible spending accounts, fertility benefits, disease prevention and management programs and full pay while on bereavement, military or personal and family care leave. On May 1, 2025, legacy EnLink employees received access to these ONEOK health and welfare benefits.

We also provide the opportunity for our employees to help fellow employees through the ONE Trust Fund by contributing donated vacation hours or monetary donations. The ONE Trust Fund is an independent nonprofit, charitable organization run entirely by employee volunteers, that serves our employees in times of personal crises due to natural disasters, medical emergencies or other hardships. Further, we provide volunteer opportunities and volunteer grants, as well as $10,000 of charitable giving matching, annually, through the ONEOK Foundation.

Personal and Professional Development - We provide various options to assist with career growth and development. For employees just entering the workforce who desire to advance their career and continue to learn or for the employees who are interested in developing their skills, we make available to all employees education and training in a variety of areas, including leadership, functional and industry-specific topics, professional development and skill-building opportunities.

We value education and assist eligible employees with the expense of furthering their education in job-related fields, including up to $5,250 per year in qualifying tuition expenses. We also may reimburse employees for certain job-related professional certification examination fees.

Recruiting - We make it a priority to attract, select, develop, motivate, challenge and retain the talent necessary to support our key business strategies. We use targeted recruitment events, maintain strong relationships with area technical schools, colleges and universities, and we offer compensation benefits and career opportunities that are designed to position us as an employer of choice. Employee engagement, inclusion and diversity continues to be a priority in recruiting, and we deploy strategies designed to access talent from many sources, skill sets and backgrounds.

Retirement - We maintain the ONEOK 401(k) Plan for our employees and match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation, subject to certain conditions and limits. We maintain three defined benefit pension plans, including the ONEOK Retirement Plan, covering certain legacy ONEOK employees, and the Magellan Pension Plan and the Magellan Pension Plan for USW Employees, each covering certain legacy Magellan employees. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plans. Effective January 1, 2025, quarterly profit-sharing contributions increased to 6% from 1% of each profit-sharing participant’s eligible compensation during the quarter. We may also make annual discretionary profit-sharing contributions of up to 2% of eligible compensation. As of December 31, 2025, 96% of eligible employees were contributing to our 401(k) Plan. For additional information about our retirement benefits, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
Pierce H. Norton II	66	2021 to present	President and Chief Executive Officer, ONEOK
President and Chief Executive Officer		2021 to present	Member of the Board of Directors, ONEOK
		2014 to 2021	President and Chief Executive Officer, ONE Gas, Inc.
		2014 to 2021	Member of the Board of Directors, ONE Gas, Inc.
Walter S. Hulse III	62	2022 to present	Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development, ONEOK
Chief Financial Officer, Treasurer and Executive Vice President, Investor Relations and Corporate Development		2019 to 2021	Chief Financial Officer, Treasurer and Executive Vice President, Strategy and Corporate Affairs, ONEOK
Kevin L. Burdick	61	2023 to present	Executive Vice President and Chief Enterprise Services Officer, ONEOK
Executive Vice President and Chief Enterprise Services Officer		2022 to 2023	Executive Vice President and Chief Commercial Officer, ONEOK
		2017 to 2022	Executive Vice President and Chief Operating Officer, ONEOK
Sheridan C. Swords	56	2025 to present	Executive Vice President and Chief Commercial Officer, ONEOK
Executive Vice President and Chief Commercial Officer		2023 to 2025	Executive Vice President, Commercial Liquids and Gathering and Processing, ONEOK
		2022 to 2023	Senior Vice President, Natural Gas Liquids and Natural Gas Gathering and Processing, ONEOK
		2017 to 2022	Senior Vice President, Natural Gas Liquids, ONEOK
Lyndon C. Taylor	67	2023 to present	Executive Vice President, Chief Legal Officer and Assistant Secretary, ONEOK
Executive Vice President, Chief Legal Officer and Assistant Secretary		2005 to 2021	Executive Vice President and Chief Legal and Administrative Officer, Devon Energy Corporation
Randy N. Lentz	61	2025 to present	Executive Vice President and Chief Operating Officer, ONEOK
Executive Vice President and Chief Operating Officer		2010 to 2024	President and Chief Executive Officer, Medallion Midstream, LLC
Mary M. Spears	46	2022 to present	Senior Vice President and Chief Accounting Officer, Finance and Tax, ONEOK
Senior Vice President and Chief Accounting Officer, Finance and Tax		2019 to 2021	Vice President and Chief Accounting Officer, ONEOK

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

Commodity prices are subject to significant volatility. Drilling and production activity levels may vary across our geographic areas; however, a prolonged period of low commodity prices may reduce drilling and production activities across all areas. If we are not able to obtain new supplies to replace the natural decline in volumes from existing production or reductions in volumes because of competition, throughput on our gathering and transportation pipeline systems and the utilization rates of our processing and fractionation facilities would decline, which could adversely affect our business, results of operations, financial position and cash flows.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Uncertainty or adverse changes in economic conditions worldwide, in the United States, or in the economic regions in which we operate, could negatively affect the crude oil and natural gas markets, resulting in reduced demand and increased price competition for our services and products, or otherwise adversely affect our business, results of operations, financial position and cash flows. Volatility in commodity prices may have an impact on many of our suppliers and customers, which, in turn, could have a negative impact on their ability to meet their obligations to us. Periods of severe volatility in equity and credit markets may disrupt our access to such markets, make it difficult to obtain financing necessary to expand facilities or acquire assets, increase financing costs and result in the imposition of restrictive financial covenants. Inflationary pressures have resulted in, and may continue to result in, additional increases to the cost of our materials, services and personnel, which could increase our capital expenditures and operating costs. In addition, future tariffs, trade restrictions or retaliatory measures could further increase our input costs, lengthen delivery schedules or disrupt the availability of key components, particularly if we are unable to manage lead times for materials and equipment used in constructing capital projects or to enter into procurement agreements for long‑lead items to mitigate such risks. Sustained levels of high inflation could cause the Federal Reserve System and other central banks to increase interest rates, which could cause the cost of capital to increase and depress economic growth, either of which, or the combination of both, could adversely affect our business, results of operations, financial position and cash flows.

The volatility of natural gas, NGL, Refined Products and crude oil prices could adversely affect our earnings and cash flows.

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
•market uncertainty;
•the occurrence of wars (such as the Russian invasion of Ukraine), the activities of the Organization of Petroleum Exporting Countries (OPEC) and other non-OPEC oil producing countries with large production capacity, or other geopolitical conditions (including instability in the Middle East and Venezuela) impacting supply and demand for natural gas, NGLs, Refined Products and crude oil;
•production decisions by other countries, and the failure of countries to abide by agreements relating to production decisions;
•the availability and cost of third-party transportation, natural gas processing and fractionation capacity;
•the level of consumer product demand and storage inventory levels;
•ethane rejection;
•weather conditions;
•public health crises, including pandemics;
•domestic and foreign governmental regulations and taxes;
•the price and availability of alternative fuels;
•speculation in the commodity futures markets;
•the effects of imports and exports on the price of natural gas, NGLs, Refined Products, crude oil and liquified natural gas;
•the effect of worldwide energy-conservation measures;
•the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials; and
•technology and improved efficiency impacting supply and demand for natural gas, NGLs, Refined Products and crude oil.

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services, which could adversely affect our business, results of operations, financial position and cash flows.

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

Our operations are subject to operational hazards and unforeseen interruptions, which could adversely affect our business and for which we may not be adequately insured.

Our operations are subject to all the risks and hazards typically associated with the operation of gathering, transportation and distribution pipelines, storage facilities and processing and fractionation facilities, which include, but are not limited to, leaks, pipeline ruptures, damage by third parties, the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions (including extreme cold weather), public health crises including a pandemic, cybersecurity attacks, geopolitical events, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods and other similar events beyond our control. Similar operational hazards and unforeseen interruptions may also impact our producers or suppliers; for example, extreme cold weather can result in supply reductions from producer wellhead freeze-offs, as well as power curtailments or outages. A casualty occurrence may result in injury or loss of life, extensive property damage or environmental damage. The occurrence of operational hazards and unforeseen interruptions could adversely affect our business, results of operations, financial position and cash flows.

Premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all. Insurance proceeds may not be adequate to cover all liabilities or incurred costs and losses or lost earnings. Further, we are not fully insured against all risks inherent to our business. If we were to incur a significant liability for which we were not fully insured, it could adversely affect our business, results of operations, financial position and cash flows. Further, the proceeds of any such insurance policies may not be paid in a timely manner or reach the level of coverage purchased.

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

We do not hedge fully against commodity price risk or interest rate risk, including commodity price changes, seasonal price differentials, product price differentials or location price differentials. This could result in decreased revenues, increased costs and lower margins, adversely affecting our results of operations.

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
•product price differentials;
•location price differentials;
•seasonal price differentials;
•the price risk related to electricity costs to operate our facilities; and
•the fuel costs and the value of the retained fuel in-kind in our natural gas pipelines and storage operations.

We do not hedge fully against commodity price changes, and we therefore retain some exposure to market risk. Further, hedging arrangements for forecasted sales and purchases are used to reduce our exposure to commodity price fluctuations and may limit the benefit we would otherwise receive if market prices for natural gas, NGLs, Refined Products and crude oil differ from the stated price in the hedge instrument for these commodities. Finally, hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we may contract for fixed-rate swap instruments to hedge variable-rate instruments and the fixed rate exceeds the variable rate.

A breach of information security, including a cybersecurity attack, or failure of one or more key information technology or operational systems, or those of third parties, may adversely affect our operations, financial results or reputation.

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

If any of our systems is damaged, fails to function properly or otherwise becomes unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Our financial results could also be adversely affected if our operational systems fail as a result of an inadvertent error or by deliberate tampering with or manipulation of our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws or employee or third-party tampering or manipulation of those systems will result in losses that are difficult to detect.

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

Terrorist attacks, including cyber sabotage, aimed at our facilities could adversely affect our business, results of operations, financial position and cash flows.

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

Scrutiny and conflicting stakeholder expectations regarding ESG issues, including climate change, may impact our business.

Companies are subject to scrutiny from customers, investors, rating agencies, policymakers and other stakeholders regarding their management of ESG issues, including human capital and climate change. Changes in regulatory policies, public sentiment or widespread adoption of technologies that aim to address climate change through reducing GHG emissions may result in a reduction in the demand for hydrocarbon products, restrictions on their use or increased use of alternative energy sources. These changes could reduce the demand for our services, impacting our business, results of operations, financial position and cash flows. Certain capital providers could restrict or impose additional scrutiny on lending and investment in the energy sector, which could adversely impact the availability or cost of capital.

In addition, scrutiny regarding climate change and other ESG matters has resulted in an increased likelihood of governmental investigations, regulation, shareholder activism and private litigation by both advocates and opponents of such matters, which could increase our costs or otherwise adversely affect our business. For example, while some policymakers (including certain states and the SEC under the previous administration) have adopted, or are considering adopting, requirements for the disclosure of climate risks or other information, other policymakers have sought to constrain companies’ considerations of ESG matters. Any failure to successfully navigate stakeholder expectations, including regulatory developments, may result in reputational harm, increased costs or other adverse impacts.

We engage in various efforts to respond to stakeholder expectations; however, such efforts may not have the desired effect. Many of these efforts rely on methodologies, assumptions and data (including third-party information) that are subject to varying interpretations or that continue to evolve, including in ways we cannot control. Our approach may also continue to evolve, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, our emissions reduction targets depend on a range of factors, and to the extent these do not manifest or we otherwise are unable to make progress on such targets or other initiatives, we may face additional costs or be unable to meet our targets, which could negatively impact our business and reputation. Various of our business partners and other stakeholders are subject to similar expectations on ESG matters, which may exacerbate or result in additional risks.

We may be subject to risks associated with the physical impacts of climate change.

The threat of global climate change may create physical and financial risks to our business. Some of our customers’ energy needs vary with weather conditions, primarily temperature. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including damage to our assets or service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornados, floods, freezing temperatures and snow or ice storms. To the extent the severity or frequency of extreme weather events increases, this could increase our cost of providing services, including the cost of insurance, and the availability of certain insurance coverages could decrease. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks. We are also subject to various transition risks associated with climate change; for more information, see our risk factor titled “Scrutiny and conflicting stakeholder expectations regarding ESG issues, including climate change, may impact our business.”

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
•we may be required to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, NGLs, Refined Products and crude oil, which may not be operational; and
•inflationary pressure, along with pressure that may arise from the imposition by the federal government of tariffs on non-U.S. produced construction materials, could increase our costs for construction materials, equipment or labor.
As a result, new facilities may not be able to attract enough natural gas, NGLs, Refined Products and crude oil to achieve our expected investment return, which could adversely affect our business, results of operations, financial position and cash flows.

Estimates of hydrocarbon reserves may be inaccurate, which could result in lower than anticipated volumes.

We may not be able to accurately estimate hydrocarbon reserves and production volumes expected to be delivered to us for a variety of reasons, including the unavailability of sufficiently detailed information and unanticipated changes in producers’ expected drilling schedules. Accordingly, we may not have accurate estimates of total reserves committed to our assets, the anticipated life of such reserves or the expected volumes to be produced from those reserves. In such event, if we are unable to secure additional sources, then the volumes that we gather, process, fractionate and transport in the future could be less than anticipated. A decline in such volumes could adversely affect our business, results of operations, financial position and cash flows.

We do not own all of the land on which our pipelines and facilities are located, and we lease certain facilities and equipment, which could disrupt our operations.

We do not own all of the land on which certain of our pipelines and facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could adversely affect our business, results of operations, financial position and cash flows.

Measurement adjustments on our pipeline systems may be impacted materially by changes in estimation, type of commodity and other factors.

Product measurement adjustments occur as part of the normal operating conditions associated with our assets. The quantification and resolution of measurement adjustments are complicated by several factors including: (i) the significant quantities (i.e., thousands) of measurement equipment that we use across our systems, (ii) varying qualities of natural gas in the streams gathered and processed through our systems and the mixed nature of NGLs gathered and fractionated; and (iii) variances in measurement that are inherent in metering technologies and standards. Each of these factors may contribute to measurement adjustments that may occur on our systems, which could adversely affect our business, results of operations, financial position and cash flows.

We face competition for supply and, as a result, we may have significant levels of excess capacity on our pipeline, processing, fractionation, terminal and storage assets.

Our pipeline, processing, fractionation, terminal and storage assets compete with other similar assets for natural gas, NGLs, Refined Products and crude oil supply delivered to the markets we serve. As a result of competition, we may have significant levels of uncontracted or discounted capacity on our assets, which could adversely affect our business, results of operations, financial position and cash flows.

Many of our assets have been in service for several decades.

Many of our assets are designed as long-lived assets. Over time the age of these assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

We participate in several joint ventures. Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets that may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of activities requiring joint-venture participant approval are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing cash or otherwise raising capital, transactions with affiliates of a joint-venture participant, litigation and transactions not in the ordinary course of business, among others. Thus, without the concurrence of joint-venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of us or the particular joint venture.

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

We do not operate all of our joint-venture assets nor do we employ directly all of the persons responsible for providing administrative, operating and management services. This reliance on others to operate joint-venture assets and to provide other services could adversely affect our business and results of operations.

We rely on others to provide administrative, operating and management services for certain of our joint-venture assets. We have a limited ability to control the operations and the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the operator or an outsourced service provider. We may have to contract elsewhere for outsourced services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our contracts and adversely affect our business and results of operations.

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

Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an ownership change, which is generally defined as a greater than 50 percent change in its equity ownership over a three-year period, the company’s ability to utilize U.S. NOL carryforwards and other tax attributes may be limited. We believe our historical U.S. NOL carryforwards and other tax attributes are not currently subject to a limitation as a result of an ownership change. However, it is possible that an ownership change may occur in the future, which may materially impact our ability to use our U.S. NOL carryforwards and other tax attributes to reduce U.S. federal and state taxable income. Such limitation could adversely affect our results of operations, financial position and cash flows. The historical EnLink NOL carryforward acquired upon the completion of the EnLink Acquisition is subject to limitations under Section 382 of the Code, however, the limitation is not material and will not have an impact on our overall ability to utilize tax attributes to reduce our future U.S. federal and state income tax obligations.

RISK FACTORS RELATED TO REGULATION

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

The crude oil and natural gas industries rely on supplies from nonconventional sources, such as shale and tight sands. Crude oil and natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand and chemicals into a geologic formation to stimulate crude oil and natural gas production. Legislation or regulations placing restrictions on exploration and production activities, including hydraulic fracturing and disposal of wastewater, or curtailment of water use for industrial or mineral development activities, could result in operational delays, increased operating costs and additional regulatory burdens on exploration and production operators. Any of these factors could reduce their production of crude oil and unprocessed natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of crude oil, natural gas and NGLs gathered, treated, processed, fractionated, stored and transported on our or our joint ventures’ assets.

Our liquids blending activities subject us to federal regulations that govern renewable fuel requirements in the U.S.

The Energy Independence and Security Act of 2007 expanded the required use of renewable fuels in the U.S. Each year, the United States Environmental Protection Agency (EPA) establishes a Renewable Volume Obligation (RVO) requirement for refiners and fuel manufacturers based on overall quotas established by the federal government. By virtue of our liquids blending activity and resulting gasoline production, we are an obligated party and receive an annual RVO from the EPA. We typically purchase renewable identification numbers, called RINs, under the Renewable Fuel Standard Program to meet this obligation. Increases in the cost or decreases in the availability of RINs, as well as any volatility in such costs or availability, could have an adverse impact on our business.

We may face significant costs to comply with the regulation of GHG emissions.

GHG emissions in the midstream industry originate primarily from combustion engine and heater exhaust and fugitive methane gas emissions. International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit GHG emissions, including initiatives directed at issues associated with climate change. Various federal and state legislative proposals have been introduced to regulate the emission of GHGs, particularly carbon dioxide and methane. In addition, there have been international efforts seeking legally binding reductions in emissions of GHGs.

We believe it is likely that future governmental legislation and/or regulation on the federal, state and regional levels, may further require us to limit GHG emissions associated with our operations, pay additional fees associated with our GHG emissions or purchase allowances for such emissions. In the past, the Inflation Reduction Act of 2022 (IRA) had directed the EPA to impose and collect payment of “Waste Emissions Charges,” or “Methane Fees,” for specific facilities that report more than 25,000 metric tons of carbon dioxide equivalent of GHG emissions per year and have a methane emissions intensity in excess of the relevant statutory threshold. However, the new administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. The One Big Beautiful Bill Act, passed July 4, 2025, suspended the Methane Fee. Additionally, on February 12, 2026, the EPA issued a final rule eliminating the 2009 GHG endangerment finding, which underpins U.S. federal regulation of GHG emissions under the Clean Air Act. The final rule is expected to be subject to extensive litigation. Consequently, future implementation and enforcement of these rules remain uncertain at this time. Methane Fees, if implemented, and other legislative and/or regulatory initiatives that increase our costs or the complexity or compliance burden of business could make some of our activities uneconomic to maintain or operate. However, we cannot predict precisely what form these future legislative and/or regulatory initiatives will take, the stringency of such initiatives, when they will become effective or the impact on our capital expenditures, competitive position and results of operations. Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with GHG legislative and/or regulatory requirements. Our future results of operations, financial position or cash flows could be adversely affected if such costs are not recovered or otherwise passed on to our customers.

Our operations are subject to federal and state laws and regulations relating to the protection of public health and safety and the environment, which may expose us to significant costs and liabilities. Increased litigation and activism challenging continued reliance upon oil and gas as well as changes to and/or increased penalties from the enforcement of laws, regulations and policies could adversely impact our business.

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
•Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), the Oil Pollution Act (OPA) and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal;
•National Environmental Policy Act and analogous state laws that establish requirements for certain environmental analyses prior to major government actions, including discretionary permits;
•Endangered Species Act of 1973 and analogous state laws that impose obligations related to protection of threatened and endangered species; and
•Resource Conservation and Recovery Act, as amended (RCRA), and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

Upon entering office, the new administration issued a series of executive orders that signal a shift in the United States’ energy, environmental and climate change policy. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy explorations and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) rescission of funds and programs related to the IRA and Infrastructure Investment and Jobs Act. We continue to assess the long-term impacts of such actions on our operations, if any. However, such actions may prompt various states and other policymakers to take more stringent action on such matters. Therefore, the net impact of any developments is difficult to predict with any certainty.

Various federal and state governmental authorities, including the EPA and the Department of the Interior, have the power to enforce compliance with these laws and regulations and the permits issued under them. Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Joint and several, strict liability may be incurred without regard to fault under CERCLA, RCRA and analogous state laws for the remediation of contaminated areas.

There is an inherent risk of incurring environmental costs and liabilities in our business due to our handling of the products we gather, transport, process and store; air emissions and water discharge related to our operations; past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which our pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our current or historical operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly our compliance costs, penalties and other cost associated with any alleged noncompliance, and the cost of any remediation that may become necessary; some of these costs could be material and could adversely affect our business, results of operation, financial position and cash flows. Our insurance may not cover all of these environmental risks, and there are also limits on coverage. Additional information is included under Item 1, Business, under “Regulatory, Environmental and Safety Matters” and in Note O of the Notes to Consolidated Financial Statements in this Annual Report.

Increased litigation and activism challenging oil and gas development as well as changes to and/or increased enforcement of laws, regulations and policies could impact our business. These actions could, among other things, impact our customers’ activities, our existing permits, our ability to modify or obtain new permits for existing or new development projects and public perception of our company, which could adversely affect our business, results of operations, financial position or cash flows.

RISK FACTORS RELATED TO FINANCING OUR BUSINESS

Changes in interest rates could adversely affect our business.

We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings. Our results of operations, financial position and cash flows could be affected adversely by significant fluctuations in interest rates.

Any reduction in our credit ratings could adversely affect our business, results of operations, financial position and cash flows.

Our long-term debt has been assigned an investment-grade credit rating of “Baa2” by Moody’s and “BBB” by both S&P and Fitch. Our commercial paper program has been assigned an investment-grade credit rating of Prime-2, A-2 and F2 by Moody’s, S&P and Fitch, respectively. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by these credit rating agencies. If these agencies were to downgrade our long-term debt or our commercial paper rating, particularly below investment grade, our borrowing costs could increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease. Ratings from these agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.

Our indebtedness and guarantee obligations could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2025, we had total indebtedness of $34.0 billion. Our indebtedness and guarantee obligations could have significant consequences. For example, they could:
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

An event of default may require us to offer to repurchase or repay certain of our and ONEOK Partners’ senior notes or may impair our ability to access capital.

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

GENERAL RISK FACTORS

Mergers, acquisitions and other significant transactions that appear to be accretive may nevertheless reduce our cash from operations on a per-share basis.

Any merger, acquisition or other significant transactions involves potential risks that may include, among other things:
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

Our future results following any potential future transactions will suffer if we do not effectively manage our expanded operations.

During the year ended December 31, 2025, we completed the EnLink Acquisition, the Delaware Basin JV Acquisition and the BridgeTex Additional Interest Acquisition. As a result, the size of our business has increased and will increase further if we complete future acquisitions. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities and/or other third parties as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits anticipated from these acquisitions and any potential future acquisitions.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay us for our services. We assess the creditworthiness of our customers and counterparties and obtain collateral or contractual terms as we deem appropriate. We cannot, however, predict to what extent our business may be impacted by deteriorating market or financial conditions, including possible declines in our customers’ and counterparties’ creditworthiness. Our customers and counterparties may not perform or adhere to our existing or future contractual arrangements. To the extent our customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If our risk-management policies and procedures fail to assess adequately the creditworthiness of existing or future customers and counterparties, any material nonpayment or nonperformance by our customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could adversely affect our business, results of operations, financial position and cash flows.

Our counterparties are primarily major integrated and independent exploration and production, pipeline, marketing and petrochemical companies and natural gas and electric utilities. Therefore, our counterparties may be similarly affected by changes in economic, regulatory or other factors that may affect our overall credit risk.

Our business requires the retention and recruitment of a skilled executive team and workforce, and difficulties in recruiting and retaining executives and other key personnel could impair our ability to develop and implement our business strategy. A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs.

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

In addition, our operations require the retention and recruitment of skilled and experienced workers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the midstream energy business has, at times, caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs. This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the challenges of attracting new, qualified workers to the midstream energy industry. If the shortage of experienced labor continues or worsens, it could adversely affect our labor productivity and costs and our ability to expand operations in the event there is an increase in the demand for our services and products, which could adversely affect our business, results of operations, financial position and cash flows.

Our employees or directors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

As with all companies, we are exposed to the risk of employee fraud or other misconduct. Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive and financial officers, principal accounting officer, controllers and other persons performing similar functions) and all other employees. We require all directors, officers and employees to adhere to our code of business conduct and ethics in addressing the legal and ethical issues encountered in conducting their work for our company. Our code of business conduct and ethics requires, among other things, that our directors, officers and employees avoid conflicts of interest, comply with all applicable laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our company’s best interest. All directors, officers and employees are required to report any conduct that they believe to be an actual or apparent violation of our code of business conduct and ethics. However, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could adversely affect our reputation, business, results of operations, financial position and cash flows.

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

For further discussion of impairments of long-lived assets, goodwill and equity-method investments, see Note A of the Notes to Consolidated Financial Statements in this Annual Report.

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

Any sustained declines in equity markets and reductions in bond yields may adversely affect the value of our pension and postretirement benefit plan assets. In these circumstances, additional cash contributions to our pension plans may be required, which could adversely affect our business, financial condition and cash flows.

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

Our cybersecurity risk management program is integrated with our ERM program and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal compliance, strategic, operational and financial risk areas. Our security program generally incorporates the guidelines of the widely utilized National Institute of Standards and Technology Cybersecurity Framework, though this does not imply we meet any particular technical standards, specifications or requirements. On a regular basis, we engage consultants, including external counsel and cybersecurity firms, to conduct penetration tests and architecture design reviews. In addition, we conduct risk assessments of new enterprise third-party software and cloud vendors by utilizing security questionnaires prior to procurement.

As of February 16, 2026, though the Company and third parties have experienced certain nonmaterial cybersecurity incidents, we are not aware of any cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, may materially affect us, including our operations, business strategy, results of operations or financial condition. See Part 1, Item 1A “Risk Factors” for a discussion of risks factors related to cybersecurity.

Governance - Security is governed by the Security Advisory Team, an executive advisory committee composed of company officers, including our chief executive officer, our chief financial officer and our chief enterprise services officer. The Security Advisory Team meets regularly to evaluate ongoing security threats and incidents, to define policy and to prioritize initiatives. Identified cybersecurity threats and incidents are monitored and assessed for materiality by this cross-functional Security Advisory Team. This assessment includes whether our Board of Directors should be informed of a threat or incident. The use of emerging technologies, including the use of Cloud Services and Artificial Intelligence, is governed by our End-User Computing Policy.

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

At February 16, 2026, there were 14,660 holders of record of our 629,783,634 outstanding shares of common stock.

For information regarding our 2025 Employee Stock Award Program and other equity compensation plans, see Note K of the Notes to Consolidated Financial Statements and “Equity Compensation Plan Information” included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report.

REPURCHASES OF COMMON STOCK

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (a)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (Millions of dollars)
October 2025 (b)	611,237	$72.78	611,237	$1,766
November 2025	—	$—	—	$1,766
December 2025	—	$—	—	$1,766
Total	611,237		611,237
(a) - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchases of the $2.0 billion of common stock, or on January 1, 2029, whichever occurs first.
(b) - Shares reported were repurchased in September 2025 and settled in October 2025.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the S&P 500 Energy Index and a ONEOK Peer Group during the period beginning on December 31, 2020, and ending on December 31, 2025.

Value of a $100 Investment, Assuming Reinvestment of Distributions/Dividends,
at December 31, 2020, and at the End of Every Year Through December 31, 2025.

$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
ONEOK, Inc.
S&P 500 Index
S&P 500 Energy Index
ONEOK Peer Group

	Cumulative Total Return
	Years ended December 31,
	2021	2022	2023	2024	2025

ONEOK, Inc.	$164.85	$196.00	$221.79	$333.08	$256.81
S&P 500 Index	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Energy Index (a)	$154.64	$256.27	$252.87	$267.34	$290.53
ONEOK Peer Group (b)	$136.66	$175.22	$206.42	$310.39	$337.09
(a) - The S&P 500 Energy Index is a subindex of the S&P 500 that includes those companies classified as members of the energy sector.
(b) - The ONEOK Peer Group in 2025 was composed of the following companies: Antero Midstream Corp.; Energy Transfer LP; Enterprise Products Partners L.P.; Kinder Morgan, Inc.; Kinetik Holdings Inc.; MPLX LP; Plains All American Pipeline, L.P.; Targa Resources Corp.; Western Midstream Partners, LP; and The Williams Companies, Inc.

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

Acquisitions

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $941 million. Pursuant to the purchase agreement, we paid $550 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, it is now a wholly owned subsidiary.

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

For additional information on our most recent acquisitions, see Part II, Item 8, Note B of the Notes to Consolidated Financial Statements in this Annual Report. See Part I, Item 1A “Risk Factors” for further discussion of risks related to these transactions.

Joint Ventures

Eiger Express Pipeline - In 2025, we, WhiteWater, MPLX LP and Enbridge Inc., through the existing Matterhorn joint venture, announced the new approximately 450-mile, 48-inch Eiger Express Pipeline, designed to transport up to approximately 3.7 Bcf/d of natural gas from the Permian Basin to Katy, Texas. WhiteWater will construct and operate the pipeline. Our total ownership interest in the pipeline will be 25.5%, which includes a 15% interest held directly in the Eiger joint venture with the remainder held through Matterhorn. We expect to invest a total of approximately $350 million into this project, which is expected to be completed in mid-2028.

BridgeTex Additional Interest Acquisition - On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex.

Texas City Logistics and MBTC Pipeline - In February 2025, we announced definitive agreements to form joint ventures with MPLX LP to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX LP, with MPLX LP constructing and operating the facility. MBTC Pipeline, the pipeline joint venture, is owned 80% by us and 20% by MPLX LP, and we will construct and operate the pipeline. We expect to invest a total of approximately $1.0 billion into these projects, which are expected to be completed in early 2028.

Market Conditions - Earnings increased in 2025, compared with 2024, due primarily to a full year of earnings from EnLink and Medallion across our segments and higher NGL and natural gas processing volumes. Our extensive and integrated assets are located in, and connected with, some of the most productive shale basins, as well as refineries and demand centers, in the United States.

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

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bighorn plant	300 MMcf/d processing plant with carbon dioxide treater in the Permian Basin	$365	Mid-2027
Natural Gas Liquids
Elk Creek pipeline expansion	Increase capacity to 435 MBbl/d out of the Rocky Mountain region	$355	Completed
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$485	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Natural Gas Pipelines
Eiger Express Pipeline (c)	450-mile, 48-inch natural gas pipeline from the Permian Basin to Katy, Texas	$350	Mid-2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d and additional expansion capabilities	$480	Mid-2026
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

In our Natural Gas Gathering and Processing segment, we are relocating a 150 MMcf/d processing plant to the Permian Basin from North Texas, which we expect to be completed in the first quarter of 2026.

For a discussion of our capital expenditures financing, see “Capital Expenditures” in the Liquidity and Capital Resources” section.

Debt Issuances - In August 2025, we completed an underwritten public offering of $3.0 billion senior unsecured notes consisting of $750 million, 4.95% senior notes due 2032; $1.0 billion, 5.4% senior notes due 2035; and $1.25 billion, 6.25% senior notes due 2055. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. The remaining net proceeds from the offerings were used for general corporate purposes, including the repurchase and redemption of existing notes.

Debt Extinguishments - We completed the following debt extinguishments in 2025:

Principal
(Millions of dollars)
$250 at 3.2% due March 2025	$250
$750 at 4.15% due June 2025	422
$400 at 2.2% due September 2025	387
$600 at 5.85% due January 2026 (a)	600
$650 at 5.0% due March 2026 (a)	650
Open Market Repurchases (b)	789
Total	$3,098
(a) - Amounts redeemed at 100% of principal plus accrued and unpaid interest.
(b) - In 2025, we repurchased in the open market certain of our senior notes in the principal amount of $789 million for an aggregate repurchase price of $681 million, including accrued and unpaid interest. In connection with these open market repurchases, we recognized $106 million of net gains on extinguishment of debt which is included in other income, net in our Consolidated Statement of Income for the year ended December 31, 2025.

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the year ended December 31, 2025, we repurchased $62 million of our outstanding common stock with cash on hand.

Dividends - During 2025, we paid common stock dividends totaling $4.12 per share, an increase of 4% compared to the 2024 dividend of $3.96 per share. In February 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis). Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. The quarterly stock dividend was paid on February 13, 2026, to shareholders of record at the close of business on February 2, 2026.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
Financial Results	2025	2024	2023	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$28,878	$17,780	$15,614	11,098	2,166
Services and other	4,751	3,918	2,063	833	1,855
Total revenues	33,629	21,698	17,677	11,931	4,021
Cost of sales and fuel (exclusive of items shown separately below)	23,373	13,311	11,929	10,062	1,382
Operating costs	2,963	2,496	1,535	467	961
Depreciation and amortization	1,514	1,134	769	380	365
Transaction costs	81	73	158	8	(85)
Other operating income, net	(43)	(305)	(786)	(262)	(481)
Operating income	$5,741	$4,989	$4,072	752	917
Equity in net earnings from investments	$386	$439	$202	(53)	237
Interest expense, net of capitalized interest	$(1,783)	$(1,371)	$(866)	412	505
Net income	$3,462	$3,112	$2,659	350	453
Net income attributable to ONEOK	$3,393	$3,035	$2,659	358	376
Diluted EPS	$5.42	$5.17	$5.48	0.25	(0.31)
Adjusted EBITDA	$8,020	$6,784	$5,243	1,236	1,541
Capital expenditures	$3,152	$2,021	$1,595	1,131	426

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

Due to the Medallion Acquisition and EnLink Controlling Interest Acquisition, operating results for these two companies are included in our financial results beginning November 1, 2024, and October 15, 2024, respectively.

2025 vs. 2024 - Operating income increased $752 million primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $469 million due primarily to the operating income of EnLink and higher volumes in the Mid-Continent and Rocky Mountain regions, offset partially by lower realized NGL prices, net of hedging, and the impact from the divestiture of certain nonstrategic assets in 2024; and
•Natural Gas Liquids - an increase of $120 million due primarily to the operating income of EnLink, higher exchange services and higher optimization and marketing, offset partially by higher operating costs; offset by
•Natural Gas Pipelines - a decrease of $104 million due primarily to the impact of the interstate natural gas pipeline divestiture in 2024, offset partially by the operating income of EnLink and higher optimization and marketing; offset by
•Refined Products and Crude - an increase of $276 million due primarily to the operating income of Medallion and EnLink and lower operating costs.

Net income and diluted EPS increased due primarily to the items discussed above, offset partially by higher interest expense due to higher debt balances resulting from the September 2024 $7.0 billion notes offering, the August 2025 $3.0 billion notes offering, the acquired debt balances from the EnLink Controlling Interest Acquisition in 2024 and increased short-term borrowings in 2025 and higher equity in net earnings from investments in 2024.

Capital expenditures increased due primarily to the timing of our large capital projects and routine capital projects associated with the growth of our operations. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for additional information on our capital projects.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Selected Financial Results and Operating Information for the Year Ended December 31, 2024 vs. 2023 - The consolidated and segment financial results and operating information for the year ended December 31, 2024, compared with the year ended December 31, 2023, are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

Natural Gas Gathering and Processing

Capital Projects - Our Natural Gas Gathering and Processing segment invests in capital projects in natural gas and NGL-rich areas across key basins where we operate. Our growth strategy is focused on providing solutions to producer customers that expand our presence within our key operating regions. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
Financial Results	2025	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,372	$3,033	$2,479	1,339	554
Residue natural gas sales	2,137	1,203	1,398	934	(195)
Gathering, compression, dehydration and processing fees and other revenue	1,175	353	179	822	174
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,617)	(2,600)	(2,364)	2,017	236
Operating costs, excluding noncash compensation adjustments	(960)	(583)	(448)	377	135
Adjusted EBITDA from unconsolidated affiliates	5	3	1	2	2
Other	26	75	(1)	(49)	76
Adjusted EBITDA	$2,138	$1,484	$1,244	654	240
Capital expenditures	$1,314	$492	$448	822	44

Changes in commodity prices and sales volumes affect both revenue and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2025 vs. 2024 - Adjusted EBITDA increased $654 million primarily as a result of the following:
•an increase of $740 million due to adjusted EBITDA from EnLink; and
•an increase of $99 million from higher volumes due primarily to increased production in the Mid-Continent and Rocky Mountain regions; offset by
•a decrease of $122 million due to lower realized prices, primarily NGL prices, net of hedging; and
•a decrease of $81 million from the divestiture of certain nonstrategic assets in 2024.

Capital expenditures increased in 2025 due primarily to our routine and large capital projects, including our projects to relocate a processing plant to the Permian Basin from North Texas and construct our Bighorn processing plant in the Permian Basin.

	Years Ended December 31,
Operating Information	2025	2024	2023
Natural gas processed (MMcf/d) (a)(b)	5,588	2,317	2,249
(a) - Included volumes for consolidated entities only and excluded EnLink operating statistics for 2024 as they were not meaningful to full-year 2024 operating results.
(b) - Included volumes we processed at company-owned and third-party facilities.

2025 vs. 2024 - Our natural gas processed volumes increased in 2025 due to incremental volumes from EnLink and increased production in the Mid-Continent and Rocky Mountain regions.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
Financial Results	2025	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$15,405	$14,446	$13,666	959	780
Exchange service and other revenues	347	514	559	(167)	(45)
Transportation and storage revenues	258	207	204	51	3
Cost of sales and fuel (exclusive of depreciation and operating costs)	(12,533)	(11,994)	(11,592)	539	402
Operating costs, excluding noncash compensation adjustments	(801)	(728)	(637)	73	91
Adjusted EBITDA from unconsolidated affiliates	101	95	67	6	28
Other	2	3	778	(1)	(775)
Adjusted EBITDA	$2,779	$2,543	$3,045	236	(502)
Capital expenditures	$758	$987	$818	(229)	169

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2025 vs. 2024 - Adjusted EBITDA increased $236 million primarily as a result of the following:
•an increase of $183 million due to adjusted EBITDA from EnLink;
•an increase of $39 million in exchange services due primarily to:
◦$94 million of higher volumes in the Rocky Mountain region; and
◦$27 million of higher average fee rates in the Rocky Mountain region; offset partially by
◦$44 million of lower average fee rates in the Mid-Continent region;
◦$21 million of lower volumes in the Mid-Continent region; and
◦$20 million of higher transportation costs and higher inventory of unfractionated NGLs; and
•an increase of $31 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory; offset by
•an increase of $16 million in operating costs due primarily to higher employee-related costs associated with the growth of our operations.

Capital expenditures decreased in 2025 due primarily to the completion of our MB-6 fractionator and pipeline expansion projects in 2024, offset partially by our Medford fractionator rebuild project.

	Years Ended December 31,
Operating Information	2025	2024	2023
Raw feed throughput (MBbl/d) (a)	1,496	1,309	1,359
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.01	$0.04
(a) - Represents physical raw feed volumes for which we provided transportation and/or fractionation services, and excluded EnLink operating statistics in 2024 as they were not meaningful to full-year 2024 operating results.

We generally expect ethane volumes to increase or decrease with corresponding increases or decreases in overall NGL production. However, ethane volumes may experience growth or decline greater than corresponding growth or decline in overall NGL production due to ethane economics causing producers to recover or reject ethane.

2025 vs. 2024 - Volumes increased in 2025 due primarily to incremental volumes from EnLink, higher ethane volumes in the Rocky Mountain region and higher volumes on short-term fractionation contracts in the Gulf Coast region, offset partially by lower ethane volumes in the Mid-Continent region.

Natural Gas Pipelines

Capital Projects - Our Natural Gas Pipelines segment invests in capital projects that provide transportation and services to end users. Our growth strategy is focused on expanding our transportation and storage capacity and services by connecting residue natural gas supply to demand markets and end users. See “Capital Projects” in the “Recent Developments” section for more information on our capital projects.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Years Ended December 31,			2025 vs. 2024	2024 vs. 2023
Financial Results	2025	2024	2023	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$423	$523	$423	(100)	100
Storage revenues	188	161	159	27	2
Residue natural gas sales and other revenues	1,235	138	41	1,097	97
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,005)	(112)	(28)	893	84
Operating costs, excluding noncash compensation adjustments	(224)	(225)	(194)	(1)	31
Adjusted EBITDA from unconsolidated affiliates	244	187	160	57	27
Other	—	228	(2)	(228)	230
Adjusted EBITDA	$861	$900	$559	(39)	341
Capital expenditures	$237	$258	$228	(21)	30

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2025 vs. 2024 - Adjusted EBITDA decreased $39 million primarily as a result of the following:
•a decrease of $359 million due to the interstate natural gas pipeline divestiture in 2024, offset by
•an increase of $253 million due to adjusted EBITDA from EnLink;
•an increase of $33 million due to optimization and marketing activity;
•an increase of $14 million in storage services due primarily to increased storage volumes; and
•an increase of $12 million in transportation services due primarily to higher transportation rates and volumes.

Capital expenditures decreased in 2025 due primarily to the completion of capital projects in 2024, offset partially by increased growth projects primarily from EnLink.

	Years Ended December 31,
Operating Information (a)	2025	2024	2023
Natural gas transportation capacity contracted (MDth/d)	7,315	8,176	7,743
Transportation capacity contracted	91%	97%	96%
(a) - Included volumes for consolidated entities only and excluded EnLink operating statistics in 2024 as they were not meaningful to full-year 2024 operating results.

2025 vs. 2024 - Natural gas transportation capacity decreased due primarily to the interstate natural gas pipeline divestiture in 2024, offset partially by EnLink transportation capacity contracted included in 2025.

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

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Years Ended December 31,		September 25 through December 31,	2025 vs. 2024
Financial Results	2025	2024	2023 (a)	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$10,631	$2,258	$502	8,373
Transportation revenues	1,733	1,539	392	194
Storage, terminals and other revenues	675	663	177	12
Cost of sales and fuel (exclusive of depreciation and operating costs)	(10,171)	(1,949)	(450)	8,222
Operating costs, excluding noncash compensation adjustments	(879)	(857)	(192)	22
Adjusted EBITDA from unconsolidated affiliates	166	247	36	(81)
Other	22	(9)	—	31
Adjusted EBITDA	$2,177	$1,892	$465	285
Capital expenditures	$752	$216	$52	536
(a) - The year ended December 31, 2023, included results subsequent to the Magellan Acquisition.

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel and, therefore, the impact is largely offset between these line items.

2025 vs. 2024 - Adjusted EBITDA increased $285 million primarily as a result of the following:
•an increase of $295 million due to adjusted EBITDA from Medallion and EnLink;
•a decrease of $55 million in operating costs due primarily to $40 million of lower outside services and $13 million of lower property taxes; and
•an increase of $28 million due primarily to the sale of environmental credits generated by our liquids blending business; offset by
•a decrease of $81 million in adjusted EBITDA from unconsolidated affiliates due primarily to lower earnings on BridgeTex associated with the nonrecurring recognition of deferred revenue in 2024; and
•a decrease of $10 million in optimization and marketing due primarily to lower liquids blending margins.

Capital expenditures increased in 2025, due primarily to our routine and large capital projects, including our greater Denver Refined Products pipeline expansion project.

	Years Ended		Three Months Ended
	December 31,		December 31,
Operating Information (a)	2025	2024	2023
Refined Products volumes shipped (MBbl/d)	1,526	1,512	1,547
Crude oil volumes shipped (MBbl/d)	1,784	783	808
(a) - Included volumes for consolidated entities only and excluded Medallion and EnLink operating statistics in 2024 as they were not meaningful to full-year 2024 operating results.

2025 vs. 2024 - Refined Products volumes shipped remained relatively unchanged.

Crude oil volumes shipped increased in 2025 due primarily to incremental volumes from Medallion and EnLink.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Years Ended December 31,
(Unaudited)	2025	2024	2023
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$3,462	$3,112	$2,659
Interest expense, net of capitalized interest	1,783	1,371	866
Depreciation and amortization	1,514	1,134	769
Income taxes	1,028	998	838
Adjusted EBITDA from unconsolidated affiliates	516	532	264
Equity in net earnings from investments	(386)	(439)	(202)
Noncash compensation expense and other (a)	103	76	49
Adjusted EBITDA (b)(c)(d)	$8,020	$6,784	$5,243
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$2,138	$1,484	$1,244
Natural Gas Liquids (d)	2,779	2,543	3,045
Natural Gas Pipelines (c)	861	900	559
Refined Products and Crude (e)	2,177	1,892	465
Other (b)	65	(35)	(70)
Adjusted EBITDA (b)(c)(d)	$8,020	$6,784	$5,243
(a) - The year ended December 31, 2025, included noncash transaction costs related primarily to the EnLink Acquisition of $16 million included within noncash compensation and other.
(b) - The year ended December 31, 2025, included corporate net gains on extinguishment of debt of $106 million in connection with open market repurchases and interest income of $33 million, offset partially by transaction costs related primarily to the EnLink Acquisition of $65 million. The year ended December 31, 2024. included transaction costs related primarily to the EnLink Acquisitions and Medallion Acquisition of $73 million, offset partially by interest income of $39 million. The year ended December 31, 2023, included transaction costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and corporate net gains on extinguishment of debt of $41 million in connection with open market repurchases.
(c) - The year ended December 31, 2024, included a gain of $227 million from the interstate natural gas pipeline divestiture.
(d) - The year ended December 31, 2023, included $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.
(e) - The year ended December 31, 2023, included segment adjusted EBITDA for the period September 25, 2023, through December 31, 2023.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, our $3.5 billion commercial paper program and access to $1.0 billion available through our “at-the-market” equity program. As of February 16, 2026, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note D of the Notes to Consolidated Financial Statements in this Annual Report.

Cash Management - At December 31, 2025, we had $78 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Following the completion of the EnLink Acquisition on January 31, 2025, we terminated an agreement to provide revolving unsecured loans to EnLink through a promissory note, as EnLink operating subsidiaries are wholly owned and now participate in the cash management program described above. For additional information, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

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

For additional information on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other nonmaterial modifications. All other terms and conditions remain substantially the same. In September 2025, we increased the size of our commercial paper program to $3.5 billion from $2.5 billion. As of February 16, 2026, we had no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants. Upon closing of the EnLink Acquisition on January 31, 2025, the EnLink Revolving Credit Facility was terminated. For additional information on the EnLink Revolving Credit Facility, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

We had working capital (defined as current assets less current liabilities) deficits of $1.9 billion and $481 million as of December 31, 2025, and December 31, 2024, respectively, due primarily to current maturities of long-term debt and short-term borrowings at December 31, 2025, and current maturities of long-term debt at December 31, 2024. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $3.5 Billion Credit Agreement, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

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

We may, at any time, seek to retire or purchase our or ONEOK Partners’ outstanding debt through cash purchases and/or exchanges for equity or debt, in open market repurchases, privately negotiated transactions, exercise of contractual call rights, public tender offers or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine and will depend on prevailing market conditions, or liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Issuances - In August 2025, we completed an underwritten public offering of $3.0 billion senior unsecured notes consisting of $750 million, 4.95% senior notes due 2032; $1.0 billion, 5.4% senior notes due 2035; and $1.25 billion, 6.25% senior notes due 2055. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. The remaining net proceeds from the offering were used for general corporate purposes, including the repurchase and redemption of existing notes.

Debt Extinguishments - We completed the following debt extinguishments in 2025:

Principal
(Millions of dollars)
$250 at 3.2% due March 2025	$250
$750 at 4.15% due June 2025	422
$400 at 2.2% due September 2025	387
$600 at 5.85% due January 2026 (a)	600
$650 at 5.0% due March 2026 (a)	650
Open Market Repurchases (b)	789
Total	$3,098
(a) - Amounts redeemed at 100% of principal plus accrued and unpaid interest.
(b) - In 2025, we repurchased in the open market certain of our senior notes in the principal amount of $789 million for an aggregate repurchase price of $681 million, including accrued and unpaid interest. In connection with these open market repurchases, we recognized $106 million of net gains on extinguishment of debt which is included in other income, net in our Consolidated Statement of Income for the year ended December 31, 2025.

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

Share Repurchase Program - Our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the year ended December 31, 2025, we repurchased $62 million of our outstanding common stock with cash on hand.

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

The following table sets forth our capital expenditures, less allowance for equity funds used during construction, for the periods indicated:

Capital Expenditures	2025	2024 (a)	2023
	(Millions of dollars)
Natural Gas Gathering and Processing	$1,314	$492	$448
Natural Gas Liquids	758	987	818
Natural Gas Pipelines	237	258	228
Refined Products and Crude (b)	752	216	52
Other	91	68	49
Total capital expenditures	$3,152	$2,021	$1,595
(a) - The year ended December 31, 2024, included capital expenditures for EnLink and Medallion for the period October 15, 2024, and November 1, 2024, through December 31, 2024, respectively.
(b) - The year ended December 31, 2023, included capital expenditures for Magellan for the period September 25, 2023, through December 31, 2023.

Capital expenditures increased in 2025, compared with 2024, due primarily to the timing of our large capital projects and routine capital projects associated with the growth of our operations. See discussion of our announced capital projects in the “Recent Developments” section.

We expect total capital expenditures of $2.7 - $3.2 billion in 2026.

Credit Ratings - Our credit ratings as of February 16, 2026, are shown in the table below:

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In 2025, we paid common stock dividends totaling $4.12 per share, an increase of 4% compared to the 2024 dividend of $3.96 per share. In February 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year.

For the year ended December 31, 2025, our cash flows from operations exceeded dividends paid by $3.0 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$5,599	$4,888	$4,421
Investing activities	(3,751)	(6,612)	(6,404)
Financing activities	(2,503)	2,119	2,101
Change in cash and cash equivalents	(655)	395	118
Cash and cash equivalents at beginning of period	733	338	220
Cash and cash equivalents at end of period	$78	$733	$338

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

2025 vs. 2024 - Cash flows from operating activities, before changes in operating assets and liabilities increased $1.0 billion for the year ended December 31, 2025, compared with the same period in 2024, due primarily to the impact of the EnLink and Medallion Acquisitions as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $380 million for the year ended December 31, 2025, compared with a decrease of $43 million for the same period in 2024. This change is due primarily to changes in accounts receivable resulting from the growth of our operations and the timing of the receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices. These changes were offset partially by changes in accounts payable resulting from the growth of our operations and the timing of payments to vendors, suppliers and other third parties, which vary from period to period, and with changes in commodity prices.

Investing Cash Flows

2025 vs. 2024 - Cash used in investing activities for the year ended December 31, 2025, decreased $2.9 billion compared with the same period in 2024, due primarily to cash paid to acquire EnLink and Medallion in 2024, offset partially by proceeds received from the interstate natural gas pipeline divestiture in 2024, an increase in capital expenditures related to our capital projects in 2025 and cash paid for the BridgeTex Additional Interest Acquisition.

Financing Cash Flows

2025 vs. 2024 - Cash from financing activities for the year ended December 31, 2025, decreased $4.6 billion compared with the same period in 2024, due primarily to the issuance of senior unsecured notes associated with acquisitions in 2024, increased extinguishment of long-term debt in 2025, cash paid for the Delaware Basin JV Acquisition and increased dividends paid in 2025, offset partially by the issuance of senior unsecured notes in August 2025 and an increase in short-term borrowings in 2025.

Cash Flow Analysis for the Year Ended December 31, 2024 vs. 2023 - The cash flow analysis for the year ended December 31, 2024, compared with the year ended December 31, 2023, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, which is available via the SEC’s website at www.sec.gov and our website at www.oneok.com.

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

We assess hedging relationships at the inception of the hedge and periodically thereafter, to determine whether the hedging relationship is, and is expected to remain, highly effective. We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as effective cash flow hedges. However, if a derivative instrument is ineligible for cash flow hedge accounting or if we elect not to designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded currently in earnings. Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings. For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

The following table presents the effect a hypothetical 10% change in the underlying commodity prices would have on the estimated fair value of our commodity derivative instruments as of the dates indicated:

	December 31,
Commodity Contracts	2025	2024
	(Millions of dollars)
Refined Products, crude oil and NGLs	$80	$61
Natural gas	9	9
Total change in estimated fair value of commodity contracts	$89	$70

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

INTEREST-RATE RISK

We are exposed to interest-rate risk through borrowings under our $3.5 Billion Credit Agreement, commercial paper program and long-term debt issuances. Future increases in commercial paper rates or bond yields could expose us to increased interest costs on future borrowings. We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps.

Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter and second quarter of 2025, we entered into $300 million notional quantity and $700 million notional quantity, respectively, of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2025, we settled all of the outstanding $1.0 billion notional quantity of Treasury locks in connection with our underwritten public offering of $3.0 billion senior unsecured notes in August 2025. All of our Treasury locks were designated as cash flow hedges.

At December 31, 2025, and December 31, 2024, we had no outstanding interest-rate derivative instruments.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments, letters of credit, liens and other forms of collateral, when appropriate. Certain of our counterparties may be impacted by a relatively low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations. Following our acquisitions in 2024, we now transact with the counterparties of EnLink and Medallion. A substantial portion of EnLink and Medallion counterparties are rated investment-grade by S&P or provide a letter of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment derives fees for services primarily from major and independent crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. In this segment, our downstream commodity sales customers are primarily utilities, large industrial companies, marketing companies and our NGL affiliate. We are not typically exposed to material credit risk with producers under fee with POP contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer less our contractual fees. In 2025 and 2024, excluding EnLink in 2024, approximately 75% and 85%, respectively, of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s counterparties are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; utilities; large industrial companies; natural gasoline distributors; propane distributors; municipalities; and petrochemical, refining and marketing companies. We charge fees to NGL and natural gas gathering and processing counterparties and NGL pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fees, as we purchase NGLs from our gathering and processing counterparties and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of Purity NGLs. In 2025 and 2024, excluding EnLink in 2024, approximately 95% and 90%, respectively, of this segment’s commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, producers, processors and marketing companies. In 2025 and 2024, excluding EnLink in 2024, approximately 80% and 90%, respectively, of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral. In addition, the majority of our pipeline tariffs in this segment provide us the ability to require security from shippers.

Refined Products and Crude - Our Refined Products and Crude segment’s customers include refiners, wholesalers, retailers, traders, railroads, airlines and regional farm cooperatives. In 2025 and 2024, excluding EnLink and Medallion in 2024, approximately 85% and 70%, respectively, of our revenues in this segment were from customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit, liens, or other collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Liquids Commodity Sales

As described in Note A to the consolidated financial statements, the Company records revenue from liquids commodity sales when the commodity is delivered to the customer as this represents the point in time when control of the product is transferred to the customer. Revenue is recorded based on the contracted selling price, which is generally index-based and settled daily or monthly. The Company recognized liquids commodity sales of $25,566 million for the year ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to revenue recognition for liquids commodity sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for liquids commodity sales. These procedures also included, among others, (i) testing revenue recognized for a sample of liquids commodity sales revenue transactions by obtaining and inspecting source documents, such as contracts, settlement statements, invoices, and payments receipts and (ii) confirming a sample of outstanding customer invoices balances as of December 31, 2025, and for confirmations not returned, obtaining and inspecting source documents, such as contracts, settlement statements, invoices, and subsequent payment receipts.

s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 24, 2026

We have served as the Company’s auditor since 2007.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$28,878	$17,780	$15,614
Services and other	4,751	3,918	2,063
Total revenues (Note Q)	33,629	21,698	17,677
Cost of sales and fuel (exclusive of items shown separately below)	23,373	13,311	11,929
Operations and maintenance	2,585	2,162	1,319
Depreciation and amortization	1,514	1,134	769
General taxes	378	334	216
Transaction costs (Note B)	81	73	158
Other operating income, net (Notes A and B)	(43)	(305)	(786)
Operating income	5,741	4,989	4,072
Equity in net earnings from investments (Note N)	386	439	202
Other income, net	146	53	89
Interest expense (net of capitalized interest of $68, $62 and $43, respectively)	(1,783)	(1,371)	(866)
Income before income taxes	4,490	4,110	3,497
Income taxes (Note M)	(1,028)	(998)	(838)
Net income	3,462	3,112	2,659
Less: Net income attributable to noncontrolling interests	69	77	—
Net income attributable to ONEOK	3,393	3,035	2,659
Less: Preferred stock dividends	—	1	1
Net income available to common shareholders	$3,393	$3,034	$2,658

Basic EPS (Note J)	$5.43	$5.19	$5.49

Diluted EPS (Note J)	$5.42	$5.17	$5.48
Average shares (millions)
Basic	624.8	584.6	484.3
Diluted	625.9	586.5	485.4

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Net income	$3,462	$3,112	$2,659
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(19), $16 and $(46), respectively	59	(53)	155
Derivative amounts reclassified to net income, net of tax of $1, $5 and $21, respectively	(2)	(16)	(66)
Changes in benefit plan obligations and other, net of tax of $(3), $(2) and $3, respectively	12	6	(14)
Total other comprehensive income (loss), net of tax	69	(63)	75
Comprehensive income	3,531	3,049	2,734
Less: Comprehensive income attributable to noncontrolling interests	69	77	—
Comprehensive income attributable to ONEOK	$3,462	$2,972	$2,734
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,
	2025	2024
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$78	$733
Accounts receivable, net	3,010	2,326
Inventories	948	748
Other current assets	452	431
Total current assets	4,488	4,238
Property, plant and equipment
Property, plant and equipment	55,489	52,274
Accumulated depreciation and amortization	7,628	6,339
Net property, plant and equipment (Note E)	47,861	45,935
Other assets
Investments in unconsolidated affiliates (Note N)	2,889	2,316
Goodwill (Note F)	8,058	8,091
Intangible assets, net (Note F)	2,901	3,039
Other assets	444	450
Total other assets	14,292	13,896
Total assets	$66,641	$64,069
Liabilities and equity
Current liabilities
Current maturities of long-term debt (Note G)	$1,241	$1,059
Short-term borrowings (Note G)	820	—
Accounts payable	2,838	2,187
Commodity imbalances	217	260
Accrued interest	499	511
Other current liabilities	750	702
Total current liabilities	6,365	4,719
Long-term debt, excluding current maturities (Note G)	30,755	31,018
Deferred credits and other liabilities
Deferred income taxes (Note M)	6,349	5,451
Other deferred credits	603	748
Total deferred credits and other liabilities	6,952	6,199
Commitments and contingencies (Note O)
Equity (Note H)
Preferred stock, $0.01 par value: authorized 100,000,000 shares; issued and outstanding 0 shares at December 31, 2025; issued and outstanding 20,000 shares at December 31, 2024	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 629,707,691 shares at December 31, 2025; issued 609,713,834 shares and outstanding 583,110,633 shares at December 31, 2024	7	6
Paid-in capital	20,961	16,354
Accumulated other comprehensive loss	(27)	(96)
Retained earnings	2,373	1,579
Treasury stock, at cost: 26,201,327 shares at December 31, 2025, and 26,603,201 shares at December 31, 2024	(829)	(807)
Total ONEOK shareholders' equity	22,485	17,036
Noncontrolling interests in consolidated subsidiaries	84	5,097
Total equity	22,569	22,133
Total liabilities and equity	$66,641	$64,069
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Operating activities
Net income	$3,462	$3,112	$2,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,134	769
Equity in net earnings from investments (Note N)	(386)	(439)	(202)
Distributions received from unconsolidated affiliates	397	390	202
Deferred income taxes (Note M)	957	889	829
Gain on sale of business (Note B)	—	(227)	—
Medford settlement gain (Note A)	—	—	(779)
Medford settlement proceeds (Note A)	—	—	502
Other, net	35	72	83
Changes in assets and liabilities:
Accounts receivable	(683)	49	107
Inventories, net of commodity imbalances	(263)	17	118
Accounts payable	671	114	(62)
Other assets and liabilities, net	(105)	(223)	195
Cash provided by operating activities	5,599	4,888	4,421
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(3,152)	(2,021)	(1,595)
Cash paid for acquisitions, net of cash acquired	(25)	(5,829)	(5,015)
Proceeds from the sale of business (Note B)	—	1,200	—
Purchases of and contributions to unconsolidated affiliates (Note N)	(622)	(111)	(207)
Medford settlement proceeds (Note A)	—	—	328
Other, net	48	149	85
Cash used in investing activities	(3,751)	(6,612)	(6,404)
Financing activities
Dividends paid	(2,583)	(2,313)	(1,839)
Short-term borrowings, net	820	—	—
Issuance of long-term debt, net of discounts (Note G)	2,989	7,094	5,298
Debt financing costs	(32)	(67)	(71)
Repurchase of common stock (Note H)	(75)	(159)	—
Delaware Basin JV Acquisition (Note B)	(550)	—	—
Extinguishment of long-term debt (Note G)	(2,979)	(2,003)	(1,300)
Repurchase of EnLink's Series C Preferred Units	—	(365)	—
Other, net	(93)	(68)	13
Cash provided by (used in) financing activities	(2,503)	2,119	2,101
Change in cash and cash equivalents	(655)	395	118
Cash and cash equivalents at beginning of period	733	338	220
Cash and cash equivalents at end of period	$78	$733	$338
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$1,732	$1,297	$653
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	ONEOK Shareholders' Equity
	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Millions of dollars)
January 1, 2023	$—	$5	$7,253	$(108)	$50	$(706)	$—	$6,494
Net income	—	—	—	—	2,659	—	—	2,659
Other comprehensive income	—	—	—	75	—	—	—	75
Preferred stock dividends - $55.00 per share	—	—	—	—	(1)	—	—	(1)
Magellan Acquisition consideration (Note B)	—	1	9,061	—	—	—	—	9,062
Common stock issued	—	—	9	—	—	29	—	38
Common stock dividends - $3.82 per share (Note H)	—	—	—	—	(1,839)	—	—	(1,839)
Other, net	—	—	(3)	—	(1)	—	—	(4)
December 31, 2023	—	6	16,320	(33)	868	(677)	—	16,484
Net income	—	—	—	—	3,035	—	77	3,112
Other comprehensive loss	—	—	—	(63)	—	—	—	(63)
Preferred stock dividends - $55.00 per share	—	—	—	—	(1)	—	—	(1)
Common stock issued	—	—	25	—	—	42	—	67
Common stock dividends - $3.96 per share (Note H)	—	—	—	—	(2,318)	—	—	(2,318)
Repurchase of common stock (Note H)	—	—	—	—	—	(172)	—	(172)
EnLink Controlling Interest Acquisition (Note B)	—	—	—	—	—	—	5,076	5,076
Distributions to noncontrolling interests							(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other, net	—	—	9	—	(5)	—	7	11
December 31, 2024	—	6	16,354	(96)	1,579	(807)	5,097	22,133
Net income	—	—	—	—	3,393	—	69	3,462
Other comprehensive income	—	—	—	69	—	—	—	69
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(9)	—	—	40	—	31
Common stock dividends - $4.12 per share (Note H)	—	—	—	—	(2,596)	—	—	(2,596)
Repurchase of common stock (Note H)	—	—	—	—	—	(62)	—	(62)
EnLink Acquisition (Note B)	—	1	4,377	—	—	—	(4,378)	—
Delaware Basin JV Acquisition (Note B)	—	—	185	—	—	—	(678)	(493)
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	—	—	19	19
Other, net	—	—	54	—	(3)	—	2	53
December 31, 2025	$—	$7	$20,961	$(27)	$2,373	$(829)	$84	$22,569
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a corporation incorporated under the laws of the state of Oklahoma.

Our Natural Gas Gathering and Processing segment provides midstream services to producers in the Rocky Mountain region, the Mid-Continent region and the Permian Basin. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. Most raw natural gas produced at the wellhead also contains a mixture of NGL components, including ethane, propane, iso-butane, normal butane and natural gasoline. Gathered wellhead natural gas is directed to our processing plants to remove NGLs, resulting in residue natural gas (primarily methane). Residue natural gas is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The NGLs separated from the raw natural gas are delivered through NGL pipelines to fractionation facilities for further processing.

In our Natural Gas Liquids segment, NGLs are extracted at our own and third-party natural gas processing plants and are gathered by our NGL gathering pipelines. Gathered NGLs are directed to our downstream fractionators to be separated into Purity NGLs. Purity NGLs are stored or distributed to our customers, such as petrochemical companies, propane distributors, diluent users, ethanol producers, refineries and exporters. We provide midstream services to producers of NGLs in the Rocky Mountain region, Mid-Continent region, Permian Basin and Gulf Coast region and deliver those products to the market. Our primary markets include the Mid-Continent in Conway, Kansas, the Gulf Coast in Mont Belvieu, Texas, Louisiana and the upper Midwest. The majority of the pipeline-connected natural gas processing plants in the Williston Basin, Oklahoma, Kansas and the Texas Panhandle as well as a large number in the Permian Basin, Barnett Shale, East Texas and Louisiana regions are connected to our NGL gathering systems.

In our Natural Gas Pipelines segment, we receive residue natural gas from third parties and our own natural gas processing plants and interconnecting pipelines. Residue natural gas is transported or stored for end users, such as large industrial customers, natural gas and electric utilities serving commercial and residential consumers and can ultimately reach international markets through liquified natural gas exports (Louisiana Gulf Coast) and cross border pipelines. Our assets are connected to key supply areas and demand centers, including export markets in Mexico via Roadrunner and supply areas in Canada and the United States via our interstate and intrastate natural gas pipelines, Northern Border and Matterhorn, which enables us to provide essential natural gas transportation and storage services. Growing demand from data centers and continued demand from local distribution companies, electric-generation facilities and large industrial companies support capital projects and low-cost expansions that position us well to provide additional services to our customers when needed.

Our Refined Products and Crude segment is principally engaged in the transportation, storage and distribution of Refined Products and crude oil. We are also engaged in the gathering of crude oil. Our crude oil assets are strategically located to gather, transport and store crude oil and are connected to refineries, export facilities and multiple trading and demand centers. Throughout our distribution system, terminals play a key role in facilitating product movements and marketing by providing storage, distribution, blending and other ancillary services. Products transported on our Refined Products pipeline system include gasoline, distillates, aviation fuel and certain NGLs. Shipments originate on our Refined Products pipeline system from direct connections to refineries or through interconnections with other pipelines or terminals for transportation and ultimate distribution to retail fueling stations, convenience stores, travel centers, railroads, airports and other end users.

Basis of Presentation - Our accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP.

Consolidation - Our Consolidated Financial Statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. Third-party ownership interests in our controlled subsidiaries are presented as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

We account for investments where we control the investment using the consolidation method of accounting. Under this method, we consolidate all assets and liabilities of an investment on our Consolidated Balance Sheets and record noncontrolling interests for the portion of the investment we do not own. We include all of the investment’s results of operations on our Consolidated Statements of Income and record income attributable to noncontrolling interests for the portion of the investment that we do not own. As of December 31, 2025, noncontrolling interests in our Consolidated Balance Sheets related to Ascension and MBTC Pipeline. As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these entities are now wholly owned subsidiaries and are no longer recorded as noncontrolling interests in our Consolidated Balance Sheets as of December 31, 2025. As of December 31, 2024, noncontrolling interests in our Consolidated Balance Sheets were composed of the approximately 57% of outstanding EnLink Units we did not own, Series B Preferred Units and the partially owned consolidated subsidiaries of EnLink.

See Note H for disclosures of our noncontrolling interests.

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

Distributions paid to us from our unconsolidated affiliates are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment. Cumulative distributions paid to us from the unconsolidated affiliate that exceed our cumulative proportionate share of income from the unconsolidated affiliate in each period represents a return of investment and is classified as an investing activity on our Consolidated Statements of Cash Flows.

Variable Interest Entities (VIEs) - We evaluate all legal entities in which we hold an ownership interest to determine if the entity is a VIE. Variable interests are ownership interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE, we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. We consolidate any VIE when we determine that we are the primary beneficiary.

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

See Note I for our VIE disclosures.

Use of Estimates - The preparation of our Consolidated Financial Statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts on our Consolidated Financial Statements. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities, derivative instruments and equity-method investments, obligations under employee benefit plans, allowance for credit losses, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation, environmental remediation and various other recorded or disclosed amounts. In addition, a portion of our revenues and cost of sales and fuel are recorded based on current month prices and estimated volumes. The estimates are reversed in the following month when we record actual volumes.

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

Services

Gathering only contracts (Natural Gas Gathering and Processing segment) - Under this type of contract, we charge fees for providing midstream services, which include gathering and treating our customers’ natural gas. Our performance obligation begins with delivery of raw natural gas to our system. This service is treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously.

Fee with POP contracts with producer take-in-kind rights (Natural Gas Gathering and Processing segment) - Under this type of contract, we do not control the stream of unprocessed natural gas that we receive at the wellhead due to the producer’s take-in-kind rights. We purchase commodities that the producer does not take-in-kind and charge fees for providing midstream services, which include gathering, treating, compressing and processing our customers’ natural gas. After performing these services, we return certain commodities to the producer, sell any remaining commodities and remit a portion of the commodity sales proceeds to the producer less our contractual fees. Our performance obligation begins with delivery of raw natural gas to our system. This service is treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously.

Transportation, exchange and terminal service contracts (Natural Gas Liquids and Refined Products and Crude segments) - Under this type of contract, we charge fees for providing midstream services, which may include a bundled combination of one or more of the following services: gathering, transporting, terminalling, fractionation or other ancillary services. Our performance obligation begins with delivery of product to our system. These services represent a series of distinct services that are treated as one performance obligation that is satisfied over time. We use the output method based on delivery of product to our system as the measure of progress, as our services are performed simultaneously. For transportation services under a tariff on our transportation pipelines, fees are recorded when our delivery obligation is complete. We have certain contracts that require counterparties to ship a minimum volume over an agreed-upon time period, which are contracted as minimum dollar or volume commitments. Revenue pursuant to these take-or-pay contracts is initially deferred and subsequently recognized when the customers utilize their committed volumes or when the likelihood of meeting the minimum volume commitment becomes remote.

Storage contracts (Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments) - We reserve a stated storage capacity and inject/withdraw/store commodities for our customers. As these services represent a stand-ready obligation provided on a daily basis over the life of the agreement, the fixed capacity reservation fees are allocated and evenly recognized in revenue over the contract term. Capacity reservation fees that vary based on a stated or implied economic index and correspond with the costs to provide our services are recognized in revenue as invoiced to our customers. We use the output method based on the passage of time to measure satisfaction of the performance obligation associated with our daily stand-ready services. Other fees are recognized in revenue as those services are provided and are dependent on the volume moved, which is at our customers’ discretion.

Firm service transportation contracts (Natural Gas Pipelines segment) - We reserve a stated transportation capacity and transport commodities for our customer. The capacity reservation and transportation services are considered a bundled service, as we integrate them into one stand-ready obligation provided on a daily basis over the life of the agreement and satisfied over time. Fixed capacity reservation fees are allocated and evenly recognized in revenue. Capacity reservation fees that vary based on a stated or implied economic index and correspond with the costs to provide our services are recognized in revenue based on a daily effective fee rate. If the capacity reservation fees vary solely as a contract feature, contract assets or liabilities are recorded for the difference between the amount recorded in revenue and the amount billed to the customer. Transportation fees are recognized in revenue as those services are provided and are dependent on the volume transported by our customer, which is at our customers’ discretion. We use the output method based on the passage of time to measure satisfaction of the performance obligation associated with our daily stand-ready services.

Interruptible transportation contracts (Natural Gas Pipelines segment) - We agree to transport natural gas on our pipelines between the customers’ specified nominated-receipt and delivery points if capacity is available after satisfying firm transportation service obligations. The transaction price is based on the transportation fees times the volumes transported. We use the output method based on delivery of product to the customer to measure satisfaction of the performance obligation. The total consideration for delivered volumes is recorded in revenue at the time of delivery, when the customer obtains control.

Many of the contract types described above contain additional fees or charges payable by customers for nonperformance (e.g., minimum volume commitments or product specifications), which are considered to be variable consideration. These fees and charges are not recorded until it is probable that a significant reversal of the associated revenue will not occur.

Receivables from Customers - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at December 31, 2025, and December 31, 2024, are related to customer receivables.

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

Purchase with fee (Natural Gas Liquids and Refined Products and Crude segments) - Under this type of contract, we purchase product at an index price and charge fees for providing midstream services, which may include a bundled combination of gathering, transporting and/or fractionation.

Operations and Maintenance - Operations and maintenance primarily includes (i) payroll and benefit costs, (ii) third-party costs for operations, maintenance and integrity management, regulatory compliance and environmental and safety, and (iii) other business-related service costs.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered. We present accounts receivable net of an allowance for credit losses to reflect the net amount expected to be collected. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of collectability, current conditions and supportable forecasts at each balance sheet date. At December 31, 2025, our allowance for credit losses was not material.

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

To reduce our exposure to fluctuations in natural gas, NGLs, Refined Products, condensate and crude oil prices, we periodically enter into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs, Refined Products, condensate and crude oil. Treasury locks and interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, we designate our derivative instruments as a hedge of exposure to changes in fair values or cash flows. We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing hedge effectiveness. We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess hedging relationships at the inception of the hedge, and periodically thereafter, to determine whether the hedging relationship is, and is expected to remain, highly effective. We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets and Equity Method Investments - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. Our qualitative goodwill impairment analysis performed as of July 1, 2025, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting units are less than the carrying value of their net assets.

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

See Notes E, F and N for our disclosures related to long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates, respectively.

Leases - We lease certain buildings, warehouses, office space, compression, land and equipment, including pipeline equipment, pipeline capacity, rail cars and information technology equipment. Our office space lease arrangements typically include variable lease cost related to utility expenses, which are determined based on our pro-rata share of building expenses each month and are expensed as incurred. Our lease payments are generally straight-line and the exercise of lease renewal options, which vary in term, is at our sole discretion. We include renewal periods in a lease term if we are reasonably certain to exercise available renewal options. Our lease agreements do not include any residual value guarantees or material restrictive covenants. We apply the short-term policy election, which allows us to exclude from recognition leases with an initial term of 12 months or less. Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease. Our finance lease assets and liabilities are not material.

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

Retirement and Other Postretirement Employee Benefits - We maintain three defined benefit pension plans, including the ONEOK Retirement Plan, covering certain legacy ONEOK employees, and the Magellan Pension Plan and the Magellan Pension Plan for USW Employees, each covering certain legacy Magellan employees. We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to certain legacy ONEOK employees hired prior to 2017 and certain legacy Magellan employees who retire after a specified age with at least five years of service and satisfy certain other conditions. The expense and liability related to these plans is calculated using statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, interest credit rating, mortality and employment length. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in changes in the costs and liabilities we recognize.

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

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States along with the tax authorities of several states. EnLink Midstream Operating, LP and EnLink Partners are both in the process of federal review by the Internal Revenue Service for the calendar years ended December 31, 2019, and December 31, 2020, and statute waivers are in place for these years. At this time, we believe the audits will close without a material impact. No other ONEOK entity is under any United States federal audits or statute waivers at this time.

See Note M for our income tax disclosures.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been material in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material effect on earnings or cash flows during 2025, 2024 and 2023. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

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

Medford Insurance Proceeds - In 2022, a fire occurred at our 210 MBbl/d Medford, Oklahoma, NGL fractionation facility. In the first quarter of 2023, we reached an agreement with our insurers to settle all claims for physical damage and business interruption related to the Medford incident. Under the terms of the settlement agreement, we agreed to resolve the claims for total insurance payments of $930 million, $100 million of which was received in 2022. The remaining $830 million was received in the first quarter of 2023. The proceeds serve as settlement for property damage, business interruption claims to the date of the settlement and as payment in lieu of future business interruption insurance claims. We applied the $830 million received to our outstanding insurance receivable at December 31, 2022, of $51 million, and recorded an operational gain for the remaining $779 million in other operating income, net, within the Consolidated Statement of Income for the year ended December 31, 2023. We classified proceeds received within the Consolidated Statement of Cash Flows based on our assessment of the nature of the loss (property and business interruption) included in the settlement.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard in 2025 and updated our income tax disclosures retrospectively. See Note M.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to provide disaggregated information for certain types of costs and expenses included in each income statement caption, such as inventory purchases, employee compensation, depreciation, intangible asset amortization and depletion. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging – Hedge Accounting Improvements (Topic 815), which is intended to enhance or clarify Topic 815 to better align hedge accounting with the economics of an entity’s risk management activities, allow hedging of groups of forecasted transactions and expand the types of hedge transactions that can be aggregated. Additionally, the guidance allows entities to designate a variable price component of a nonfinancial forecasted transaction, facilitate hedge accounting on variable-rate debt and provides clarification related to reference rate reform. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We elected to adopt this guidance beginning in the first quarter 2026. The adoption of this standard did not materially impact us.

B.     ACQUISITIONS AND DIVESTITURES

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

Delaware Basin JV Acquisition - On May 28, 2025, we completed the Delaware Basin JV Acquisition for $941 million. Pursuant to the purchase agreement, we paid $550 million in cash, including post-closing adjustments, which we funded with short-term borrowings and issued approximately 4.9 million shares of ONEOK common stock to the seller with a fair value of $391 million as of the closing date. Following the completion of the transaction, it is now a wholly owned subsidiary.

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

EnLink Controlling Interest Acquisition - On October 15, 2024, we completed the EnLink Controlling Interest Acquisition, acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units for $14.90 in cash per unit and 100% of the outstanding limited liability company interests in the managing member of EnLink for $300 million, for total cash consideration of $3.3 billion. Through our 100% ownership of the managing member of EnLink, we obtained control of EnLink. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. For additional information on our long-term debt, see Note G.

This acquisition meaningfully increased our scale and integrated value chain within the growing Permian Basin while expanding and extending our asset bases in the Mid-Continent, North Texas and Louisiana regions.

The EnLink Controlling Interest Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Determining the fair value of acquired assets and liabilities assumed required management to make estimates, assumptions and judgments, and in some cases, management also utilized third-party specialists to assist and advise on those estimates.

The following tables set forth the acquisition consideration and final purchase price allocation of assets acquired and liabilities assumed:

October 15, 2024
(Millions of dollars and units, except per unit data)
EnLink Units outstanding
43% of EnLink Units outstanding	200.3
Cash consideration per EnLink unit	$14.90
Cash consideration for EnLink Units	$2,985
100% of the outstanding liability company interests in the managing member of EnLink	300
Total cash consideration	$3,285

October 15, 2024
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$446
Accounts receivables, net	551
Inventories	87
Other current assets	38
Property, plant and equipment	11,447
Investments in unconsolidated affiliates	342
Intangible assets	1,051
Other assets	129
Total assets acquired	14,091
Liabilities assumed:
Current maturities of long-term debt	758
Accounts payable	465
Other current liabilities (a)	532
Long-term debt, excluding current maturities	4,577
Deferred income taxes	1,988
Other deferred credits and liabilities	90
Total liabilities assumed	8,410
Noncontrolling interests	5,076
Total identifiable net assets	605
Goodwill	2,680
Total purchase price	$3,285
(a) - Included obligation to repay Series C Preferred Units. See Note H.

In 2025, there were no material changes to the preliminary purchase price allocation as disclosed in our 2024 Annual Report.

Property, plant and equipment:
Property, plant and equipment consisted primarily of pipeline and rights of way, pipeline-related equipment and processing plant and fractionators and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
Net identifiable intangible assets related to customer relationships that will be amortized over the period of expected benefit.

Long-term debt, excluding current maturities:
We utilized publicly traded prices to estimate the fair value. The debt comprised senior unsecured obligations with varying maturities and interest rates as outlined in Note G. Recognizing the debt at its acquisition date fair value resulted in a discount from the notional value. The discount was immaterial and will be amortized into interest expense over the remaining life of the debt.

Deferred income taxes:
The EnLink Controlling Interest Acquisition resulted in a difference between the carrying value of the underlying assets acquired and the carryover tax basis of assets, which resulted in a deferred tax liability recorded as part of the purchase price allocation.

Goodwill:
We established deferred income tax liabilities resulting from carryover tax basis, which increased goodwill. The remainder of the goodwill balance primarily represented commercial synergies. Goodwill will not be deductible for tax purposes. For additional information on goodwill, see Note F.

Noncontrolling interest:
Represented the approximately 57% of EnLink Units not acquired in the EnLink Controlling Interest Acquisition, valued at the acquisition date closing price of EnLink, the Series B Preferred Units and partially owned consolidated subsidiaries.

Results of operations:
The results of operations attributable to the EnLink Controlling Interest Acquisition have been included in our Consolidated Financial Statements since the date of acquisition. Revenue and income before income taxes attributable to the net assets acquired for the period October 15, 2024, through December 31, 2024, were $1.5 billion and $173 million, respectively.

Medallion Acquisition - On October 31, 2024, we completed the Medallion Acquisition with GIP, acquiring all of the equity interests in Medallion for total cash consideration of $2.6 billion, inclusive of the purchase of additional interests in a Medallion joint venture owned by a separate third party. We used a portion of the proceeds from our September 2024 underwritten public offering of $7.0 billion senior unsecured notes to fund this acquisition. For additional information on our long-term debt, see Note G.

This acquisition expanded our midstream services for crude oil and condensate in West Texas, specifically the Midland Basin. The assets of Medallion included crude oil gathering and transportation pipelines and crude oil storage facilities. Medallion’s assets and operations are reported in our Refined Products and Crude segment.

The Medallion Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Determining the fair value of acquired assets and liabilities assumed required management to make estimates, assumptions and judgments, and in some cases, management also utilized third-party specialists to assist and advise on those estimates.

The following table sets forth the final purchase price allocation of assets acquired and liabilities assumed:

October 31, 2024
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$36
Accounts receivables, net	114
Other current assets	22
Property, plant and equipment	1,596
Intangible assets	730
Other assets	2
Total assets acquired	2,500
Liabilities assumed:
Accounts payable	103
Other current liabilities	3
Other deferred credits and liabilities	40
Total liabilities assumed	146
Total identifiable net assets	2,354
Goodwill	263
Total purchase price	$2,617

In 2025, there were no material changes to the preliminary purchase price allocation as disclosed in our 2024 Annual Report.

Property, plant and equipment:
Property, plant and equipment consisted primarily of pipeline and pump station equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets.

Intangible assets:
Net identifiable intangible assets related to customer relationships that will be amortized over the period of expected benefit.

Goodwill:
Goodwill represented commercial synergies and is expected to be fully deductible for tax purposes. For additional information on goodwill, see Note F.

Results of operations:
The results of operations attributable to the Medallion Acquisition have been included in our Consolidated Financial Statements since the date of acquisition. Revenue and income before income taxes attributable to the net assets acquired for the period November 1, 2024, through December 31, 2024, were $256 million and $43 million, respectively.

Gulf Coast NGL Pipelines Acquisition - On June 17, 2024, we completed the acquisition of a system of NGL pipelines from Easton Energy, a Houston-based midstream company, for approximately $280 million. This acquisition in our Natural Gas Liquids segment included approximately 450 miles of liquids products pipelines located in the strategic Gulf Coast market centers for NGLs, Refined Products and crude oil.

Interstate Natural Gas Pipeline Divestiture - On December 31, 2024, we sold three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc. for total cash consideration of $1.2 billion and recognized a gain of $227 million in other operating income, net, within the Consolidated Statement of Income for the year ended December 31, 2024. This transaction aligned and enhanced our capital allocation priorities within our integrated value chain. These pipeline systems were previously reported in our Natural Gas Pipelines segment.

Magellan Acquisition - On September 25, 2023, we completed the Magellan Acquisition. This acquisition strategically diversified our complementary asset base and allows for significant expected synergies as a combined entity. Each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash, for a total consideration of $14.1 billion. A total of approximately 135 million shares of common stock were issued, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition. We funded the cash portion of this acquisition with an underwritten public offering of $5.25 billion senior unsecured notes. For additional information on our long-term debt, please see Note G.

The Magellan Acquisition was accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Determining the fair value of acquired assets and liabilities assumed required management to make estimates, assumptions and judgments, and in some cases, management also utilized third-party specialists to assist and advise on those estimates.

The following tables set forth the acquisition consideration and final purchase price allocation of assets acquired and liabilities assumed:

September 25, 2023
(Millions of dollars and shares/units, except per share/unit data)
Magellan public common units outstanding	202.1
Cash consideration per Magellan unit	$25.00
Cash consideration	$5,052
Magellan public common units outstanding	202.1
ONEOK exchange ratio per Magellan unit	0.667
Shares of ONEOK common stock issued	134.8
ONEOK common stock closing price on September 25, 2023	$66.54
Fair value of common stock issued	$8,969
Fair value of Magellan replacement equity awards	93
Equity consideration	$9,062
Total consideration	$14,114

September 25, 2023
Assets acquired:	(Millions of dollars)
Cash and cash equivalents	$37
Accounts receivables, net	333
Inventories	352
Other current assets	140
Property, plant and equipment	11,644
Investments in unconsolidated affiliates	922
Intangible assets	1,124
Other assets	121
Total assets acquired	14,673
Liabilities assumed:
Accounts payable	213
Other current liabilities	721
Long-term debt, excluding current maturities	4,013
Other deferred credits and liabilities	201
Total liabilities assumed	5,148
Total identifiable net assets	9,525
Goodwill	4,589
Total purchase price	$14,114

Intangible assets:
The preliminary value of net identifiable intangible assets related to customer relationships that will be amortized over the period of expected benefit.

Goodwill:
Goodwill primarily represented expected tax benefits from future depreciation and amortization of acquired assets and commercial synergies, and is expected to be fully deductible for tax purposes. For additional information on goodwill, see Note F.

Transaction Costs - The following table sets forth the impact of acquisition-related transaction costs in our Consolidated Statements of Income as of the periods indicated:

	Years Ended
	December 31,
	2025 (a)	2024 (b)	2023 (c)
	(Millions of dollars)
Transaction costs	$81	$73	$158
Interest expense	—	23	21
Total	$81	$96	$179
(a) - Primarily nonrecurring costs including $65 million related primarily to advisory fees and severance and $16 million of noncash compensation expense related to the settlement of share-based awards for certain EnLink employees associated with the EnLink Acquisition.
(b) - Primarily nonrecurring costs related to advisory fees and bridge commitment fees associated with the EnLink Controlling Interest Acquisition and Medallion Acquisition.
(c) - Primarily nonrecurring costs related to advisory fees, severance and settlement of share-based awards for certain Magellan employees and integration costs, as well as bridge facility commitment fees associated with the Magellan Acquisition.

Pro Forma Financial Information (unaudited)

The following table sets forth the unaudited supplemental pro forma financial information for the years ended December 31, 2024 and 2023, as if we had completed the Magellan Acquisition on January 1, 2022, and the EnLink Controlling Interest Acquisition and the Medallion Acquisition on January 1, 2023:

	Year Ended December 31, 2024
		Pro Forma EnLink Controlling Interest Acquisition	Pro Forma Medallion Acquisition	Pro Forma Combined
	As reported
	(Millions of dollars)
Revenues	$21,698	$4,579	$1,078	$27,355
Net income	$3,112	$288	$81	$3,481

	Year Ended December 31, 2023
		Pro Forma EnLink Controlling Interest Acquisition	Pro Forma Medallion Acquisition	Pro Forma Magellan Acquisition	Pro Forma Combined
	As reported
	(Millions of dollars)
Revenues	$17,677	$6,239	$947	$2,322	$27,185
Net income	$2,659	$383	$(16)	$232	$3,258

The summarized unaudited pro forma information reflects the following adjustments:
•Reflects depreciation and amortization based on the final fair values of property, plant and equipment, and intangible assets;
•Reflects nonrecurring transaction costs incurred presented above that were reclassified and included in pro forma net income as if they had been incurred as of the earliest period presented for each respective acquisition;
•Reflects interest expense related to the underwritten public offerings of senior unsecured notes used to fund the cash consideration and other costs related to the acquisitions;
•Reflects the amortization of excess fair value of Magellan and EnLink share-based awards;
•Reflects the income tax effect of the pro forma adjustments;
•Reflects the elimination of historical activity between ONEOK, Magellan, EnLink and Medallion.

C.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	December 31, 2025
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$60	$69	$—	$129	$(67)	$62
Total derivative assets	$60	$69	$—	$129	$(67)	$62

Derivative liabilities
Commodity contracts	$(21)	$(46)	$—	$(67)	$67	$—
Total derivative liabilities	$(21)	$(46)	$—	$(67)	$67	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2025, we held no cash and posted cash of $4 million with a counterparty, which is included in other current assets in our Consolidated Balance Sheets.

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

The book value of our consolidated long-term debt, including current maturities, was $32.0 billion and $32.1 billion at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the estimated fair value of our consolidated long-term debt, including current maturities, was $32.7 billion and $31.9 billion, respectively. For comparability to the book value of our consolidated long-term debt, the unamortized debt discounts and issuance costs at December 31, 2025 and 2024, totaled $1.2 billion and $1.1 billion, respectively, which resulted in the estimated fair value, net of unamortized debt discounts and issuance costs, of $31.5 billion and $30.8 billion, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

In our Natural Gas Pipelines segment, we are primarily exposed to commodity price risk on our intrastate pipelines because they consume natural gas in operations and retain natural gas from our customers for operations or as part of our fee for compression services provided. When the amount consumed in operations differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas inventory, which can expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of natural gas price fluctuations. We are also exposed to location price differential risk as a result of the relative value of natural gas purchases at one location and sales at another location, primarily related to our optimization and marketing business. As part of our hedging strategy, we utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to natural gas.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. Treasury locks are agreements to pay the difference between the benchmark Treasury rate and the rate that is designated in the terms of the agreement. In the third quarter and second quarter of 2025, we entered into $300 million notional quantity and $700 million notional quantity, respectively, of Treasury locks to hedge the variability of interest payments on a portion of our forecasted debt issuances. In the third quarter of 2025, we settled all of the outstanding $1.0 billion notional quantity of Treasury locks in connection with our underwritten public offering of $3.0 billion senior unsecured notes in August 2025. All of our Treasury locks were designated as cash flow hedges.

At December 31, 2025, and December 31, 2024, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - See Note A for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		December 31, 2025		December 31, 2024
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	$112	$(50)	$39	$(47)
Total derivatives designated as hedging instruments		112	(50)	39	(47)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets/liabilities	17	(17)	36	(33)
	Other deferred credits	—	—	—	(6)
Total derivatives not designated as hedging instruments		17	(17)	36	(39)
Total derivatives		$129	$(67)	$75	$(86)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	December 31, 2025	December 31, 2024
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(19.4)	(12.2)
- NGLs, Refined Products and crude oil (MMBbl)	(22.1)	(12.2)
Basis
- Natural gas (Bcf)	(17.9)	(11.2)
- NGLs, Refined Products and crude oil (MMBbl)	(0.6)	—

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(4.1)	(8.0)
- NGLs, Refined Products and crude oil (MMBbl)	0.1	(2.7)
Basis
- Natural gas (Bcf)	(0.2)	(3.7)
- NGLs, Refined Products and crude oil (MMBbl)	—	(0.2)
Swing Swaps
- Natural gas (Bcf)	(0.6)	(0.2)

Cash Flow Hedges - At December 31, 2025 and 2024, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $19 million and $(38) million, respectively. Corresponding unrealized gains (losses) related to risk-management assets and liabilities at December 31, 2025 and 2024, are not material.

The following table sets forth the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Commodity contracts	$83	$(50)	$147
Interest-rate contracts	(5)	(19)	54
Total unrealized change in fair value of cash flow hedges in other comprehensive income (loss)	$78	$(69)	$201

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
		Years Ended December 31,
		2025	2024	2023
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$53	$60	$201
	Cost of sales and fuel	(34)	(19)	(93)
Interest-rate contracts	Interest expense	(16)	(20)	(21)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$3	$21	$87

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

At December 31, 2025, the credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, as of the dates indicated:

	Estimated Useful Lives (Years)	December 31, 2025	December 31, 2024
		(Millions of dollars)
Gathering pipelines and related equipment	3 to 47	$13,219	$11,643
Processing and fractionation and related equipment	3 to 40	12,594	12,406
Storage and related equipment	5 to 54	3,770	3,684
Transmission pipelines and related equipment	3 to 87	21,756	21,315
General plant and other	2 to 60	1,171	1,316
Land	—	416	592
Construction work in process	—	2,563	1,318
Property, plant and equipment		55,489	52,274
Accumulated depreciation and amortization		(7,628)	(6,339)
Net property, plant and equipment		$47,861	$45,935

The depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $1.4 billion, $1.1 billion and $736 million, respectively.

We incurred costs for construction work in process that had not been paid at December 31, 2025, 2024 and 2023, of $173 million, $179 million and $242 million, respectively. Such amounts are not included in capital expenditures (less AFUDC) on the Consolidated Statements of Cash Flows.

EnLink Controlling Interest Acquisition - In October 2024, we completed the EnLink Controlling Interest Acquisition and acquired property, plant and equipment, which primarily include pipeline and rights of way, pipeline-related equipment, processing plants and fractionators, valued at $11.4 billion.

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

F.    GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, for the periods indicated:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total
	(Millions of dollars)
Gross goodwill	$639	$1,863	$353	$5,389	$8,244
Accumulated impairment losses	(153)	—	—	—	(153)
December 31, 2024	486	1,863	353	5,389	8,091
EnLink Controlling Interest Acquisition adjustment	8	(45)	2	(2)	(37)
Medallion Acquisition adjustment	—	—	—	4	4
December 31, 2025	$494	$1,818	$355	$5,391	$8,058

Intangible Assets - Our intangible assets relate primarily to acquired customer relationships from our recent acquisitions and are being amortized on a straight-line basis over a weighted average life of 26 years. Amortization expense for intangible assets was $138 million in 2025, $62 million in 2024 and $33 million in 2023. The amortization expense for each of the next five years is estimated to be $135 million. The following table reflects the gross carrying amount and accumulated amortization of intangible assets as of the dates presented:

	December 31,
	2025	2024
	(Millions of dollars)
Gross intangible assets	$3,290	$3,290
Accumulated amortization	(389)	(251)
Intangible assets, net	$2,901	$3,039
.

G.    DEBT
The following table sets forth our consolidated debt as of the dates indicated:

	December 31, 2025	December 31, 2024
	(Millions of dollars)
Commercial paper outstanding, bearing a weighted-average interest rate of 3.91% as of December 31, 2025 (a)	$820	$—
Senior unsecured obligations:
$250 at 3.2% due March 2025	—	250
$750 at 4.15% due June 2025 (b)	—	422
$400 at 2.2% due September 2025	—	387
$600 at 5.85% due January 2026	—	600
$650 at 5.0% due March 2026	—	650
$500 at 4.85% due July 2026 (b)	491	491
$750 at 5.55% due November 2026	750	750
$500 at 4.0% due July 2027	500	500
$1,250 at 4.25% due September 2027	1,250	1,250
$500 at 5.625% due January 2028 (b)	500	500
$800 at 4.55% due July 2028	800	800
$100 at 6.875% due September 2028	100	100
$750 at 5.650% due November 2028	750	750
$700 at 4.35% due March 2029	700	700
$500 at 5.375% due June 2029 (b)	499	499
$750 at 3.4% due September 2029	714	714
$600 at 4.4% due October 2029	600	600
$850 at 3.1% due March 2030	780	780
$500 at 3.25% due June 2030	500	500
$1,000 at 6.5% due September 2030 (b)	1,000	1,000
$500 at 5.8% due November 2030	500	500
$600 at 6.35% due January 2031	600	600
$1,250 at 4.75% due October 2031	1,250	1,250
$750 at 4.95% due October 2032	750	—
$750 at 6.1% due November 2032	750	750
$1,500 at 6.05% due September 2033	1,500	1,500
$500 at 5.65% due September 2034 (b)	500	500
$1,600 at 5.05% due November 2034	1,600	1,600
$400 at 6.0% due June 2035	400	400
$1,000 at 5.4% due October 2035	1,000	—
$600 at 6.65% due October 2036	600	600
$250 at 6.4% due May 2037	250	250
$600 at 6.85% due October 2037	600	600
$650 at 6.125% due February 2041	650	650
$250 at 4.2% due December 2042	250	250
$400 at 6.2% due September 2043	400	400
$550 at 5.15% due October 2043	550	550
$350 at 5.6% due April 2044 (b)	340	340
$250 at 4.2% due March 2045	250	250
$450 at 5.05% due April 2045 (b)	413	413
$500 at 4.25% due September 2046	500	500
$500 at 5.45% due June 2047 (b)	448	448
$700 at 4.95% due July 2047	407	564
$500 at 4.2% due October 2047	500	500
$1,000 at 5.2% due July 2048	753	919
$500 at 4.85% due February 2049	500	500
$750 at 4.45% due September 2049	380	576
$500 at 4.5% due March 2050	271	443
$800 at 3.95% due March 2050	797	797
$300 at 7.15% due January 2051	300	300
$1,750 at 6.625% due September 2053	1,750	1,750
$1,500 at 5.7% due November 2054	1,480	1,500
$1,250 at 6.25% due October 2055	1,250	—
$800 at 5.85% due November 2064	722	800
Total debt	33,965	33,243
Unamortized debt discounts	(979)	(1,000)
Unamortized debt issuance costs and terminated swaps	(170)	(166)
Current maturities of long-term debt	(1,241)	(1,059)
Short-term borrowings (a)	(820)	—
Long-term debt	$30,755	$31,018
(a) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less.
(b) - As of December 31, 2024, amounts represent EnLink and EnLink Partners’ debt acquired in the EnLink Controlling Interest Acquisition on October 15, 2024. At the completion of the EnLink Acquisition on January 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners.

Commercial Paper Program - In September 2025, we increased the size of our commercial paper program to $3.5 billion from $2.5 billion.

$3.5 Billion Credit Agreement - In February 2025, we amended and restated our $2.5 Billion Credit Agreement to increase the size to $3.5 billion, extend the term to February 2030 and make other nonmaterial modifications. Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash items and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. In December 2025, we completed the acquisition of a system of gas gathering assets, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending June 30, 2026, after which it will decrease to 5.0 to 1.

The $3.5 Billion Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the $3.5 Billion Credit Agreement, we may request up to an aggregate $1.0 billion increase in the size of the facility, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. The $3.5 Billion Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Borrowings, if any, will accrue at Term SOFR plus an applicable margin based on our credit ratings at the time of determination plus an adjustment of 10 basis points. Under our current credit ratings, the applicable margin on any borrowings would be 110 basis points. We are required to pay an annual facility fee equal to the daily amount of aggregate commitments under the $3.5 Billion Credit Agreement times an applicable rate based on our credit rating at the time of determination. Under our current credit ratings, the applicable rate is 15 basis points. We have the option to request two additional one-year maturity extensions, subject to lender approvals. The $3.5 Billion Credit Agreement also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder. As of December 31, 2025, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.3 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

EnLink Acquisitions - In October 2024, we completed the EnLink Controlling Interest Acquisition and, as a result, we acquired the EnLink Revolving Credit Facility. The EnLink Revolving Credit Facility, which would have matured in June 2027, was a $1.4 billion unsecured revolving credit facility that included a $500 million letter of credit subfacility. Borrowings under the EnLink Revolving Credit Facility bore interest at Term SOFR plus a Term SOFR spread adjustment of 0.10% per annum and an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the federal funds rate plus 0.50%, one-month Adjusted Term SOFR plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). Upon closing of the EnLink Acquisition on January 31, 2025, the EnLink Revolving Credit Facility was terminated.

In October 2024, we completed the EnLink Controlling Interest Acquisition and, as a result, we acquired the $500 million EnLink AR Facility. In December 2024, EnLink terminated the EnLink AR Facility, and we entered into an agreement to provide revolving unsecured loans to EnLink through a promissory note at an interest rate of 4.85% at December 31, 2024. This was a floating rate agreement, which bore interest at ONEOK’s current short-term borrowing rate plus 0.25%. At December 31, 2024, we held a promissory note receivable of $510 million, which was eliminated in consolidation. Interest earned from this agreement was not material. Upon closing of the EnLink Acquisition on January 31, 2025, we terminated the agreement to provide revolving unsecured loans to EnLink through a promissory note.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

Debt Issuances - We completed the following underwritten public offerings for the periods presented:

	2025 (a)		2024 (b)		2023 (c)
	Principal	Interest	Principal	Interest	Principal	Interest
(Millions of dollars, except for percentages)
3 year note			$1,250	4.25%	$750	5.55%
5 year note			600	4.4%	750	5.65%
7 year note	$750	4.95%	1,250	4.75%	500	5.80%
10 year note	1,000	5.4%	1,600	5.05%	1,500	6.05%
30 year note	1,250	6.25%	1,500	5.7%	1,750	6.625%
40 year note			800	5.85%
Total	$3,000		$7,000		$5,250
(a) - The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $2.96 billion. The net proceeds from this offering were partially used to repay our commercial paper outstanding and repay in full at maturity our senior notes due September 2025. The remaining net proceeds from the offering were used for general corporate purposes, including the repurchase and redemption of existing notes.
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
(c) - The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $5.2 billion. The net proceeds were used to fund the cash consideration and other costs related to the Magellan Acquisition.

Debt Extinguishments - We completed the following debt extinguishments for the periods presented:

2025		2024		2023
	Principal		Principal		Principal
(Millions of dollars, except for percentages)
$250 at 3.2% due March 2025	$250	$500 at 2.75% due September 2024	$484	$500 at 7.5% due September 2023 (a)	$500
$750 at 4.15% due June 2025	422	$500 at 4.9% due March 2025 (a)	500	$425 at 5.0% due September 2023 (a)	425
$400 at 2.2% due September 2025	387	Guardian Term Loan Agreement	120	Open Market Repurchases (c)	322
$600 at 5.85% due January 2026 (a)	600	Viking Term Loan Agreement	60
$650 at 5.0% due March 2026 (a)	650	EnLink Revolving Credit Facility	465
Open Market Repurchases (b)	789	EnLink AR Facility	374
Total	$3,098		$2,003		$1,247
(a) - Amounts redeemed at 100% of principal plus accrued and unpaid interest.
(b) - In 2025, we repurchased in the open market certain of our senior notes in the principal amount of $789 million for an aggregate repurchase price of $681 million, including accrued and unpaid interest. In connection with these open market repurchases, we recognized $106 million of net gains on extinguishment of debt which is included in other income, net in our Consolidated Statement of Income for the year ended December 31, 2025.
(c) - In 2023, we repurchased in the open market certain of our senior notes in the principal amount of $322 million for an aggregate repurchase price of $280 million, including accrued and unpaid interest. In connection with these open market repurchases, we recognized $41 million of net gains on extinguishment of debt which is included in other income, net in our Consolidated Statement of Income for the year ended December 31, 2023.

The aggregate maturities of long-term debt outstanding and interest payments on total debt outstanding as of December 31, 2025, for the years 2026 through 2030 are shown below:

	Senior Unsecured Obligations	Interest Obligations on Debt	Total
	(Millions of dollars)
2026	$1,241	$1,739	$2,980
2027	$1,750	$1,668	$3,418
2028	$2,150	$1,566	$3,716
2029	$2,513	$1,451	$3,964
2030	$2,780	$1,341	$4,121

Compliance with Debt Covenants - As of December 31, 2025, we were in compliance with the covenants contained in our various debt agreements.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

Debt Guarantees - At the completion of the EnLink Acquisition on January 31, 2025, ONEOK assumed the outstanding debt of EnLink and EnLink Partners (the “Assumed Debt”). EnLink and EnLink Partners were released as primary obligors from all debt obligations under the Assumed Debt, but each entity provided a guarantee for our and ONEOK Partners’ indebtedness to the holders of each series of outstanding securities, including for the Assumed Debt.

ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness.

H.    EQUITY

Noncontrolling Interests - As of December 31, 2025, noncontrolling interests in our Consolidated Balance Sheets related to Ascension and MBTC Pipeline. On February 4, 2025, we announced a definitive agreement to form the MBTC Pipeline joint venture, of which we own 80%. As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these entities are now wholly owned subsidiaries and are no longer recorded as noncontrolling interests in our Consolidated Balance Sheets as of December 31, 2025.

In October 2024, we completed the EnLink Controlling Interest Acquisition, acquiring GIP’s interest in EnLink consisting of approximately 43% of the outstanding EnLink Units. In connection with the EnLink Controlling Interest Acquisition, we recorded noncontrolling interests with a fair value of $5.1 billion representing the approximately 57% of outstanding EnLink Units we did not own, the Series B Preferred Units and partially owned consolidated subsidiaries of EnLink.

As of December 31, 2024, included within noncontrolling interests are Series B Preferred Units, which were issued under EnLink Partners’ partnership agreement and represent noncontrolling ownership interests in EnLink Partners. EnLink Partners was a controlled subsidiary of EnLink in which EnLink owned all of the outstanding common units. Series B Preferred Units were exchangeable for EnLink Units in an amount equal to the number of outstanding Series B Preferred Units multiplied by an exchange ratio of 1.15, subject to certain adjustments. The exchange was subject to our option to pay cash instead of issuing additional EnLink common units.

As of December 31, 2024, $515 million of noncontrolling interest on our Consolidated Balance Sheets related to Series B Preferred Units, and there were 27.4 million units outstanding. There were no Series B Preferred Units converted or redeemed during the ownership period of October 15, 2024, through December 31, 2024. Distributions made on Series B Preferred Units were not material.

As of December 31, 2024, EnLink owned a 50.1% interest in the Delaware Basin JV, which owns processing facilities located in the Delaware Basin in Texas. Noncontrolling interests included the other owner’s minority interest in the Delaware Basin JV. As of December 31, 2024, $684 million of noncontrolling interests on our Consolidated Balance Sheets related to the Delaware Basin JV and the other partially owned consolidated subsidiary of EnLink was not material.

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

EnLink Series C Preferred Units - Series C Preferred Units represented noncontrolling ownership interests in EnLink Partners. In September 2024, EnLink gave notice to redeem all of its outstanding Series C Preferred Units, and reclassified the obligation to a liability on their Consolidated Balance Sheets. On October 17, 2024, EnLink redeemed all outstanding Series C Preferred Units at $1,000 per Series C Preferred Unit, plus $8.28 per Series C Preferred Unit of unpaid distributions, for $365 million with proceeds received from borrowings under the EnLink Revolving Credit Facility. As of December 31, 2024, there were no remaining Series C Preferred Units outstanding.

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

In September 2023, we completed the Magellan Acquisition. Pursuant to the Magellan Merger Agreement, each common unit of Magellan was exchanged for a fixed ratio of 0.667 shares of ONEOK common stock and $25.00 of cash. We issued approximately 135 million shares of common stock, with a fair value of approximately $9.0 billion as of the closing date of the Magellan Acquisition.

We have an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate offering price of $1.0 billion. The program allows us to offer and sell common stock at prices we deem appropriate through a sales agent, in forward sales transactions through a forward seller or directly to one or more of the program’s managers acting as principals. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. As of December 31, 2025, no shares have been sold through our “at-the-market” program.

Share Repurchase Program - In January 2024, our Board of Directors authorized a share repurchase program to buy up to $2.0 billion of our outstanding common stock. We expect shares to be acquired from time to time in open market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. The program will terminate upon completion of the repurchase of the $2.0 billion of common stock or on January 1, 2029, whichever occurs first. For the year ended December 31, 2025, we repurchased $62 million of our outstanding common stock under the program with cash on hand. For the year ended December 31, 2024, we repurchased $172 million of our outstanding common stock under the program with cash on hand and short-term borrowings.

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. Dividends paid totaled $2.6 billion, $2.3 billion and $1.8 billion for 2025, 2024 and 2023, respectively. The following table sets forth the quarterly dividends per share paid on our common stock in the periods indicated:

	Years Ended December 31,
	2025	2024	2023
First Quarter	$1.03	$0.99	$0.955
Second Quarter	1.03	0.99	0.955
Third Quarter	1.03	0.99	0.955
Fourth Quarter	1.03	0.99	0.955
Total	$4.12	$3.96	$3.82

Additionally, a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis) was declared for shareholders of record at the close of business on February 2, 2026, and paid on February 13, 2026.

I.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As of December 31, 2024, we consolidated EnLink, Delaware Basin JV and Ascension VIEs. As a result of the Delaware Basin JV Acquisition and the EnLink Acquisition, these respective entities are no longer considered VIEs.

As of December 31, 2025, we consolidated the following VIEs:

MBTC Pipeline - On February 4, 2025, we announced a definitive agreement with MPLX LP to form the MBTC Pipeline joint venture, which will construct and operate a 24-inch pipeline from our Mont Belvieu, Texas, storage facility to a new liquified petroleum gas export terminal in Texas City, Texas. We own an 80% interest in MBTC Pipeline, and we are the operator. MBTC Pipeline is a VIE because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact MBTC Pipeline.

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

As of December 31, 2025, the assets and liabilities of our consolidated VIEs were not material. The following table presents the balance sheet information for the assets and liabilities that are only for the use or obligation of our consolidated VIEs, which were included in our Consolidated Balance Sheets as of December 31, 2024:

December 31, 2024
(Millions of dollars)
Assets:
Cash and cash equivalents	$46
Accounts receivable, net	735
Inventories	54
Other current assets	39
Net property, plant and equipment	11,397
Investments in unconsolidated affiliates	317
Goodwill	2,717
Intangible assets, net	1,047
Other assets	134

Liabilities:
Current maturities of long-term debt	$422
Accounts payable	639
Commodity imbalances	10
Accrued interest	73
Other current liabilities	90
Long-term debt, excluding current maturities	4,693
Deferred income taxes	2,041
Other deferred credits	97

J.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Year Ended December 31, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$3,393	624.8	$5.43
Diluted EPS
Effect of dilutive securities	—	1.1
Net income attributable to ONEOK available for common stock and common stock equivalents	$3,393	625.9	$5.42

	Year Ended December 31, 2024
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$3,034	584.6	$5.19
Diluted EPS
Effect of dilutive securities	—	1.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$3,034	586.5	$5.17

	Year Ended December 31, 2023
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income available for common stock	$2,658	484.3	$5.49
Diluted EPS
Effect of dilutive securities	—	1.1
Net income available for common stock and common stock equivalents	$2,658	485.4	$5.48

K.    SHARE-BASED PAYMENTS

Our Equity Incentive Plan (EIP) provides for the granting of stock-based compensation to eligible employees and non-employee directors, including restricted stock units, performance units, director stock awards and other awards. In May 2025, our shareholders approved the 2025 Equity Incentive Plan (2025 EIP), which replaced the EIP approved by our shareholders in 2018. All new equity awards are issued under the 2025 EIP. There were 19.1 million shares of common stock authorized for issuance under the 2025 EIP and at December 31, 2025, we had 18.6 million shares available for issuance. This calculation of available shares reflects shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the 2025 EIP, excluding estimated forfeitures expected to be returned to the plan.

EnLink Acquisitions - As discussed in Note B, we completed the EnLink Controlling Interest Acquisition on October 15, 2024. EnLink had previously issued restricted incentive units and performance units that vest at the end of a designated period, typically three years. The fair value of these awards attributable to pre-combination service was allocated to consideration transferred and was included as part of the purchase price. The portion attributable to post-combination service is being recognized as compensation expense on a straight-line basis over the remaining vesting period of the awards. Upon completion of the EnLink Acquisition on January 31, 2025, each outstanding unit-based award was converted into a restricted stock unit with respect to shares of our common stock and measured at their acquisition date fair value as if they were vested and issued on the acquisition date. Converted restricted stock unit awards accrue dividend equivalents that are paid out in cash quarterly.

Magellan Acquisition - As discussed in Note B, we completed the Magellan Acquisition on September 25, 2023. Prior to the acquisition, Magellan had previously issued unit-based awards consisting of time-vested phantom units and performance phantom units, that vested at the end of a designated period, typically three years. Pursuant to the terms of the Magellan Merger Agreement, each outstanding unit-based award was converted into a restricted stock unit with respect to shares of our common stock and measured at their acquisition date fair value as if they were vested and issued on the acquisition date. The fair value attributable to pre-combination service was allocated to consideration transferred and was included as part of the purchase price. The portion attributable to post-combination service is being recognized as compensation expense on a straight-line basis over the remaining vesting period of the awards. Converted restricted stock unit awards accrue dividend equivalents that are paid out in cash at vesting.

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

Performance Unit Awards - We have granted performance unit awards to key employees that vest at the end of a three-year period. Upon vesting, a holder of outstanding performance units is entitled to receive a number of shares of our common stock equal to a percentage (0% to 200%) of the performance units granted, based on our total shareholder return over the performance period, compared with the total shareholder return of a peer group of other energy companies over the same period. Performance unit awards are measured at fair value on the grant date based on a Monte Carlo model and adjusted for estimated forfeitures. Performance unit awards accrue dividend equivalents in the form of additional performance units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Stock Compensation for Non-Employee Directors - The 2025 EIP provides for the granting of director stock awards and other awards to non-employee directors, up to $1.0 million per year for each such director when combined with any cash fees.

General - For all awards outstanding, we used a 3% forfeiture rate based on historical forfeitures under our share-based payment plans. We currently use treasury stock to satisfy our share-based payment obligations.

Compensation expense, exclusive of those recognized within transaction costs, for our share-based payment plans was $92 million, $102 million and $63 million during 2025, 2024 and 2023, respectively, before related tax benefits of $31 million, $36 million and $14 million, respectively.

Restricted Stock Unit Activity - As of December 31, 2025, we had $87 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.9 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2024	1,360,122	$68.71
Granted (a)	1,605,626	$88.80
Released to participants (b)	(938,789)	$75.33
Forfeited (b)	(77,622)	$85.70
Nonvested December 31, 2025	1,949,337	$81.40
(a) - Included 480,280 unvested restricted stock unit awards converted in conjunction with the EnLink Acquisition.
(b) - Included 348,019 restricted stock unit awards released to participants and forfeited in conjunction with the EnLink Acquisition.

	2025	2024	2023
Weighted-average grant date fair value (per share)	$88.80	$75.42	$66.50
Grant date fair value of units granted (millions of dollars)	$143	$39	$111

Performance Unit Activity - As of December 31, 2025, we had $39 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations at the respective grant dates:

	Number of Units	Weighted Average Price
Nonvested December 31, 2024	1,099,699	$84.25
Granted	449,020	$80.55
Released to participants	(332,706)	$79.21
Forfeited	(50,905)	$84.55
Nonvested December 31, 2025	1,165,108	$84.25

	2025	2024	2023
Volatility (a)	27.17%	29.00%	63.30%
Dividend yield	4.15%	5.40%	5.75%
Risk-free interest rate	4.30%	4.46%	4.43%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2025	2024	2023
Weighted-average grant date fair value (per share)	$80.55	$85.69	$87.46
Grant date fair value of units granted (millions of dollars)	$36	$39	$32

Employee Stock Purchase Plan - We have reserved a total of 13.1 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all employees are eligible to participate in the ESPP. Employees can choose to have up to 10% of their base pay withheld from each paycheck during the offering period to purchase our common stock, subject to the terms and limitations of the plan. The purchase price of the stock is 85% of the lower of its grant date or exercise date market price. Approximately 58%, 59% and 69% of employees participated in the plan in 2025, 2024 and 2023, respectively. Under the plan, we sold 356,745 shares at a weighted average of $65.34 per share in 2025, 275,874 shares at a weighted average of $64.38 per share in 2024 and 236,108 shares at a weighted average of $52.70 per share in 2023.

Employee Stock Award Program - Under our Employee Stock Award Program (the ESAP), we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE is at or above each one-dollar increment above its previous high closing price. We authorized a total of 900,000 shares of common stock under the ESAP. The ESAP terminated as of November 7, 2024, and no additional grants were made under the program after such date. In May 2025, our shareholders approved the 2025 Employee Stock Award Program (the 2025 ESAP), which issues shares of our common stock in the same manner as the ESAP and permits our Board of Directors to issue additional shares of our common stock in its discretion. A total of 700,000 shares of common stock were authorized for issuance under the 2025 ESAP. Shares issued to employees under these programs during 2025 and 2024 totaled 66,916 and 127,825, respectively. Employees have received awards through the $117 milestone. No shares were issued to employees under these programs in 2023.

Deferred Compensation Plan for Non-Employee Directors - Our Deferred Compensation Plan for Non-Employee Directors provides our non-employee directors the option to defer all or a portion of their compensation for their service on our Board of Directors. Under the plan, directors may elect either a cash deferral option or a phantom stock option. Under the cash deferral option, directors may elect to defer the receipt of all or a portion of their annual retainer fees (other than their stock retainer fees), which will be credited with interest during the deferral period. Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our EIP or 2025 EIP, which earn the equivalent of dividends declared on our common stock. Shares are distributed to non-employee directors at the fair market value of our common stock at the date of distribution.

L.    EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

ONEOK Retirement Plan - We maintain the ONEOK Retirement Plan, a defined benefit pension plan covering certain legacy ONEOK employees, which closed to new participants in 2005. In addition, we have a supplemental executive retirement plan for the benefit of certain officers who participate in the ONEOK Retirement Plan. Our supplemental executive retirement plan is closed to new participants. We fund our defined benefit pension plan at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

Magellan Retirement Plans - As a result of the Magellan Acquisition in 2023, we assumed two defined benefit pension plans covering certain legacy Magellan employees, including the Magellan Pension Plan, which closed to new participants upon the closing of the acquisition, and the Magellan Pension Plan for USW Employees, which closed to new participants in January 2024. We fund these defined benefit pension plans at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended.

Other Postretirement Benefit Plans - We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to certain legacy ONEOK employees hired prior to 2017 and certain legacy Magellan employees who retire after a specified age with at least five years of service and satisfy certain other conditions. The postretirement medical plan for pre-Medicare participants is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for Medicare-eligible participants is an account-based plan under which participants may elect to purchase private insurance policies under a private exchange and/or seek reimbursement of other eligible medical expenses and is not available to legacy Magellan employees.

Obligations and Funded Status - The following table sets forth our retirement and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Change in benefit obligation	(Millions of dollars)
Benefit obligation, beginning of period	$689	$702	$46	$51
Service cost	15	21	—	—
Interest cost	39	37	3	2
Plan participants’ contributions	—	—	1	1
Actuarial loss (gain)	2	(35)	(1)	(5)
Benefits paid	(38)	(36)	(4)	(3)
Benefit obligation, end of period (a)	707	689	45	46

Change in plan assets
Fair value of plan assets, beginning of period	535	554	15	16
Actual return on plan assets	60	12	2	1
Employer contributions	29	5	—	—
Plan participants’ contributions	—	—	1	1
Benefits paid	(38)	(36)	(4)	(3)
Fair value of plan assets, end of period (b)	586	535	14	15
Balance at December 31	$(121)	$(154)	$(31)	$(31)

Current liabilities	$(5)	$(5)	$—	$—
Noncurrent liabilities	(116)	(149)	(31)	(31)
Balance at December 31	$(121)	$(154)	$(31)	$(31)
(a) - The benefit obligation for Retirement Benefits at December 31, 2025 and 2024, included the supplemental executive retirement plan obligation.
(b) - Fair value of plan assets for Retirement Benefits excluded the assets of our supplemental executive retirement plan, which totaled $90 million and $92 million at December 31, 2025 and 2024, respectively, and are included in other assets on the Consolidated Balance Sheets. These assets are maintained in a rabbi trust and are not treated as assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our retirement plans was $648 million and $628 million at December 31, 2025 and 2024, respectively.

The components of net periodic benefit cost and related assumptions, and amounts recognized in other comprehensive income related to our retirement and other postretirement benefit plans are not material. The balance in accumulated other comprehensive loss at December 31, 2025 and 2024, was $46 million and $58 million, respectively. This balance is expected to be amortized over the average remaining service period of employees participating in these plans.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for retirement and other postretirement benefits for the periods indicated:

	Retirement Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Discount rate	5.70%	5.80%	5.70%	5.80%
Compensation increase rate	3.48%	3.65%	NA	NA
Interest credit rating (a)	4.84%	4.78%	NA	NA
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

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment allocation for our ONEOK Retirement Plan follows a glide path approach of liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. A majority of the assets of the Magellan Pension Plan and the Magellan Pension Plan for USW Employees are allocated to fixed income securities and invested to match the duration of the plans’ short, intermediate and long-term liabilities, with the remaining amount allocated to equity securities. Our pension plans utilize a diversified mix of investments that may include domestic and international equities, short, intermediate and long-term corporate and government obligations, real estate and hedge funds. The combined target allocation for the assets of our pension plans as of December 31, 2025, is as follows:

Domestic and international equities	30%
Long duration fixed income	58%
Return-seeking credit	4%
Hedge funds	5%
Real estate funds	3%
Total	100%
As part of our risk management for the plans, minimums and maximums have been set for each of the asset classes listed above.

The fair value of the plan assets for our other postretirement benefit plans as of December 31, 2025, are not material. The following tables set forth the plan assets by fair value category as of the measurement date for our defined benefit pension plans:

	Pension Benefits
	December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Millions of dollars)
Investments:
Equity securities	$73	$—	$—	$73	$—	$73
Cash and money market funds	8	—	—	8	—	8
Government obligations	34	—	—	34	—	34
Corporate obligations	122	—	—	122	—	122
Common/collective trusts
Equity securities (a)	—	—	—	—	102	102
Real estate funds	—	—	—	—	17	17
Government obligations	—	—	—	—	66	66
Corporate obligations (b)	—	—	—	—	130	130
Short-term investments	—	—	—	—	6	6
Other investments (c)	—	—	—	—	28	28
Fair value of plan assets	$237	$—	$—	$237	$349	$586
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions. There were no unfunded capital commitments. These limited partnerships invest through multi-strategy programs in broadly diversified portfolios of private investment funds, hedge funds and/or separate accounts to seek equity-like returns with low market correlation, reduced volatility and limited risk.
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Pension Benefits
	December 31, 2024
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
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions. There were no unfunded capital commitments. These limited partnerships invest through multi-strategy programs in broadly diversified portfolios of private investment funds, hedge funds and/or separate accounts to seek equity-like returns with low market correlation, reduced volatility and limited risk.
(d) - Plan asset investments measured at fair value using the net asset value per share.

Contributions - During 2025, we contributed $9 million to our ONEOK Retirement Plan, $17 million to our Magellan Pension Plan and $3 million to our Magellan Pension Plan for USW Employees, all of which were related to the 2024 plan year. We do not expect contributions to our defined benefit pension plans to be material in 2026. We do not expect to make any contributions to other postretirement benefit plans in 2026.

Pension and Other Postretirement Benefit Payments - Benefit payments for our defined benefit pensions and other postretirement benefit plans for the period ending December 31, 2025, were $38 million and $4 million, respectively. The following table sets forth the defined benefit pension and other postretirement benefits payments expected to be paid in 2026 through 2035:

	Pension Benefits	Other Postretirement Benefits
Benefits to be paid in:	(Millions of dollars)
2026	$47	$4
2027	$47	$4
2028	$49	$4
2029	$52	$4
2030	$53	$4
2031 through 2035	$280	$17

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2025, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - The ONEOK 401(k) Plan covers all employees, and employee contributions are discretionary. We match 100% of employee 401(k) Plan contributions up to 6% of each participant’s eligible compensation, subject to certain conditions and limits. We also make profit-sharing contributions under our 401(k) Plan for employees who do not participate in our defined benefit pension plans. Effective January 1, 2025, quarterly profit-sharing contributions increased to 6% from 1% of each profit-sharing participant’s eligible compensation during the quarter. We may also make annual discretionary profit-sharing contributions of up to 2% of eligible compensation. Our contributions made to the plan, including profit-sharing contributions, were $128 million, $66 million and $44 million in 2025, 2024 and 2023, respectively.

EnLink terminated the EnLink 401(k) Plan effective January 30, 2025, prior to the closing of the EnLink Acquisition. Legacy EnLink employees were permitted to roll their EnLink 401(k) Plan account balance to the ONEOK 401(k) Plan, an individual retirement account or take a distribution. The EnLink 401(k) Plan was liquidated and closed in December 2025.

Medallion terminated the Medallion 401(k) Plan effective October 30, 2024, prior to the closing of the Medallion Acquisition on October 31, 2024. Legacy Medallion employees were permitted to roll their Medallion 401(k) Plan account balance to the ONEOK 401(k) Plan or an individual retirement account or take a distribution. The Medallion 401(k) Plan was liquidated and closed in September 2025.

Magellan terminated the Magellan 401(k) Plan effective September 24, 2023, prior to the closing of the Magellan Acquisition. Legacy Magellan employees were given the option to roll their Magellan 401(k) Plan account balance to the ONEOK 401(k) Plan or an individual retirement account or take a distribution. The Magellan 401(k) Plan was liquidated and closed in September 2024.

Nonqualified Deferred Compensation Plan - The 2020 Nonqualified Deferred Compensation Plan and its predecessor nonqualified deferred compensation plans (collectively, the NQDC Plan) provide a select group of management and highly compensated employees, as approved by our chief executive officer, with the option to defer portions of their compensation and receive notional employer contributions that generally are not available due to limitations on employer and employee contributions to qualified defined contribution plans under federal tax laws. Our investments which are included in other assets on the Consolidated Balance Sheets related to the NQDC Plan were not material. These investments are maintained in a rabbi trust. Our contributions to the plan were not material.

M.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Current tax expense (benefit)
Federal	$49	$89	$(3)
State	22	20	12
Total current tax expense	71	109	9
Deferred tax expense
Federal	888	792	739
State	69	97	90
Total deferred tax expense	957	889	829
Total provision for income taxes	$1,028	$998	$838

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2025		2024		2023
	(Millions of dollars, except for percentages)
		(b)		(b)		(b)
Income before income taxes	$4,490		$4,110		$3,497
Federal statutory income tax rate	21.0%		21.0%		21.0%
Provision for federal income taxes	943	21.0%	863	21.0%	734	21.0%
State income taxes, net of federal tax benefit (a)	91	2.0%	125	3.0%	102	2.9%
Nontaxable or nondeductible items	(6)	(0.1)%	3	0.1%	(1)	—%
Other, net	—	—%	7	0.2%	3	0.1%
Income tax provision	$1,028	22.9%	$998	24.3%	$838	24.0%
(a) - Our operations are primarily apportioned across Oklahoma, Texas, Kansas and North Dakota for state income tax purposes.
(b) - Represents percent of income before income taxes.

The following table sets forth cash paid for income taxes, net of refunds, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Federal	$52	$85	$27
State	22	17	10
Total cash paid for income taxes, net of refunds	$74	$102	$37

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of the dates indicated:

	December 31, 2025	December 31, 2024
Deferred tax assets	(Millions of dollars)
Employee benefits and other accrued liabilities	$98	$99
Federal net operating loss	2,570	2,818
Federal tax credit	6	—
State net operating loss and benefits	546	515
Derivative instruments	—	15
Interest expense limitation	237	407
Other	17	39
Total deferred tax assets	3,474	3,893
Valuation allowance for state net operating loss and tax credits
Carryforward expected to expire prior to utilization	(267)	(252)
Net deferred tax assets	3,207	3,641
Deferred tax liabilities
Excess of tax over book depreciation	92	58
Derivative instruments	5	—
Investment in partnerships (a)	9,459	9,034
Total deferred tax liabilities	9,556	9,092
Net deferred tax liabilities	$6,349	$5,451
(a) Due primarily to excess of tax over book depreciation.

On January 31, 2025, we completed the EnLink Acquisition by acquiring all of the remaining and outstanding publicly held EnLink Units. EnLink is now a wholly owned subsidiary and included in our consolidated income tax returns.

As of December 31, 2025, we have federal net operating loss carryforwards of $12.2 billion, which have an indefinite carryforward period. We expect to generate taxable income and utilize these net operating loss carryforwards in future periods. We also have loss and credit carryovers in multiple states, $13.2 billion of which, have an indefinite carryforward period and $1.2 billion of which will expire between 2029 and 2043. We have deferred tax assets related to federal and state net operating loss and credit carryforwards of $3.1 billion and $3.3 billion in 2025 and 2024, respectively. We believe that it is more likely than not that the tax benefits of certain state carryforwards will not be utilized; therefore, we recorded a valuation allowance, which was increased by $15 million, $12 million and $165 million in 2025, 2024 and 2023, respectively, through net income.

N.    UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates as of the dates indicated:

	Net Ownership Interest	December 31, 2025	December 31, 2024
		(Millions of dollars)
BridgeTex (a)	60%	$504	$250
Northern Border	50%	444	333
Overland Pass	50%	391	400
Saddlehorn	40%	361	373
Matterhorn (b)	15%	272	248
MVP	25%	228	235
Roadrunner	50%	181	183
Texas City Logistics	50%	162	—
Other	Various	346	294
Investments in unconsolidated affiliates (c)		$2,889	$2,316
(a) - In July 2025, we purchased an additional 30% interest in BridgeTex, resulting in a 60% ownership interest.
(b) - As of December 31, 2025, the 15% interest represented ONEOK’s ownership interest in Matterhorn as a result of the EnLink Acquisition on January 31, 2025. As of December 31, 2024, the 15% interest represented EnLink’s ownership interest in Matterhorn.
(c) - Included basis differences of $431 million and $368 million at December 31, 2025, and 2024, respectively, related to property, plant and equipment and equity-method goodwill (Note A).

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(Millions of dollars)
Northern Border	$105	$95	$75
Overland Pass	91	86	56
Saddlehorn (a)	50	50	10
BridgeTex (a)(c)	41	127	(1)
Roadrunner	41	40	43
Matterhorn (b)	24	8	—
MVP (a)	13	14	4
Other	21	19	15
Equity in net earnings from investments	$386	$439	$202
(a) - The year ended December 31, 2023, included equity in net earnings from the period September 25, 2023, through December 31, 2023.
(b) - The year ended December 31, 2024, included equity in net earnings from the period October 15, 2024, through December 31, 2024.
(c) - The year ended December 31, 2024, included equity in net earnings of $88 million on BridgeTex associated with the nonrecurring recognition of deferred revenue.

We incurred expenses in transactions with unconsolidated affiliates of $280 million, $254 million and $132 million for 2025, 2024 and 2023, respectively, primarily related to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

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

In 2025, we, WhiteWater, MPLX LP and Enbridge Inc., through the existing Matterhorn joint venture, announced the new approximately 450-mile, 48-inch Eiger Express Pipeline, designed to transport up to approximately 3.7 Bcf/d of natural gas from the Permian Basin to Katy, Texas. WhiteWater will construct and operate the pipeline. Our total ownership interest in the pipeline will be 25.5%, which includes a 15% interest held directly in the Eiger joint venture with the remainder held through Matterhorn. Our investment in Eiger is accounted for using the equity method as we have the ability to exercise significant influence over the operating and financial policies of Eiger, although we do not have the ability to exercise control.

On July 22, 2025, we completed the BridgeTex Additional Interest Acquisition. Pursuant to the purchase agreement, we paid approximately $270 million in cash, which we funded with short-term borrowings. Following the completion of the transaction, we now have a 60% ownership interest in BridgeTex. Our investment in BridgeTex continues to be accounted for using the equity method as we continue to have the ability to exercise significant influence over the operating and financial policies of BridgeTex, although we do not have the ability to exercise control.

On February 4, 2025, we announced definitive agreements to form joint ventures with MPLX LP to construct a 400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas, and a new 24-inch pipeline from our Mont Belvieu, Texas, storage facility to the new terminal. Texas City Logistics, the export terminal joint venture, is owned 50% by us and 50% by MPLX LP, with MPLX LP constructing and operating the facility. Our investment in Texas City Logistics is accounted for using the equity method as we have the ability to exercise significant influence over the operating and financial policies of Texas City Logistics, although we do not have the ability to exercise control.

In 2025, we made equity contributions to Texas City Logistics and Northern Border of $160 million and $101 million, respectively, which, in combination with equal contributions from our joint venture partners, were primarily used for funding capital projects. In 2024, we acquired an additional 10% interest in Saddlehorn, resulting in a total ownership interest of 40%. In 2023, we made an equity contribution of $105 million to Roadrunner, which, in combination with an equal contribution from our joint venture partner, was used to repay Roadrunner’s outstanding debt. Also in 2023, we made an equity contribution of $91 million to Northern Border, which, in combination with an equal contribution from our joint venture partner, was used to partially repay the outstanding balance of its revolving credit facility and fund capital projects.

O.    COMMITMENTS AND CONTINGENCIES

Commitments - The following table sets forth our transportation, volume and storage commitments for the periods indicated:

Commitments	(Millions of dollars)
2026	$286
2027	272
2028	253
2029	238
2030	229
Thereafter	870
Total	$2,148

Regulatory, Environmental and Safety Matters - The operation of pipelines, terminals, plants and other facilities for the gathering, processing, fractionation, transportation and storage of products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with laws and regulations that relate to air and water quality, hazardous and solid waste management and disposal, cultural resource protection and other environmental and safety matters. The cost of planning, designing, constructing and operating pipelines, terminals, plants and other facilities must incorporate compliance with these laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation or construction. Management does not believe that, based on currently known information, a material risk of noncompliance with these laws and regulations exists that will adversely affect our consolidated results of operations, financial condition or cash flows.

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

P.    LEASES

Lessee activity - The following table sets forth information about our operating lease assets and liabilities included in our Consolidated Balance Sheets as of the dates indicated:

Leases	Location in our Consolidated Balance Sheets	December 31, 2025	December 31, 2024
		(Millions of dollars)
Operating lease assets	Other assets	$245	$220

Operating lease liabilities
Current	Other current liabilities	$54	$62
Noncurrent	Other deferred credits	183	154
Total operating lease liabilities		$237	$216
The weighted average remaining lease term for our operating leases was 11.0 years and 9.1 years at December 31, 2025 and 2024, respectively. The weighted average discount rate for our operating leases was 5.52% and 5.51% at December 31, 2025 and 2024, respectively. Our weighted-average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our lease liabilities as of December 31, 2025:

Operating Leases
(Millions of dollars)
2026	$61
2027	39
2028	34
2029	29
2030	22
2031 and beyond	130
Total lease payments	315
Less: Interest	78
Present value of lease liabilities	$237
Our lease costs and supplemental cash flow information related to our leases for the periods ended December 31, 2025 and 2024, are not material.

Q.    REVENUES

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of December 31, 2025, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 20 years:

Expected Period of Recognition in Revenue	(Millions of dollars)
2026	$1,259
2027	1,162
2028	985
2029	845
2030 and beyond	2,810
Total	$7,061

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

On October 15, 2024, we completed the EnLink Controlling Interest Acquisition. Our 2024 results include the impact of the EnLink Controlling Interest Acquisition from the period of October 15, 2024, to December 31, 2024, across all four of our existing operating segments. On October 31, 2024, we completed the Medallion Acquisition. Our 2024 results include the impact of the Medallion Acquisition from the period of November 1, 2024, to December 31, 2024, in our Refined Products and Crude segment.

Other and eliminations consist of corporate costs, the operating activities of our headquarters building and related parking facility, the activity of our wholly owned captive insurance company and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

For the years ended December 31, 2025, and December 31, 2023, revenues from one customer impacting all our segments represented approximately 12% and 11% of our consolidated revenues, respectively. For the year ended December 31, 2024, we had no single customer from which we received 10% or more of our consolidated revenues.

The significant expense categories and amounts included in the table below align with the segment-level information that is regularly provided to the chief operating decision-maker.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$4,372	$15,405	$—	$10,631	$30,408
Residue natural gas sales	2,137	—	1,235	—	3,372
Exchange services and natural gas gathering and processing revenue	1,137	336	—	—	1,473
Transportation and storage revenue	—	258	611	2,291	3,160
Other revenue	38	11	—	117	166
Total revenues (a)	7,684	16,010	1,846	13,039	38,579
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,617)	(12,533)	(1,005)	(10,171)	(28,326)
Operating costs	(988)	(831)	(231)	(906)	(2,956)
Adjusted EBITDA from unconsolidated affiliates	5	101	244	166	516
Noncash compensation expense and other	54	32	7	49	142
Segment adjusted EBITDA	$2,138	$2,779	$861	$2,177	$7,955
Depreciation and amortization	$(501)	$(468)	$(98)	$(438)	$(1,505)
Equity in net earnings from investments	$3	$91	$170	$122	$386
Investments in unconsolidated affiliates	$40	$652	$929	$1,263	$2,884
Total assets	$16,757	$20,415	$4,805	$25,255	$67,232
Capital expenditures	$1,314	$758	$237	$752	$3,061
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $4.3 billion for the Natural Gas Gathering and Processing segment, $0.5 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Year Ended December 31, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$30,408	$(4,842)	$25,566
Residue natural gas sales	3,372	(60)	3,312
Exchange services and natural gas gathering and processing revenue	1,473	(3)	1,470
Transportation and storage revenue	3,160	(23)	3,137
Other revenue	166	(22)	144
Total revenues (a)	$38,579	$(4,950)	$33,629
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(28,326)	$4,953	$(23,373)
Operating costs	$(2,956)	$(7)	$(2,963)
Depreciation and amortization	$(1,505)	$(9)	$(1,514)
Equity in net earnings from investments	$386	$—	$386
Investments in unconsolidated affiliates	$2,884	$5	$2,889
Total assets	$67,232	$(591)	$66,641
Capital expenditures	$3,061	$91	$3,152
(a) - Substantially all of our revenues are related to contracts with customers.

Year Ended December 31, 2024	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$3,033	$14,446	$—	$2,258	$19,737
Residue natural gas sales	1,203	—	137	—	1,340
Exchange services and natural gas gathering and processing revenue	260	500	—	—	760
Transportation and storage revenue	70	207	684	2,082	3,043
Other revenue	23	14	1	120	158
Total revenues (a)	4,589	15,167	822	4,460	25,038
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,600)	(11,994)	(112)	(1,949)	(16,655)
Operating costs	(603)	(762)	(233)	(888)	(2,486)
Adjusted EBITDA from unconsolidated affiliates	3	95	187	247	532
Noncash compensation expense	20	34	8	31	93
Other (b)	75	3	228	(9)	297
Segment adjusted EBITDA	$1,484	$2,543	$900	$1,892	$6,819
Depreciation and amortization	$(325)	$(361)	$(88)	$(354)	$(1,128)
Equity in net earnings from investments	$—	$85	$143	$211	$439
Investments in unconsolidated affiliates	$33	$484	$764	$1,031	$2,312
Total assets	$15,856	$19,797	$5,041	$23,181	$63,875
Capital expenditures	$492	$987	$258	$216	$1,953
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
(b) - Included a gain of $227 million for the Natural Gas Pipelines segment related to the sale of three of our wholly owned interstate natural gas pipeline systems to DT Midstream, Inc.

Year Ended December 31, 2024	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$19,737	$(3,287)	$16,450
Residue natural gas sales	1,340	(10)	1,330
Exchange services and natural gas gathering and processing revenue	760	—	760
Transportation and storage revenue	3,043	(23)	3,020
Other revenue	158	(20)	138
Total revenues (a)	$25,038	$(3,340)	$21,698
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(16,655)	$3,344	$(13,311)
Operating costs	$(2,486)	$(10)	$(2,496)
Depreciation and amortization	$(1,128)	$(6)	$(1,134)
Equity in net earnings from investments	$439	$—	$439
Investments in unconsolidated affiliates	$2,312	$4	$2,316
Total assets	$63,875	$194	$64,069
Capital expenditures	$1,953	$68	$2,021
(a) - Substantially all of our revenues are related to contracts with customers.

Year Ended December 31, 2023	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,479	$13,666	$—	$502	$16,647
Residue natural gas sales	1,398	—	39	—	1,437
Gathering, processing and exchange services revenue	147	549	—	—	696
Transportation and storage revenue	—	204	582	535	1,321
Other revenue	32	10	2	34	78
Total revenues (a)	4,056	14,429	623	1,071	20,179
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,364)	(11,592)	(28)	(450)	(14,434)
Operating costs	(467)	(666)	(202)	(198)	(1,533)
Adjusted EBITDA from unconsolidated affiliates	1	67	160	36	264
Noncash compensation expense	19	29	8	6	62
Other (b)	(1)	778	(2)	—	775
Segment adjusted EBITDA	$1,244	$3,045	$559	$465	$5,313
Depreciation and amortization	$(272)	$(334)	$(67)	$(92)	$(765)
Equity in net earnings from investments	$(2)	$58	$118	$28	$202
Investments in unconsolidated affiliates	$24	$419	$526	$903	$1,872
Total assets	$7,078	$14,974	$2,624	$19,531	$44,207
Capital expenditures	$448	$818	$228	$52	$1,546
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues for the Natural Gas Gathering and Processing segment totaled $2.4 billion and were not material for the Natural Gas Liquids, Refined Products and Crude and Natural Gas Pipelines segments.
(b) - Included a settlement gain of $779 million for the Natural Gas Liquids segment related to the Medford incident.

Year Ended December 31, 2023	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$16,647	$(2,480)	$14,167
Residue natural gas sales	1,437	—	1,437
Gathering, processing and exchange services revenue	696	—	696
Transportation and storage revenue	1,321	(15)	1,306
Other revenue	78	(7)	71
Total revenues (a)	$20,179	$(2,502)	$17,677
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(14,434)	$2,505	$(11,929)
Operating costs	$(1,533)	$(2)	$(1,535)
Depreciation and amortization	$(765)	$(4)	$(769)
Equity in net earnings from investments	$202	$—	$202
Investments in unconsolidated affiliates	$1,872	$2	$1,874
Total assets	$44,207	$59	$44,266
Capital expenditures	$1,546	$49	$1,595
(a) - Substantially all of our revenues are related to contracts with customers.

	Years Ended December 31,
	2025	2024	2023
Reconciliation of income before income taxes to total segment adjusted EBITDA	(Millions of dollars)
Income before income taxes	$4,490	$4,110	$3,497
Interest expense, net of capitalized interest	1,783	1,371	866
Depreciation and amortization	1,514	1,134	769
Adjusted EBITDA from unconsolidated affiliates	516	532	264
Equity in net earnings from investments	(386)	(439)	(202)
Noncash compensation expense and other (a)	103	76	49
Corporate other (b)	(65)	35	70
Total segment adjusted EBITDA (c)(d)	$7,955	$6,819	$5,313
(a) - The year ended December 31, 2025, included noncash transaction costs related primarily to the EnLink Acquisition of $16 million included within noncash compensation expense and other.
(b) - The year ended December 31, 2025, included corporate net gains on extinguishment of debt of $106 million in connection with open market repurchases and interest income of $33 million, offset partially by transaction costs related primarily to the EnLink Acquisition of $65 million. The year ended December 31, 2024, included transaction costs related primarily to the EnLink Acquisitions and Medallion Acquisition of $73 million, offset partially by interest income of $39 million. The year ended December 31, 2023, included transaction costs related to the Magellan Acquisition of $158 million, offset partially by interest income of $49 million and corporate net gains on extinguishment of debt of $41 million in connection with open market repurchases.
(c) - The year ended December 31, 2024, included a gain of $227 million from the interstate natural gas pipeline divestiture.
(d) - The year ended December 31, 2023, included $633 million related to the Medford incident, including a settlement gain of $779 million, offset partially by $146 million of third-party fractionation costs.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in item 408(a) Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Corporate Governance

Information concerning our corporate governance is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (5)
Equity compensation plans approved by security holders (1)	3,529,356	—	20,166,969
Equity compensation plans not approved by security holders (2)	132,261	—	—
Total	3,661,617	—	20,166,969
(1) - Included our Employee Stock Purchase Plan, 2025 Employee Stock Award Program, Equity Compensation Plan, 2018 Equity Incentive Plan and 2025 Equity Incentive Plan. For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.
(2) - Included the assumed EnLink Midstream, LLC, Long-Term Incentive Plan. For a brief description of the material features of this plan, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - Included grants of restricted stock unit awards, performance awards and director stock awards deferred as phantom stock units under our Deferred Compensation Plan for Non-Employee Directors.
(4) - There is no exercise price associated with restrictive stock unit awards, performance unit awards or director stock awards as phantom stock units under our Deferred Compensation Plan for Non-Employee Directors.
(5) - Included 969,316, 633,084 and 18,564,569 shares available for future issuance under our Employee Stock Purchase Plan, 2025 Employee Stock Award Program and 2025 Equity Incentive Plan, respectively.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

2
Agreement and Plan of Merger, dated as of May 14, 2023, by and among ONEOK, Inc., Otter Merger Sub, LLC and Magellan Midstream Partners, L.P. (incorporated by reference from Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed May 15, 2023 (File No. 1-13643)).

2.1
Purchase Agreement, dated as of August 28, 2024, by and among ONEOK, Inc., GIP III Stetson I, L.P., GIP III Stetson II, L.P. and EnLink Midstream Manager, LLC (incorporated by reference from Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 30, 2024 (File No. 1-13643)).

2.2
Purchase and Sale Agreement, dated as of August 28, 2024, by and among ONEOK, Inc., GIP III Trophy GP 2, LLC, GIP III Trophy Acquisition Partners, L.P. and Medallion Management, L.P. (incorporated by reference from Exhibit 2.2 to ONEOK Inc.’s Current Report on Form 8-K, filed August 30, 2024 (File No. 1-13643)).

2.3
Agreement and Plan of Merger, dated as of November 24, 2024, by and among ONEOK, Inc., Elk Merger Sub I, L.L.C., Elk Merger Sub II, L.L.C., EnLink Midstream LLC and EnLink Midstream Manager, LLC (incorporated by reference from Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K, filed November 25, 2024 (File No. 1-13643)).

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

4.1
Second Supplemental Indenture, dated as of September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee, with respect to the 6.875% Debentures due 2028 (incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form 8-K/A filed October 2, 1998 (File No. 1-13643)).

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

4.4
Seventh Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.10 to ONEOK, Inc.’s Current Report on Form 8-K filed February 5, 2025 (File No. 1-13643)).

4.5
Indenture, dated as of December 28, 2001, between ONEOK, Inc. and SunTrust Bank, as trustee (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed December 28, 2001 (File No. 333-65392)).

4.6
Third Supplemental Indenture, dated as of June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed June 17, 2005 (File No. 1-13643)).

4.7
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.00% Senior Notes due 2035 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.8
Sixth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.13 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.9
Indenture, dated as of September 25, 2006, between ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 26, 2006 (File No. 1-12202)).

4.10
Third Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.65% Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 26, 2006 (File No. 1-12202)).

4.11
Fourth Supplemental Indenture, dated as of September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85% Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 28, 2007 (File No. 1-12202)).

4.12
Seventh Supplemental Indenture, dated as of January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-12202)).

4.13
Twelfth Supplemental Indenture, dated as of September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.200% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.14
Fourteenth Supplemental Indenture, dated as of March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.15
Fifteenth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.1 to ONEOK, Partners, L.P.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-12202)).

4.16
Sixteenth Supplemental Indenture, dated as of September 25, 2023, among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.17
Seventeenth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, ONEOK, Inc., Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.18
Indenture, dated as of January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

4.19
Third Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 of ONEOK, Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.20
Fourth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.00% Senior Notes due 2027 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

4.21
Fifth Supplemental Indenture, dated as of July 13, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.95% Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 13, 2017 (File No. 1-13643)).

4.22
Sixth Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.55% Senior Notes due 2028 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643)).

4.23
Seventh Supplemental Indenture, dated as of July 2, 2018, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed July 2, 2018 (File No. 1-13643).

4.24
Eighth Supplemental Indenture, dated as of March 13, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.35% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-13643)).

4.25
Ninth Supplemental Indenture, dated March 13, 2019, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.20% Senior Notes due 2048 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed March 13, 2019 (File No. 1-12202)).

4.26
Eleventh Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.40% Senior Notes due 2029 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed August 15, 2019 (File No. 1-13643)).

4.27
Twelfth Supplemental Indenture, dated as of August 15, 2019, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.45% Senior Notes due 2049 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed August. 15, 2019 (File No. 1-13643)).

4.28
Fourteenth Supplemental Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 3.100% Senior Notes due 2030 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed March 10, 2020 (File No. 1-13643)).

4.29
Fifteenth Indenture, dated as of March 10, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes due 2050 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed March 20, 2020 (File No. 1-13643)).

4.30
Sixteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.850% Senior Notes due 2026 (incorporated by reference from Exhibit No. 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.31
Seventeenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.350% Senior Notes due 2031 (incorporated by reference from Exhibit No. 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.32
Eighteenth Supplemental Indenture, dated as of May 7, 2020, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 7.150% Senior Notes due 2051 (incorporated by reference from Exhibit No. 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed May 7, 2020 (File No. 1-13643)).

4.33
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

4.34
Twentieth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.550% Senior Notes due 2026 (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.35
Twenty-First Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.650% Senior Notes due 2028 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.36
Twenty-Second Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 5.800% Senior Notes due 2030 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.37
Twenty-Third Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.050% Senior Notes due 2033 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.38
Twenty-Fourth Supplemental Indenture, dated as of August 24, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee, with respect to the 6.625% Senior Notes due 2053 (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed August 25, 2023 (File No. 1-13643)).

4.39
Twenty-Fifth Supplemental Indenture, dated as of September 25, 2023, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.40
Twenty-Sixth Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.250% Notes due 2027 (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.41
Twenty-Seventh Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.400% Notes due 2029 (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.42
Twenty-Eighth Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 4.750% Notes due 2031 (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.43
Twenty-Ninth Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.050% Notes due 2034 (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.44
Thirtieth Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.700% Notes due 2054 (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.45
Thirty-First Supplemental Indenture, dated as of September 24, 2024, among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to 5.850% Notes due 2064 (incorporated by reference from Exhibit 4.7 to ONEOK Inc.’s Current Report on Form 8-K, filed September 24, 2024 (File No. 1-13643)).

4.46
Thirty-Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.14 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.47
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

4.48
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

4.49
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

4.50
Indenture, dated as of April 19, 2007, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.51
First Supplemental Indenture, dated as of April 19, 2007, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee, with respect to the 6.400% Senior Notes due 2037 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Form 8-K, filed April 20, 2007 (File No. 1-16335)).

4.52
Second Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.5 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.53
Third Supplemental Indenture, dated as of December 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed December 14, 2023 (File No. 1-13643)).

4.54
Fourth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.12 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.55
Indenture, dated as of August 11, 2010, between Magellan Midstream Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Midstream Partners, L.P.’s Form 8-K, filed August 16, 2010 (File No. 1-16335)).

4.56
Second Supplemental Indenture, dated as of November 9, 2012, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2042 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed November 9, 2012 (File No. 1-16335)).

4.57
Third Supplemental Indenture, dated as of October. 10, 2013, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.15% Senior Notes due 2043 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed October 10, 2013 (File No. 1-16335)).

4.58
Fifth Supplemental Indenture, dated as of March 4, 2015, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.20% Senior Notes due 2045 (incorporated by reference from Exhibit 4.3 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed March 4, 2015 (File No. 1-16335)).

4.59
Sixth Supplemental Indenture, dated as of February 29, 2016, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 5.00% Senior Notes due 2026 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed February 29, 2016 (File No. 1-16335)).

4.60
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

4.61
Eighth Supplemental Indenture, dated as of October 3, 2017, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.200% Senior Notes due 2047 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed October 3, 2017 (File No. 1-16335)).

4.62
Ninth Supplemental Indenture, dated as of January 18, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 4.850% Senior Notes due 2049 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed January 18, 2019 (File No. 1-16335)).

4.63
Tenth Supplemental Indenture, dated as of August 19, 2019, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.950% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed August 19, 2019 (File No. 1-16335)).

4.64
Eleventh Supplemental Indenture, dated as of May 20, 2020, between ONEOK, Inc. (successor in interest to Magellan Midstream Partners, L.P.), and U.S. Bank National Association, as trustee, with respect to the 3.250% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 to Magellan Midstream Partners, L.P.’s Current Report on Form 8-K, filed May 20, 2020 (File No. 1-16335))

4.65
Twelfth Supplemental Indenture, dated as of September 25, 2023, among Magellan Midstream Partners, L.P., ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to ONEOK Inc.’s Current Report on Form 8-K, filed September 25, 2023 (File No. 1-13643)).

4.66
Thirteenth Supplemental Indenture, dated as of December 13, 2023, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and U.S. Bank Trust Company, National Association, as trustee, (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed December 14, 2023 (File No. 1-13643)).

4.67
Fourteenth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.11 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.68
Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed March 21, 2014 (File No. 001-36340)).

4.69
First Supplemental Indenture, dated as of March 19, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed March 21, 2014 (File No. 001-36340)).

4.70
Second Supplemental Indenture, dated as of November 12, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed November 12, 2014 (File No. 001-36340)).

4.71
Fourth Supplemental Indenture, dated as of July 14, 2016, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed July 14, 2016 (File No. 001-36340)).

4.72
Fifth Supplemental Indenture, dated as of May 11, 2017, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, filed May 11, 2017 (File No. 001-36340)).

4.73
Sixth Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., EnLink Midstream Partners, LP, Elk Merger Sub II, L.L.C., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.9 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.74
Indenture, dated as of April 9, 2019, by and between EnLink Midstream, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed April 9, 2019 (File No. 001-36336)).

4.75
First Supplemental Indenture, dated as of April 9, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Partners, LP, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed April 9, 2019 (File No. 001-36336)).

4.76
Second Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed January 31, 2025, File No. 001-36336).

4.77
Third Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.78
Indenture, dated as of December 17, 2020, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed December 18, 2020 (File No. 001-36336))

4.79
First Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed January 31, 2025, File No. 001-36336).

4.80
Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.81
Indenture, dated as of August 31, 2022, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed on August 31, 2022 (File No. 001-36336)).

4.82
First Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed January 31, 2025, File No. 001-36336).

4.83
Second Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.84
Indenture, dated as of August 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed August 15, 2024 (File No. 001-36336)).

4.85
First Supplemental Indenture, dated as of August 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed August 15, 2024 (File No. 001-36336)).

4.86
Second Supplemental Indenture, dated as of January 31, 2025, by and among Elk Merger Sub II, L.L.C., as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed January 31, 2025, File No. 001-36336).

4.87
Third Supplemental Indenture, dated as of January 31, 2025, by and among ONEOK, Inc., Elk Merger Sub II, L.L.C., EnLink Midstream Partners, LP, ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 5, 2025 (File No. 1-13643)).

4.88	Description of securities.

10
ONEOK, Inc. 2005 Supplemental Executive Retirement Plan, as amended and restated, dated as of December 18, 2008 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.1
Form of Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended (incorporated by reference from Exhibit 10.5 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 25, 2015 (File No. 1-13643)).

10.2
ONEOK, Inc. Supplemental Executive Retirement Plan terminated and frozen December 31, 2004 (incorporated by reference from Exhibit 10.1 to ONEOK, Inc’s Current Report on Form 8-K filed December 20, 2004 (File No. 1-13643)).

10.3
ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, as amended and restated December 16, 2004 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed December 20, 2004 (File No. 1-13643)).

10.4
ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan, as amended and restated, dated as of December 18, 2008 (incorporated by reference from Exhibit 10.8 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.5	ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated May 22, 2024.

10.6
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006 (File No. 1-12202)).

10.7	ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.8
Form of 2023 Restricted Unit Stock Award Agreement, dated as of February 22, 2023 (incorporated by reference from Exhibit 10.15 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.9
Form of 2023 Performance Unit Award Agreement, dated as of February 22, 2023 (incorporated by reference from Exhibit 10.16 to ONEOK, Inc.’s Annual Report on Form 10-K, filed February 28, 2023 (File No. 1-13643)).

10.10	ONEOK, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to ONEOK, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2018 (File No. 1-13643)).

10.11
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated as of December 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.12
Equity Distribution Agreement, dated as of August 3, 2023, among ONEOK, Inc., and BofA Securities, Inc., as sales agent, principals and/or forward sellers, as forward purchasers (incorporated by reference from Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K with a filed August 3, 2023 (File No. 1-13643)).

10.13
Form of 2024 Restricted Unit Award Agreement, dated as of February 21, 2024 (incorporated by reference from Exhibit 10.24 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 27, 2024 (File No. 1-13643)).

10.14
Form of 2024 Performance Unit Award Agreement, dated as of February 21, 2024 (incorporated by reference from Exhibit 10.25 to ONEOK, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 27, 2024 (File No. 1-13643)).

10.15	ONEOK, Inc., 2025 Equity Incentive Plan, effective as of May 21, 2025 (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 22, 2025 (File No. 1-13643)).

10.16
Form of 2025 Restricted Unit Award Agreement, dated as of Feb. 19, 2025 (incorporated by reference from Exhibit 10.23 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed February 25, 2025 (File No. 1-13643)).

10.17
Form of 2025 Performance Unit Award Agreement, dated as of Feb. 19, 2025 (incorporated by reference from Exhibit 10.24 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed February 25, 2025 (File No. 1-13643)).

10.18
Form of 2025 Performance Unit Award Agreement pursuant to the ONEOK, Inc. 2025 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025 (File No. 1-13643)).

10.19
Form of 2025 Restricted Unit Award Agreement pursuant to the ONEOK, Inc. 2025 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025 (File No. 1-13643)).

10.20	Form of 2026 Restricted Unit Award Agreement.

10.21	Form of 2026 Performance Unit Award Agreement.

10.22	ONEOK, Inc. 2020 Nonqualified Deferred Compensation Plan, as amended and restated January 1, 2025.

10.23
Restricted Unit Award Agreement between ONEOK, Inc. and Darren Wallis (incorporated by reference to Exhibit 10.4 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 2, 2022 (File No. 1-13643)).

10.24*
Second Amended and Restated Credit Agreement, dated as of February 14, 2025, by and amount ONEOK, Inc., as borrower, Citibank, N.A., as administrative agent, a swing line lender, a letter of credit issuer and a lender, and each of the other lenders, swing line lenders and letter of credit issuers party thereto (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 20, 2025 (File No. 1-13643)).

10.25
Second Amended and Restated Guaranty Agreement, dated as of February 14, 2025, by and among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership, Magellan Midstream Partners, L.P., EnLink Midstream Partners, LP, and Elk Merger Sub II, L.L.C., in favor of Citibank, N.A. (incorporated by reference from Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K, filed February 20, 2025 (File No. 1-13643)).

10.26
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated, dated December 16, 2021 (incorporated by reference to EnLink Midstream, LLC’s Exhibit 10.3 to Form 10-K, filed February 16, 2022 (File No. 001-36336)).

10.27
Support Agreement, dated as of November 24, 2024, by and among ONEOK, Inc. and EnLink Midstream, LLC (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K, filed November 25, 2024 (File No. 1-13643)).

10.28	ONEOK, Inc. Annual Officer Incentive Plan, as amended and restated November 6, 2024.

19	Securities and Insider Trading Policy

21	Required information concerning the registrant’s subsidiaries.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

97	Compensation Recoupment Policy of ONEOK, Inc.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ONEOK undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the SEC upon its request.

Attached as Exhibit 101 to this Annual Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Balance Sheets at December 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (vi) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 and (vii) Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 24, 2026	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February 2026.

/s/ Julie H. Edwards	/s/ Pierce H. Norton II
Julie H. Edwards	Pierce H. Norton II
Board Chair	President, Chief Executive Officer and
Director

/s/ Walter S. Hulse III	/s/ Mary M. Spears
Walter S. Hulse III	Mary M. Spears
Chief Financial Officer, Treasurer and	Senior Vice President and Chief
Executive Vice President, Investor	Accounting Officer, Finance and Tax
Relations and Corporate Development

/s/ Brian L. Derksen	/s/ Pattye L. Moore
Brian L. Derksen	Pattye L. Moore
Director	Director

/s/ Lori A. Gobillot	/s/ Precious W. Owodunni
Lori A. Gobillot	Precious W. Owodunni
Director	Director

/s/ Mark W. Helderman	/s/ Eduardo A. Rodriguez
Mark W. Helderman	Eduardo A. Rodriguez
Director	Director

/s/ Randall J. Larson	/s/ Gerald B. Smith
Randall J. Larson	Gerald B. Smith
Director	Director

/s/ Mark A. McCollum	/s/ Wayne T. Smith
Mark A. McCollum	Wayne T. Smith
Director	Director