Form 10-Q
period 2026-03-31
ONEOK INC /NEW/
filed 2026-04-29
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

On April 20, 2026, the Company had 630,032,852 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$1.2 Billion Term Loan Agreement	The senior unsecured delayed draw 364-day $1.2 billion term loan agreement dated April 24, 2026
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
BridgeTex	BridgeTex Pipeline Company, LLC, a 60% owned joint venture
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
Eiger	Eiger Express Holdings, LLC, a 25.5% owned joint venture, including the 10.5% held through Matterhorn
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
EnLink Acquisition
The transactions pursuant to which ONEOK acquired a controlling interest in, and subsequently all outstanding publicly held common units of, EnLink, completed on October 15, 2024, and January 31, 2025, respectively, resulting in EnLink becoming a wholly owned subsidiary of ONEOK

EnLink Partners	EnLink Midstream Partners, LP, a wholly owned subsidiary of ONEOK
EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK
Magellan	Magellan Midstream Partners, L.P., a wholly owned subsidiary of ONEOK
Matterhorn	MXP Parent, LLC, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture
MDth/d	Thousand dekatherms per day
Medallion	Medallion Parent Holdings, L.L.C., a wholly owned subsidiary of ONEOK
MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK
OWM	ONEOK Wyoming Midstream, LLC, an 85% owned joint venture
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
Powder Springs	Powder Springs Logistics, LLC, a 50% owned joint venture
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil
Roadrunner	Roadrunner Gas Transmission Holdings, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
XBRL	eXtensible Business Reporting Language

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$8,445	$6,912
Services and other	1,173	1,131
Total revenues (Note J)	9,618	8,043
Cost of sales and fuel (exclusive of items shown separately below)	7,053	5,655
Operations and maintenance	634	655
Depreciation and amortization	378	380
General taxes	112	97
Transaction costs	7	42
Other operating expense (income), net	6	(6)
Operating income	1,428	1,220
Equity in net earnings from investments (Note H)	89	108
Impairment of equity investments (Note H)	(60)	—
Other income, net	3	2
Interest expense (net of capitalized interest of $27 and $10, respectively)	(439)	(442)
Income before income taxes	1,021	888
Income taxes	(245)	(197)
Net income	776	691
Less: Net income attributable to noncontrolling interests	2	55
Net income attributable to ONEOK	$774	$636

Basic EPS (Note G)	$1.23	$1.04

Diluted EPS (Note G)	$1.23	$1.04
Average shares (millions)
Basic	630.7	611.4
Diluted	631.6	612.5
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Millions of dollars)
Net income	$776	$691
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $91 and $11, respectively	(303)	(37)
Derivative amounts reclassified to net income, net of tax of $(19) and $(3), respectively	64	10
Total other comprehensive loss, net of tax	(239)	(27)
Comprehensive income	537	664
Less: Comprehensive income attributable to noncontrolling interests	2	55
Comprehensive income attributable to ONEOK	$535	$609
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2026	2025
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$172	$78
Accounts receivable, net	3,670	3,010
Inventories	1,136	948
Other current assets	565	452
Total current assets	5,543	4,488
Property, plant and equipment
Property, plant and equipment	56,272	55,489
Accumulated depreciation and amortization	7,968	7,628
Net property, plant and equipment	48,304	47,861
Other assets
Investments in unconsolidated affiliates	2,985	2,889
Goodwill	8,058	8,058
Intangible assets, net	2,868	2,901
Other assets	445	444
Total other assets	14,356	14,292
Total assets	$68,203	$66,641
Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Current maturities of long-term debt (Note D)	$1,241	$1,241
Short-term borrowings (Note D)	1,647	820
Accounts payable	3,572	2,838
Accrued interest	515	499
Other current liabilities	836	967
Total current liabilities	7,811	6,365
Long-term debt, excluding current maturities	30,764	30,755
Deferred credits and other liabilities
Deferred income taxes	6,531	6,349
Other deferred credits	609	603
Total deferred credits and other liabilities	7,140	6,952
Commitments and contingencies (Note I)
Redeemable noncontrolling interests in consolidated subsidiaries (Note F)	41	—
Equity (Note E)
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 630,030,737 shares at March 31, 2026; issued 655,909,018 shares and outstanding 629,707,691 shares at December 31, 2025	7	7
Paid-in capital	20,965	20,961
Accumulated other comprehensive loss	(266)	(27)
Retained earnings	2,469	2,373
Treasury stock, at cost: 25,878,281 shares at March 31, 2026, and 26,201,327 shares at December 31, 2025	(818)	(829)
Total ONEOK shareholders' equity	22,357	22,485
Noncontrolling interests in consolidated subsidiaries	90	84
Total equity	22,447	22,569
Total liabilities, redeemable noncontrolling interests and equity	$68,203	$66,641
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Millions of dollars)
Operating activities
Net income	$776	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378	380
Equity in net earnings from investments (Note H)	(89)	(108)
Impairment of equity investments (Note H)	60	—
Distributions received from unconsolidated affiliates	110	101
Deferred income taxes	256	170
Other, net	48	14
Changes in assets and liabilities:
Accounts receivable	(656)	(322)
Inventories, net of commodity imbalances	(173)	(113)
Accounts payable	810	281
Risk-management assets and liabilities	(460)	(34)
Other assets and liabilities, net	(126)	(156)
Cash provided by operating activities	934	904
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(864)	(629)
Contributions to unconsolidated affiliates	(183)	(82)
Other, net	40	17
Cash used in investing activities	(1,007)	(694)
Financing activities
Dividends paid	(674)	(643)
Short-term borrowings, net	827	200
Extinguishment of long-term debt	—	(250)
Other, net	14	(109)
Cash provided by (used in) financing activities	167	(802)
Change in cash and cash equivalents	94	(592)
Cash and cash equivalents at beginning of period	78	733
Cash and cash equivalents at end of period	$172	$141
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
	ONEOK Shareholders' Equity
(Unaudited)	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests (a)
	(Millions of dollars)
January 1, 2026	$7	$20,961	$(27)	$2,373	$(829)	$84	$22,569	$—
Net income	—	—	—	774	—	2	776	—
Other comprehensive loss	—	—	(239)	—	—	—	(239)	—
Common stock issued	—	4	—	—	11	—	15	—
Common stock dividends - $1.07 per share (Note E)	—	—	—	(677)	—	—	(677)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)	—
Contributions from noncontrolling interests	—	—	—	—	—	6	6	—
Contributions from redeemable noncontrolling interests (a)	—	—	—	—	—	—	—	41
Other, net	—	—	—	(1)	—	—	(1)	—
March 31, 2026	$7	$20,965	$(266)	$2,469	$(818)	$90	$22,447	$41
*Accumulated other comprehensive loss
(a) - See Note F for additional discussion on our redeemable noncontrolling interests.

	ONEOK Shareholders' Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Other, net	—	—	11	—	(1)	—	3	13
March 31, 2025	$—	$7	$20,721	$(123)	$1,569	$(810)	$756	$22,120
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2025 year-end Consolidated Balance Sheet data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	March 31, 2026
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$64	$134	$—	$198	$(198)	$—
Total derivative assets	$64	$134	$—	$198	$(198)	$—

Derivative liabilities
Commodity contracts	$(314)	$(171)	$—	$(485)	$485	$—
Total derivative liabilities	$(314)	$(171)	$—	$(485)	$485	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2026, we held no cash and posted cash of $499 million with a counterparty, including $287 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $212 million of cash collateral in excess of derivative liability positions is included in other current assets in our Consolidated Balance Sheets.

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

The book value of our consolidated long-term debt, including current maturities, was $32.0 billion at March 31, 2026, and December 31, 2025. The estimated fair value of our consolidated long-term debt, including current maturities, was $32.1 billion and $32.7 billion at March 31, 2026, and December 31, 2025, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At March 31, 2026, and December 31, 2025, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		March 31, 2026		December 31, 2025
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	$180	$(441)	$112	$(50)
Total derivatives designated as hedging instruments		180	(441)	112	(50)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	18	(44)	17	(17)
Total derivatives not designated as hedging instruments		18	(44)	17	(17)
Total derivatives		$198	$(485)	$129	$(67)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At March 31, 2026, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $287 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	March 31, 2026	December 31, 2025
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(9.9)	(19.4)
- NGLs, Refined Products and crude oil (MMBbl)	(26.9)	(22.1)
Basis
- Natural gas (Bcf)	(9.9)	(17.9)
- NGLs, Refined Products and crude oil (MMBbl)	7.1	(0.6)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(0.9)	(4.1)
- NGLs, Refined Products and crude oil (MMBbl)	(1.5)	0.1
Basis
- Natural gas (Bcf)	—	(0.2)
Swing Swaps
- Natural gas (Bcf)	0.5	(0.6)

Cash Flow Hedges - At March 31, 2026, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $(220) million, which included unrealized losses of $(198) million, net of tax, related to commodity derivative instruments that we expect to be reclassified into earnings during the next 12 months.

For the three months ended March 31, 2026, the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) related to commodity contracts was $(394) million and the effect of cash flow hedges on net income was not material.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

D.    DEBT

Current Maturities - At March 31, 2026, our current maturities of long-term debt consisted of the following:

(Millions of dollars)
$500 at 4.85% due July 2026	$491
$750 at 5.55% due November 2026	750
Current maturities of long-term debt	$1,241

Commercial Paper Program - At March 31, 2026, we had $1.6 billion of commercial paper outstanding, bearing a weighted-average interest rate of 4.16%. At December 31, 2025, we had $820 million of commercial paper outstanding, bearing a weighted-average interest rate of 3.91%.

$3.5 Billion Credit Agreement - Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash items and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. In December 2025, we completed the acquisition of a system of gas gathering assets, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending June 30, 2026, after which it will decrease to 5.0 to 1. As of March 31, 2026, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.2 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

Subsequent Events - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which is available to be drawn in up to two borrowings within 90 days of the closing date. The $1.2 Billion Term Loan Agreement matures 364 days after the date of the initial borrowing and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. We had no borrowings under the $1.2 Billion Term Loan Agreement as of the date of issuance of the Consolidated Financial Statements in this Quarterly Report.

Debt Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. For further details on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in our Annual Report.

E.    EQUITY

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. Dividends paid on our common stock in February 2026 were $1.07 per share. We declared a quarterly common stock dividend of $1.07 per share in April 2026. The quarterly common stock dividend will be paid on May 15, 2026, to shareholders of record at the close of business on May 4, 2026.

F.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As of March 31, 2026, our consolidated VIEs consist of OWM, MBTC Pipeline and Ascension. We are the managing member of each entity. These entities are VIEs because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove us as the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact these entities.

In January 2026, we entered into an agreement to form OWM, which owns natural gas gathering and processing assets in Wyoming. Pursuant to the agreement, our joint venture partner holds a put right, which, if exercised, would require us to purchase all of the outstanding interests in OWM, beginning on the fourth anniversary of closing, at a contractually determined put price. As the put right is outside of our control, we recorded redeemable noncontrolling interests classified as temporary equity in our Consolidated Balance Sheets.

As of December 31, 2025, the assets and liabilities of our consolidated VIEs were not material. The following table presents the balance sheet information for the assets and liabilities that are only for the use or obligation of our consolidated VIEs, which were included in our Consolidated Balance Sheets as of March 31, 2026:

March 31, 2026
(Millions of dollars)
Assets:
Cash and cash equivalents	$136
Accounts receivable, net	10
Other current assets	2
Net property, plant and equipment	397
Liabilities:
Accounts payable	9
Other deferred credits	1

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31, 2026
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$774	630.7	$1.23
Diluted EPS
Effect of dilutive securities	—	0.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$774	631.6	$1.23

	Three Months Ended March 31, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$636	611.4	$1.04
Diluted EPS
Effect of dilutive securities	—	1.1
Net income attributable to ONEOK available for common stock and common stock equivalents	$636	612.5	$1.04

H.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Millions of dollars)
Northern Border	$40	$28
Overland Pass	24	26
BridgeTex	13	16
Saddlehorn	11	13
Roadrunner	10	10
Matterhorn	8	1
Powder Springs	(26)	3
Other	9	11
Equity in net earnings from investments	$89	$108
Impairment of equity investments	$(60)	$—

We incurred expenses in transactions with unconsolidated affiliates of $75 million and $80 million for the three months ended March 31, 2026 and 2025, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex, Saddlehorn and Powder Springs. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

In the first quarter of 2026, we made equity contributions to Texas City Logistics and Eiger of $64 million and $61 million, respectively, which, in combination with contributions from our joint venture partners, were primarily used for funding capital projects.

Impairment Charges - For the period ended March 31, 2026, we evaluated and concluded that the full carrying value of our 50% investment in Powder Springs in our Refined Products and Crude segment was not recoverable and recorded a noncash impairment charge of $60 million, which included $52 million related to a basis difference associated with property, plant and equipment and equity-method goodwill. This impairment charge is reported within impairment of equity investments in our Consolidated Statements of Income. The estimated fair value of the equity investment is classified as Level 3. Our accounting policies for evaluating and testing our equity-method investments in unconsolidated affiliates for impairment are consistent with those discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

I.    COMMITMENTS AND CONTINGENCIES

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

J.    REVENUES

Contract Assets and Contract Liabilities - Our contract asset balances at the beginning and end of the period were not material. Our contract liabilities at the beginning and end of the period primarily related to deferred revenue on Refined Products and crude oil transportation contracts, NGL storage contracts and contributions in aid of construction received from customers, which were not material.

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at March 31, 2026, and December 31, 2025, related to customer receivables. Revenue sources are disaggregated in Note K.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of March 31, 2026, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2026	$978
2027	1,200
2028	1,020
2029	866
2030 and beyond	2,908
Total	$6,972

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
•our Natural Gas Liquids segment gathers, treats, fractionates, transports, stores, markets and distributes NGLs;
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

The significant expense categories and amounts included in the tables below align with the segment-level information that is regularly provided to the chief operating decision-maker. Total assets by segment is excluded from the tables below as that information is not regularly provided to the chief operating decision-maker.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2026	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,026	$3,481	$—	$4,128	$8,635
Residue natural gas sales	711	—	455	—	1,166
Exchange services and natural gas gathering and processing revenue	251	92	—	—	343
Transportation and storage revenue	—	70	171	560	801
Other revenue	9	3	—	28	40
Total revenues (a)	1,997	3,646	626	4,716	10,985
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,293)	(2,768)	(310)	(4,052)	(8,423)
Operating costs	(245)	(208)	(60)	(228)	(741)
Adjusted EBITDA from unconsolidated affiliates	1	27	78	24	130
Noncash compensation expense and other	7	9	5	32	53
Segment adjusted EBITDA	$467	$706	$339	$492	$2,004
Depreciation and amortization	$(135)	$(107)	$(25)	$(109)	$(376)
Equity in net earnings from investments	$—	$24	$58	$7	$89
Impairment of equity investments	$—	$—	$—	$(60)	$(60)
Investments in unconsolidated affiliates	$40	$718	$1,037	$1,184	$2,979
Capital expenditures	$317	$310	$46	$180	$853
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.0 billion for the Natural Gas Gathering and Processing segment, $0.3 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended March 31, 2026	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$8,635	$(1,336)	$7,299
Residue natural gas sales	1,166	(20)	1,146
Exchange services and natural gas gathering and processing revenue	343	—	343
Transportation and storage revenue	801	(13)	788
Other revenue	40	2	42
Total revenues (a)	$10,985	$(1,367)	$9,618
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(8,423)	$1,370	$(7,053)
Operating costs	$(741)	$(5)	$(746)
Depreciation and amortization	$(376)	$(2)	$(378)
Equity in net earnings from investments	$89	$—	$89
Impairment of equity investments	$(60)	$—	$(60)
Investments in unconsolidated affiliates	$2,979	$6	$2,985
Capital expenditures	$853	$11	$864
(a) - Substantially all of our revenues are related to contracts with customers.

Three Months Ended March 31, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,227	$4,112	$—	$1,901	$7,240
Residue natural gas sales	698	—	320	—	1,018
Exchange services and natural gas gathering and processing revenue	184	103	—	—	287
Transportation and storage revenue	80	51	144	539	814
Other revenue	8	2	—	28	38
Total revenues (a)	2,197	4,268	464	2,468	9,397
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,456)	(3,457)	(261)	(1,835)	(7,009)
Operating costs	(257)	(210)	(52)	(224)	(743)
Adjusted EBITDA from unconsolidated affiliates	2	28	61	48	139
Noncash compensation expense and other	5	6	—	14	25
Segment adjusted EBITDA	$491	$635	$212	$471	$1,809
Depreciation and amortization	$(126)	$(113)	$(23)	$(116)	$(378)
Equity in net earnings from investments	$2	$27	$39	$40	$108
Investments in unconsolidated affiliates	$37	$524	$811	$1,029	$2,401
Capital expenditures	$241	$171	$62	$141	$615
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $0.7 billion for the Natural Gas Gathering and Processing segment, $0.5 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended March 31, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,240	$(1,323)	$5,917
Residue natural gas sales	1,018	(23)	995
Exchange services and natural gas gathering and processing revenue	287	—	287
Transportation and storage revenue	814	(5)	809
Other revenue	38	(3)	35
Total revenues (a)	$9,397	$(1,354)	$8,043
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,009)	$1,354	$(5,655)
Operating costs	$(743)	$(9)	$(752)
Depreciation and amortization	$(378)	$(2)	$(380)
Equity in net earnings from investments	$108	$—	$108
Investments in unconsolidated affiliates	$2,401	$4	$2,405
Capital expenditures	$615	$14	$629
(a) - Substantially all of our revenues are related to contracts with customers.

	Three Months Ended March 31,
	2026	2025
Reconciliation of income before income taxes to total segment adjusted EBITDA	(Millions of dollars)
Income before income taxes	$1,021	$888
Interest expense, net of capitalized interest	439	442
Depreciation and amortization	378	380
Adjusted EBITDA from unconsolidated affiliates	130	139
Equity in net earnings from investments	(89)	(108)
Impairment of equity investments	60	—
Noncash compensation expense and other (a)	58	34
Corporate other (a)	7	34
Total segment adjusted EBITDA	$2,004	$1,809
(a) - The three months ended March 31, 2026, included transaction costs related primarily to the EnLink Acquisition of $7 million included within corporate other. The three months ended March 31, 2025, included transaction costs related primarily to the EnLink Acquisition of $31 million included within corporate other and $11 million included within noncash compensation expense and other.

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

Business Update and Market Conditions - Earnings increased in the first quarter of 2026, compared with the first quarter of 2025, due primarily to higher optimization and marketing activity and higher NGL, Refined Products and natural gas processing volumes.

Geopolitical conditions in the Middle East continue to impact our industry and contributed to a volatile commodity price environment in the first quarter of 2026. These conditions have highlighted the importance of a reliable energy supply and infrastructure that support the United States economy and national security. We operate an integrated, reliable, resilient and regionally diversified network of gathering, processing, fractionation, transportation, storage and marine export assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. We believe our assets are well positioned to provide midstream services to producers and end-use markets to help meet domestic and international energy demand.

Each of our four reportable segments are primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2026. Our fee-based earnings are primarily supported by long-term contracts, including minimum volume commitments and take-or-pay agreements, with investment-grade counterparties. While we remain well positioned to reduce downside exposure to commodity price volatility, we may use our integrated midstream network to capture differentials between products and locations in our optimization and marketing businesses as we deliver volumes to where they are needed most.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bighorn plant	300 MMcf/d processing plant with carbon dioxide treater in the Permian Basin	$365	Mid-2027
Natural Gas Liquids
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$485	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Natural Gas Pipelines
Eiger Express Pipeline (c)	450-mile, 48-inch natural gas pipeline from the Permian Basin to Katy, Texas, with capacity of 3.7 Bcf/d	$350	Mid-2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d with additional expansion capabilities	$480	Mid-2026
(a) - Excludes capitalized interest/AFUDC. For our Texas City Logistics, MBTC Pipeline and Eiger joint venture projects, the amounts presented exclude capital contributions from the other joint venture members.
(b) - This project is expected to be completed in two phases, with the first phase of 100 MBbl/d completed in the fourth quarter of 2026, and the second phase of 110 MBbl/d completed in the first quarter of 2027.
(c) - Our investments in Texas City Logistics and Eiger are accounted for using the equity method. Spending on these projects will be recorded as contributions to unconsolidated affiliates.

In our Natural Gas Gathering and Processing segment, we completed the relocation of a 150 MMcf/d processing plant to the Permian Basin from North Texas, which went into service in the first quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Dividends - In February 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.07 per share in April 2026. The quarterly common stock dividend will be paid on May 15, 2026, to shareholders of record at the close of business on May 4, 2026.

Subsequent Events - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which is available to be drawn in up to two borrowings within 90 days of the closing date. The $1.2 Billion Term Loan Agreement matures 364 days after the date of the initial borrowing and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. We had no borrowings under the $1.2 Billion Term Loan Agreement as of the date of issuance of the Consolidated Financial Statements in this Quarterly Report.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2026 vs. 2025
Financial Results	2026	2025	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$8,445	$6,912	1,533
Services and other	1,173	1,131	42
Total revenues	9,618	8,043	1,575
Cost of sales and fuel (exclusive of items shown separately below)	7,053	5,655	1,398
Operating costs	746	752	(6)
Depreciation and amortization	378	380	(2)
Transaction costs	7	42	(35)
Other operating expense (income), net	6	(6)	(12)
Operating income	$1,428	$1,220	208
Equity in net earnings from investments	$89	$108	(19)
Impairment of equity investments	$(60)	$—	(60)
Interest expense, net of capitalized interest	$(439)	$(442)	(3)
Net income	$776	$691	85
Net income attributable to ONEOK	$774	$636	138
Diluted EPS	$1.23	$1.04	0.19
Adjusted EBITDA	$1,997	$1,775	222
Capital expenditures	$864	$629	235

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $208 million for the three months ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:
•Natural Gas Gathering and Processing - a decrease of $39 million due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher volumes across all regions and lower operating costs.
•Natural Gas Liquids - an increase of $74 million due primarily to higher optimization and marketing and higher exchange services.
•Natural Gas Pipelines - an increase of $105 million due primarily to higher optimization and marketing and higher firm transportation revenue.
•Refined Products and Crude - an increase of $26 million due primarily to higher Refined Products volumes and higher crude marketing earnings.

•Consolidated Transaction Costs - a decrease of $35 million due primarily to higher transaction costs in 2025 related to the EnLink Acquisition.

Net income and diluted EPS increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to the items discussed above, offset partially by a noncash impairment charge related to our 50% investment in Powder Springs in our Refined Products and Crude segment.

Capital expenditures increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to the timing of our large capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2026 vs. 2025
Financial Results	2026	2025	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,026	$1,227	(201)
Residue natural gas sales	711	698	13
Gathering, compression, dehydration and processing fees and other revenue	260	272	(12)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,293)	(1,456)	(163)
Operating costs, excluding noncash compensation adjustments	(236)	(250)	(14)
Adjusted EBITDA from unconsolidated affiliates	1	2	(1)
Other	(2)	(2)	—
Adjusted EBITDA	$467	$491	(24)
Capital expenditures	$317	$241	76

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $24 million for the three months ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:
•a decrease of $64 million due to lower realized prices, primarily NGL and natural gas prices, net of hedging; offset by
•an increase of $27 million from higher volumes due to increased production in all regions; and
•a decrease of $14 million in operating costs due primarily to methane fees no longer incurred in 2026 due to regulatory changes.

Capital expenditures increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to our large capital project to construct our Bighorn processing plant in the Permian Basin.

	Three Months Ended
	March 31,
Operating Information	2026	2025
Natural gas processed (MMcf/d) (a)	5,490	5,250
(a) - Included volumes for consolidated entities only. Included volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three months ended March 31, 2026, compared with the same period in 2025, due to increased production in all regions.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2026 vs. 2025
Financial Results	2026	2025	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$3,481	$4,112	(631)
Exchange service and other revenues	95	105	(10)
Transportation and storage revenues	70	51	19
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,768)	(3,457)	(689)
Operating costs, excluding noncash compensation adjustments	(199)	(203)	(4)
Adjusted EBITDA from unconsolidated affiliates	27	28	(1)
Other	—	(1)	1
Adjusted EBITDA	$706	$635	71
Capital expenditures	$310	$171	139

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $71 million for the three months ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $42 million in optimization and marketing due primarily to $25 million of higher earnings on sales of Purity NGLs held in inventory and $9 million of higher optimization volumes; and
•an increase of $24 million in exchange services due primarily to:
◦$80 million of higher volumes in the Gulf Coast/Permian and Rocky Mountain regions; offset partially by
◦$41 million of lower average fee rates in the Gulf Coast/Permian and Mid-Continent regions; and
◦$19 million of narrower product price differentials captured through the fractionation process.

Capital expenditures increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to the Medford fractionator rebuild project and the MBTC Pipeline.

	Three Months Ended
	March 31,
Operating Information	2026	2025
Raw feed throughput (MBbl/d) (a)	1,493	1,293
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.00	$0.00
(a) - Represents physical raw feed volumes for which we provided transportation and/or fractionation services.

We generally expect ethane volumes to increase or decrease with corresponding increases or decreases in overall NGL production. However, ethane volumes may experience growth or decline greater than corresponding growth or decline in overall NGL production due to ethane economics causing producers to recover or reject ethane.

Volumes increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to higher volumes in the Gulf Coast/Permian and Rocky Mountain regions.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2026 vs. 2025
Financial Results	2026	2025	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$123	$100	23
Storage revenues	48	44	4
Residue natural gas sales and other revenues	455	320	135
Cost of sales and fuel (exclusive of depreciation and operating costs)	(310)	(261)	49
Operating costs, excluding noncash compensation adjustments	(57)	(51)	6
Adjusted EBITDA from unconsolidated affiliates	78	61	17
Other	2	(1)	3
Adjusted EBITDA	$339	$212	127
Capital expenditures	$46	$62	(16)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $127 million for the three months ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $92 million in optimization and marketing activity due primarily to $70 million of favorable price differentials between the Waha Hub and Katy, Texas, markets and $19 million due to the impact of Winter Storm Fern;
•an increase of $23 million in transportation services due primarily to higher firm transportation revenue; and
•an increase of $17 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher earnings on Northern Border.

Capital expenditures decreased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to decreased growth projects.

	Three Months Ended
	March 31,
Operating Information (a)	2026	2025
Natural gas transportation capacity contracted (MDth/d)	7,837	7,301
Transportation capacity contracted	93%	91%
(a) - Included volumes for consolidated entities only.

Our natural gas transportation capacity contracted increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to expansion projects and increased volumes contracted.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2026 vs. 2025
Financial Results	2026	2025	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$4,128	$1,901	2,227
Transportation revenues	415	409	6
Storage, terminals and other revenues	173	158	15
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,052)	(1,835)	2,217
Operating costs, excluding noncash compensation adjustments	(220)	(217)	3
Adjusted EBITDA from unconsolidated affiliates	24	48	(24)
Other	24	7	17
Adjusted EBITDA	$492	$471	21
Impairment of equity investments	$60	$—	60
Capital expenditures	$180	$141	39

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $21 million for the three months ended March 31, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $30 million in transportation and storage due primarily to higher Refined Products volumes; and
•an increase of $24 million in optimization and marketing due primarily to higher crude marketing earnings; offset by
•a decrease of $24 million in adjusted EBITDA from unconsolidated affiliates due primarily to losses on Powder Springs.

For the period ended March 31, 2026, we recorded a noncash impairment charge of $60 million related to our 50% investment in Powder Springs. For additional information on our impairment charge, see Note H of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to our routine and large capital projects, including our greater Denver pipeline expansion project.

	Three Months Ended
	March 31,
Operating Information (a)	2026	2025
Refined Products volumes shipped (MBbl/d)	1,568	1,401
Crude oil volumes shipped (MBbl/d)	1,613	1,846
(a) - Included volumes for consolidated entities only.

Refined Products volumes shipped increased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to regional market dynamics that impact demand on our system, primarily increased gasoline shipments.

Crude oil volumes shipped decreased for the three months ended March 31, 2026, compared with the same period in 2025, due primarily to lower volumes associated with low-margin, short-haul movements and further integration of our assets.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2026	2025
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$776	$691
Interest expense, net of capitalized interest	439	442
Depreciation and amortization	378	380
Income taxes	245	197
Adjusted EBITDA from unconsolidated affiliates	130	139
Equity in net earnings from investments	(89)	(108)
Impairment of equity investments	60	—
Noncash compensation expense and other (a)	58	34
Adjusted EBITDA	$1,997	$1,775
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$467	$491
Natural Gas Liquids	706	635
Natural Gas Pipelines	339	212
Refined Products and Crude	492	471
Other (a)	(7)	(34)
Adjusted EBITDA	$1,997	$1,775
(a) - The three months ended March 31, 2026, included transaction costs related primarily to the EnLink Acquisition of $7 million included within other. The three months ended March 31, 2025, included transaction costs related primarily to the EnLink Acquisition of $31 million included within other and $11 million included within noncash compensation expense and other.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, our $3.5 billion commercial paper program, access to $1.0 billion available through our “at-the-market” equity program and the $1.2 Billion Term Loan Agreement. As of April 20, 2026, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note D of the Notes to Consolidated Financial Statements in our Annual Report and Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At March 31, 2026, we had $172 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

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

For additional information on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in our Annual Report and Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program, our $3.5 Billion Credit Agreement and the $1.2 Billion Term Loan Agreement. As of March 31, 2026, we had $1.6 billion of commercial paper outstanding and no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of March 31, 2026, we had a working capital (defined as current assets less current liabilities) deficit of $2.3 billion, due primarily to current maturities of long-term debt and short-term borrowings. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

For additional information on our $3.5 Billion Credit Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

We may, at any time, seek to retire or purchase our or ONEOK Partners’ outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market repurchases, privately negotiated transactions, exercise of contractual call rights, public tender offers or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine and will depend on prevailing market conditions, or liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, less allowance for equity funds used during construction, were $864 million and $629 million for the three months ended March 31, 2026 and 2025, respectively.

We expect total capital expenditures of $2.7 - $3.2 billion in 2026. See discussion of our primary capital projects in the “Recent Developments” section in this Quarterly Report.

Credit Ratings - Our credit ratings as of April 20, 2026, are shown in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $3.5 Billion Credit Agreement could increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $3.5 Billion Credit Agreement, which expires in 2030, as well as the $1.2 Billion Term Loan Agreement to the extent undrawn and within the period of availability. An adverse credit rating change alone is not a default under our $3.5 Billion Credit Agreement and the $1.2 Billion Term Loan Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In February 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarter in the prior year. We declared a quarterly common stock dividend of $1.07 per share in April 2026. The quarterly common stock dividend will be paid on May 15, 2026, to shareholders of record at the close of business on May 4, 2026.

For the three months ended March 31, 2026, our cash flows from operations exceeded dividends paid by $260 million. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

Subsequent Events - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which is available to be drawn in up to two borrowings within 90 days of the closing date. The $1.2 Billion Term Loan Agreement matures 364 days after the date of the initial borrowing and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. We had no borrowings under the $1.2 Billion Term Loan Agreement as of the date of issuance of the Consolidated Financial Statements in this Quarterly Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2026 vs. 2025
	March 31,		$ Increase (Decrease) in Cash
	2026	2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$934	$904	30
Investing activities	(1,007)	(694)	(313)
Financing activities	167	(802)	969
Change in cash and cash equivalents	94	(592)	686
Cash and cash equivalents at beginning of period	78	733	(655)
Cash and cash equivalents at end of period	$172	$141	31

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

Cash flows from operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2026, increased $291 million, compared with the same period in 2025, due primarily to higher deferred income taxes and increased earnings resulting from higher optimization and marketing and higher NGL, Refined Products and natural gas processing volumes as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $605 million for the three months ended March 31, 2026, compared with a decrease of $344 million for the same period in 2025. This change is due primarily to changes in accounts receivable resulting from the receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices, and from changes in risk-management assets and liabilities. These changes were offset partially by changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties.

Investing Cash Flows - Cash used in investing activities for the three months ended March 31, 2026, increased $313 million, compared with the same period in 2025, due primarily to an increase in capital expenditures related to our capital projects and an increase in contributions to unconsolidated affiliates.

Financing Cash Flows - Cash from financing activities for the three months ended March 31, 2026, increased $969 million, compared with the same period in 2025, due primarily to an increase in short-term borrowings in 2026 and the extinguishment of long-term debt in 2025.

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
•the impact of the volatility of natural gas, NGL, Refined Products and crude oil prices on our earnings and cash flows, which is impacted by a variety of factors beyond our control, including international terrorism and conflicts and geopolitical instability (including instability in the Middle East and Venezuela);
•the impact of reduced volatility in energy prices or new government regulations that could discourage our storage customers from holding positions in Refined Products, crude oil and natural gas;
•our dependence on producers, gathering systems, refineries and pipelines owned and operated by others and the impact of any closures, interruptions or reduced activity levels at these facilities;
•the impact of scrutiny and conflicting stakeholder expectations regarding ESG issues, including climate change, and risks associated with the physical and financial impacts of climate change;
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
•our ability to effectively manage our expanded operations following closing of recent and potential future acquisitions;
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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also adversely affect our future results. These and other risks are described in greater detail in Part I, Item 1A, “Risk Factors,” in our Annual Report and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov and our website at www.oneok.com. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts, as described in Note D of the Notes to Consolidated Financial Statements in our Annual Report, to reduce the impact of near-term price fluctuations associated with a portion of our forecasted commodity purchases and sales. The change in the market value of our derivative portfolio is primarily offset by a corresponding change in the value of the hedged item. While geopolitical conditions in the Middle East contributed to commodity price volatility and a decrease in the market value of our derivative portfolio during the first quarter of 2026, our exposure to commodity price risk remains consistent with the discussion of commodity price risk discussed in this Quarterly Report and in our Annual Report.

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

In our Natural Gas Liquids, Natural Gas Pipelines and Refined Products and Crude segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. In our Natural Gas Gathering and Processing segment, for the three months ended March 31, 2026, approximately 85% of the downstream commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 24, 2023 (File No. 1-13643)).

10.1	Form of 2026 Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.20 to ONEOK, Inc.’s Annual Report on Form 10-K filed February 24, 2026 (File No. 1-13643)).

10.2	Form of 2026 Performance Unit Award Agreement (incorporated by reference from Exhibit 10.21 to ONEOK, Inc.’s Annual Report on Form 10-K filed February 24, 2026 (File No. 1-13643)).

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Balance Sheets at March 31, 2026, and December 31, 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (vi) Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the three months ended March 31, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: April 29, 2026	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)