Form 10-Q
period 2026-06-30
ONEOK INC /NEW/
filed 2026-08-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026.
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

On July 27, 2026, the Company had 630,369,667 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$1.2 Billion Term Loan Agreement	The senior unsecured delayed draw 364-day $1.2 billion term loan agreement dated April 24, 2026
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
BridgeTex	BridgeTex Pipeline Company, LLC, a 60% owned joint venture
Delaware Basin JV	A 50.1% owned joint venture, and after the Delaware Basin JV Acquisition, a wholly owned subsidiary of ONEOK
Delaware Basin JV Acquisition	The transaction completed on May 28, 2025, pursuant to which ONEOK acquired the remaining 49.9% noncontrolling interest in Delaware Basin JV
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
Eiger	Eiger Express Holdings, LLC, a 25.5% owned joint venture, including the 10.5% held through Matterhorn
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2026	2025	2026	2025
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$10,814	$6,726	$19,259	$13,638
Services and other	1,235	1,161	2,408	2,292
Total revenues (Note J)	12,049	7,887	21,667	15,930
Cost of sales and fuel (exclusive of items shown separately below)	9,242	5,360	16,295	11,015
Operations and maintenance	715	618	1,349	1,273
Depreciation and amortization	387	368	765	748
General taxes	108	88	220	185
Transaction costs	4	22	11	64
Other operating expense (income), net	—	—	6	(6)
Operating income	1,593	1,431	3,021	2,651
Equity in net earnings from investments (Note H)	103	81	192	189
Impairment of equity investments (Note H)	—	—	(60)	—
Other income, net	4	39	7	41
Interest expense (net of capitalized interest of $35, $12, $62 and $22, respectively)	(434)	(438)	(873)	(880)
Income before income taxes	1,266	1,113	2,287	2,001
Income taxes	(299)	(260)	(544)	(457)
Net income	967	853	1,743	1,544
Less: Net income attributable to noncontrolling interests	1	12	3	67
Net income attributable to ONEOK	$966	$841	$1,740	$1,477

Basic EPS (Note G)	$1.53	$1.34	$2.76	$2.38

Diluted EPS (Note G)	$1.53	$1.34	$2.75	$2.38
Average shares (millions)
Basic	630.9	627.2	630.8	619.3
Diluted	632.0	628.1	631.8	620.3
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2026	2025	2026	2025
	(Millions of dollars)
Net income	$967	$853	$1,743	$1,544
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $(7), $(17), $84 and $(6), respectively	16	58	(287)	21
Derivative amounts reclassified to net income, net of tax of $(66), $(2), $(85) and $(5), respectively	221	1	285	11
Changes in benefit plan obligations and other, net of tax of $—, $—, $— and $—, respectively	1	1	1	1
Total other comprehensive income (loss), net of tax	238	60	(1)	33
Comprehensive income	1,205	913	1,742	1,577
Less: Comprehensive income attributable to noncontrolling interests	1	12	3	67
Comprehensive income attributable to ONEOK	$1,204	$901	$1,739	$1,510
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2026	2025
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$161	$78
Accounts receivable, net	3,550	3,010
Inventories	1,056	948
Other current assets	543	452
Total current assets	5,310	4,488
Property, plant and equipment
Property, plant and equipment	57,094	55,489
Accumulated depreciation and amortization	8,320	7,628
Net property, plant and equipment	48,774	47,861
Other assets
Investments in unconsolidated affiliates	3,139	2,889
Goodwill	8,058	8,058
Intangible assets, net	2,835	2,901
Other assets	433	444
Total other assets	14,465	14,292
Total assets	$68,549	$66,641
Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Current maturities of long-term debt (Note D)	$750	$1,241
Short-term borrowings (Note D)	1,499	820
Accounts payable	3,533	2,838
Accrued interest	459	499
Other current liabilities	963	967
Total current liabilities	7,204	6,365
Long-term debt, excluding current maturities	30,773	30,755
Deferred credits and other liabilities
Deferred income taxes	6,892	6,349
Other deferred credits	599	603
Total deferred credits and other liabilities	7,491	6,952
Commitments and contingencies (Note I)
Redeemable noncontrolling interests in consolidated subsidiaries (Note F)	44	—
Equity (Note E)
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 630,362,380 shares at June 30, 2026; issued 655,909,018 shares and outstanding 629,707,691 shares at December 31, 2025	7	7
Paid-in capital	21,007	20,961
Accumulated other comprehensive loss	(28)	(27)
Retained earnings	2,759	2,373
Treasury stock, at cost: 25,546,638 shares at June 30, 2026, and 26,201,327 shares at December 31, 2025	(808)	(829)
Total ONEOK shareholders' equity	22,937	22,485
Noncontrolling interests in consolidated subsidiaries	100	84
Total equity	23,037	22,569
Total liabilities, redeemable noncontrolling interests and equity	$68,549	$66,641
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2026	2025
	(Millions of dollars)
Operating activities
Net income	$1,743	$1,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	748
Equity in net earnings from investments (Note H)	(192)	(189)
Impairment of equity investments (Note H)	60	—
Distributions received from unconsolidated affiliates	228	198
Deferred income taxes	545	394
Other, net	87	23
Changes in assets and liabilities:
Accounts receivable	(537)	(153)
Inventories, net of commodity imbalances	(140)	(140)
Accounts payable	585	301
Other assets and liabilities, net	(157)	(297)
Cash provided by operating activities	2,987	2,429
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,477)	(1,378)
Contributions to unconsolidated affiliates	(353)	(155)
Other, net	41	25
Cash used in investing activities	(1,789)	(1,508)
Financing activities
Dividends paid	(1,348)	(1,287)
Short-term borrowings, net	79	1,205
$1.2 Billion Term Loan Agreement borrowings (Note D)	600	—
Delaware Basin JV Acquisition	(10)	(536)
Extinguishment of long-term debt (Note D)	(491)	(803)
Other, net	55	(136)
Cash used in financing activities	(1,115)	(1,557)
Change in cash and cash equivalents	83	(636)
Cash and cash equivalents at beginning of period	78	733
Cash and cash equivalents at end of period	$161	$97
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
	ONEOK Shareholders' Equity
(Unaudited)	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(Millions of dollars)
January 1, 2026	$7	$20,961	$(27)	$2,373	$(829)	$84	$22,569	$—
Net income	—	—	—	774	—	2	776	—
Other comprehensive loss	—	—	(239)	—	—	—	(239)	—
Common stock issued	—	4	—	—	11	—	15	—
Common stock dividends - $1.07 per share (Note E)	—	—	—	(677)	—	—	(677)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)	—
Contributions from noncontrolling interests	—	—	—	—	—	6	6	—
Contributions from redeemable noncontrolling interests (Note F)	—	—	—	—	—	—	—	41
Other, net	—	—	—	(1)	—	—	(1)	—
March 31, 2026	7	20,965	(266)	2,469	(818)	90	22,447	41
Net income	—	—	—	966	—	—	966	1
Other comprehensive income	—	—	238	—	—	—	238	—
Common stock issued	—	15	—	—	10	—	25	—
Common stock dividends - $1.07 per share (Note E)	—	—	—	(677)	—	—	(677)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)	—
Contributions from noncontrolling interests	—	—	—	—	—	11	11	—
Contributions from redeemable noncontrolling interests (Note F)	—	—	—	—	—	—	—	2
Other, net	—	27	—	1	—	1	29	—
June 30, 2026	$7	$21,007	$(28)	$2,759	$(808)	$100	$23,037	$44
*Accumulated other comprehensive loss

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Continued)	ONEOK Shareholders' Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Other, net	—	—	11	—	(1)	—	3	13
March 31, 2025	—	7	20,721	(123)	1,569	(810)	756	22,120
Net income	—	—	—	—	841	—	12	853
Other comprehensive income	—	—	—	60	—	—	—	60
Common stock issued	—	—	8	—	—	8	—	16
Common stock dividends - $1.03 per share	—	—	—	—	(644)	—	—	(644)
Delaware Basin JV Acquisition	—	—	199	—	—	—	(678)	(479)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Other, net	—	—	(5)	—	(1)	—	(2)	(8)
June 30, 2025	$—	$7	$20,923	$(63)	$1,765	$(802)	$74	$21,904
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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	June 30, 2026
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$76	$116	$—	$192	$(155)	$37
Total derivative assets	$76	$116	$—	$192	$(155)	$37

Derivative liabilities
Commodity contracts	$(96)	$(59)	$—	$(155)	$155	$—
Total derivative liabilities	$(96)	$(59)	$—	$(155)	$155	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2026, we held no cash and posted cash of $46 million with a counterparty, which is included in other current assets in our Consolidated Balance Sheets.

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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using significant observable market data, including interest rates and credit spreads. We have investments associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily are composed of mutual funds, municipal bonds and other fixed income securities classified as Level 1 and Level 2.

The book value of our consolidated long-term debt, including current maturities, was $31.5 billion and $32.0 billion at June 30, 2026, and December 31, 2025, respectively. The estimated fair value of our consolidated long-term debt, including current maturities, was $31.8 billion and $32.7 billion at June 30, 2026, and December 31, 2025, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At June 30, 2026, and December 31, 2025, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		June 30, 2026		December 31, 2025
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)	Other current assets	$180	$(138)	$112	$(50)
	Other assets	9	(7)	—	—
Total derivatives designated as hedging instruments		189	(145)	112	(50)
Derivatives not designated as hedging instruments
Commodity contracts (a)	Other current assets	3	(8)	17	(17)
	Other assets	—	(2)	—	—
Total derivatives not designated as hedging instruments		3	(10)	17	(17)
Total derivatives		$192	$(155)	$129	$(67)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	June 30, 2026	December 31, 2025
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(18.3)	(19.4)
- NGLs, Refined Products and crude oil (MMBbl)	(19.1)	(22.1)
Basis
- Natural gas (Bcf)	(18.2)	(17.9)
- NGLs, Refined Products and crude oil (MMBbl)	7.7	(0.6)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(4.9)	(4.1)
- NGLs, Refined Products and crude oil (MMBbl)	(0.2)	0.1
Basis
- Natural gas (Bcf)	—	(0.2)
Swing Swaps
- Natural gas (Bcf)	—	(0.6)

Cash Flow Hedges - At June 30, 2026, and December 31, 2025, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $17 million and $19 million, respectively. Corresponding unrealized gains (losses) related to risk-management assets and liabilities at June 30, 2026, and December 31, 2025, were not material.

For the three and six months ended June 30, 2026, the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) related to commodity contracts was $23 million and $(371) million, respectively.

The following table sets forth the effect of cash flow hedges on net income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Three Months Ended	Six Months Ended
		June 30,	June 30,
		2026	2026
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$(280)	$(378)
	Cost of sales and fuel	(2)	16
Interest-rate contracts	Interest expense	(4)	(8)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into net income on derivatives		$(286)	$(370)

For the three and six months ended June 30, 2025, the unrealized change in fair value of cash flow hedges in other comprehensive income (loss) related to commodity contracts and the effect of cash flow hedges on net income were not material.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

D.    DEBT

Current Maturities - At June 30, 2026, our current maturities of long-term debt consisted of $750 million, 5.55% senior notes due November 2026.

Commercial Paper Program - At June 30, 2026, we had $899 million of commercial paper outstanding, bearing a weighted-average interest rate of 4.06%. At December 31, 2025, we had $820 million of commercial paper outstanding, bearing a weighted-average interest rate of 3.91%.

$3.5 Billion Credit Agreement - Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash items and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. In December 2025, we completed the acquisition of a system of gas gathering assets, which allowed us to effectively extend the acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant of 5.5 to 1 was extended through the quarter ending June 30, 2026, after which it will decrease to 5.0 to 1. As of June 30, 2026, we had no outstanding borrowings, our ratio of consolidated indebtedness to adjusted EBITDA was 4.1 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

$1.2 Billion Term Loan Agreement - In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which was available to be drawn in up to two borrowings within 90 days of the closing date. Borrowings under the $1.2 Billion Term Loan Agreement bear interest at Term SOFR plus an applicable margin of 95 basis points. The $1.2 Billion Term Loan Agreement matures 364 days after June 23, 2026, the date of the initial borrowing, and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. As of June 30, 2026, we had $600 million of borrowings outstanding at an interest rate of 4.59% under the $1.2 Billion Term Loan Agreement.

Subsequent event - In July 2026, the remaining borrowings available under the $1.2 Billion Term Loan Agreement were fully drawn and no additional amounts may be borrowed.

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

Debt Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. For further details on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in our Annual Report.

E.    EQUITY

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. Dividends paid on our common stock in February and May 2026 were $1.07 per share. We declared a quarterly common stock dividend of $1.07 per share in July 2026. The quarterly common stock dividend will be paid on August 14, 2026, to shareholders of record at the close of business on August 3, 2026.

F.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As of June 30, 2026, our consolidated VIEs consist of OWM, MBTC Pipeline and Ascension. We are the managing member of each entity. These entities are VIEs because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove us as the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact these entities.

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

As of December 31, 2025, the assets and liabilities of our consolidated VIEs were not material. The following table presents the balance sheet information for the assets and liabilities that are only for the use or obligation of our consolidated VIEs, which were included in our Consolidated Balance Sheets as of June 30, 2026:

June 30, 2026
(Millions of dollars)
Assets:
Cash and cash equivalents	$142
Accounts receivable, net	$41
Other current assets	$2
Net property, plant and equipment	$397
Liabilities:
Accounts payable	$34
Other deferred credits	$2

G.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30, 2026
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$966	630.9	$1.53
Diluted EPS
Effect of dilutive securities	—	1.1
Net income attributable to ONEOK available for common stock and common stock equivalents	$966	632.0	$1.53

	Three Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$841	627.2	$1.34
Diluted EPS
Effect of dilutive securities	—	0.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$841	628.1	$1.34

	Six Months Ended June 30, 2026
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,740	630.8	$2.76
Diluted EPS
Effect of dilutive securities	—	1.0
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,740	631.8	$2.75

	Six Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,477	619.3	$2.38
Diluted EPS
Effect of dilutive securities	—	1.0
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,477	620.3	$2.38

H.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions of dollars)
Northern Border	$29	$20	$69	$48
Overland Pass	24	20	48	46
Matterhorn	14	7	22	8
Saddlehorn	11	13	22	26
Roadrunner	10	11	20	21
BridgeTex	3	6	16	22
Powder Springs	—	(1)	(26)	2
Other	12	5	21	16
Equity in net earnings from investments	$103	$81	$192	$189
Impairment of equity investments	$—	$—	$(60)	$—

We incurred expenses in transactions with unconsolidated affiliates of $70 million and $96 million for the three months ended June 30, 2026 and 2025, respectively, and $145 million and $176 million for the six months ended June 30, 2026 and 2025, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex, Saddlehorn and Powder Springs. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

For the six months ended June 30, 2026, we made equity contributions to Texas City Logistics, Eiger and Matterhorn of $149 million, $100 million and $72 million, respectively, which, in combination with contributions from our joint venture partners, were primarily used for funding capital projects.

Impairment Charges - In the first quarter of 2026, we evaluated and concluded that the full carrying value of our 50% investment in Powder Springs in our Refined Products and Crude segment was not recoverable and recorded a noncash impairment charge of $60 million, which included $52 million related to a basis difference associated with property, plant and equipment and equity-method goodwill. This impairment charge is reported within impairment of equity investments in our Consolidated Statements of Income. The estimated fair value of the equity investment is classified as Level 3. Our accounting policies for evaluating and testing our equity-method investments in unconsolidated affiliates for impairment are consistent with those discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

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

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at June 30, 2026, and December 31, 2025, related to customer receivables. Revenue sources are disaggregated in Note K.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of June 30, 2026, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2026	$719
2027	1,221
2028	1,051
2029	884
2030 and beyond	2,936
Total	$6,811

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2026	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,433	$4,433	$—	$6,485	$12,351
Residue natural gas sales	171	—	278	—	449
Exchange services and natural gas gathering and processing revenue	269	107	—	—	376
Transportation and storage revenue	—	50	170	608	828
Other revenue	5	3	1	41	50
Total revenues (a)	1,878	4,593	449	7,134	14,054
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,079)	(3,746)	(156)	(6,268)	(11,249)
Operating costs	(260)	(223)	(64)	(268)	(815)
Adjusted EBITDA from unconsolidated affiliates	1	26	72	35	134
Noncash compensation expense and other	6	9	(4)	(6)	5
Segment adjusted EBITDA	$546	$659	$297	$627	$2,129
Depreciation and amortization	$(126)	$(116)	$(28)	$(112)	$(382)
Equity in net earnings from investments	$1	$23	$53	$26	$103
Capital expenditures	$185	$202	$15	$191	$593
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.5 billion for the Natural Gas Gathering and Processing segment, $0.4 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended June 30, 2026	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$12,351	$(1,975)	$10,376
Residue natural gas sales	449	(11)	438
Exchange services and natural gas gathering and processing revenue	376	—	376
Transportation and storage revenue	828	(12)	816
Other revenue	50	(7)	43
Total revenues (a)	$14,054	$(2,005)	$12,049
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,249)	$2,007	$(9,242)
Operating costs	$(815)	$(8)	$(823)
Depreciation and amortization	$(382)	$(5)	$(387)
Equity in net earnings from investments	$103	$—	$103
Capital expenditures	$593	$20	$613
(a) - Substantially all of our revenues are related to contracts with customers.

Three Months Ended June 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,100	$3,740	$—	$2,316	$7,156
Residue natural gas sales	449	—	256	—	705
Exchange services and natural gas gathering and processing revenue	290	93	—	—	383
Transportation and storage revenue	—	34	149	563	746
Other revenue	9	4	—	29	42
Total revenues (a)	1,848	3,871	405	2,908	9,032
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,082)	(3,030)	(219)	(2,175)	(6,506)
Operating costs	(236)	(203)	(56)	(217)	(712)
Adjusted EBITDA from unconsolidated affiliates	1	22	55	34	112
Noncash compensation expense and other	9	13	3	7	32
Segment adjusted EBITDA	$540	$673	$188	$557	$1,958
Depreciation and amortization	$(122)	$(112)	$(25)	$(106)	$(365)
Equity in net earnings from investments	$—	$18	$38	$25	$81
Capital expenditures	$341	$135	$52	$184	$712
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $0.6 billion for the Natural Gas Gathering and Processing segment, $0.4 billion for the Natural Gas Liquids segment, $0.1 billion for the Refined Products and Crude segment and were not material for the Natural Gas Pipelines segment.

Three Months Ended June 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,156	$(1,124)	$6,032
Residue natural gas sales	705	(11)	694
Exchange services and natural gas gathering and processing revenue	383	—	383
Transportation and storage revenue	746	(5)	741
Other revenue	42	(5)	37
Total revenues (a)	$9,032	$(1,145)	$7,887
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,506)	$1,146	$(5,360)
Operating costs	$(712)	$6	$(706)
Depreciation and amortization	$(365)	$(3)	$(368)
Equity in net earnings from investments	$81	$—	$81
Capital expenditures	$712	$37	$749
(a) - Substantially all of our revenues are related to contracts with customers.

Six Months Ended June 30, 2026	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,459	$7,914	$—	$10,613	$20,986
Residue natural gas sales	882	—	733	—	1,615
Exchange services and natural gas gathering and processing revenue	520	199	—	—	719
Transportation and storage revenue	—	120	341	1,168	1,629
Other revenue	14	6	1	69	90
Total revenues (a)	3,875	8,239	1,075	11,850	25,039
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,372)	(6,514)	(466)	(10,320)	(19,672)
Operating costs	(505)	(431)	(124)	(496)	(1,556)
Adjusted EBITDA from unconsolidated affiliates	2	53	150	59	264
Noncash compensation expense and other	13	18	1	26	58
Segment adjusted EBITDA	$1,013	$1,365	$636	$1,119	$4,133
Depreciation and amortization	$(261)	$(223)	$(53)	$(221)	$(758)
Equity in net earnings from investments	$1	$47	$111	$33	$192
Impairment of equity investments	$—	$—	$—	$(60)	$(60)
Investments in unconsolidated affiliates	$41	$802	$1,113	$1,174	$3,130
Capital expenditures	$502	$512	$61	$371	$1,446
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $2.5 billion for the Natural Gas Gathering and Processing segment, $0.7 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Six Months Ended June 30, 2026	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$20,986	$(3,311)	$17,675
Residue natural gas sales	1,615	(31)	1,584
Exchange services and natural gas gathering and processing revenue	719	—	719
Transportation and storage revenue	1,629	(25)	1,604
Other revenue	90	(5)	85
Total revenues (a)	$25,039	$(3,372)	$21,667
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(19,672)	$3,377	$(16,295)
Operating costs	$(1,556)	$(13)	$(1,569)
Depreciation and amortization	$(758)	$(7)	$(765)
Equity in net earnings from investments	$192	$—	$192
Impairment of equity investments	$(60)	$—	$(60)
Investments in unconsolidated affiliates	$3,130	$9	$3,139
Capital expenditures	$1,446	$31	$1,477
(a) - Substantially all of our revenues are related to contracts with customers.

Six Months Ended June 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$2,327	$7,852	$—	$4,217	$14,396
Residue natural gas sales	1,147	—	576	—	1,723
Exchange services and natural gas gathering and processing revenue	554	196	—	—	750
Transportation and storage revenue	—	85	293	1,102	1,480
Other revenue	17	6	—	57	80
Total revenues (a)	4,045	8,139	869	5,376	18,429
Cost of sales and fuel (exclusive of depreciation and operating costs)	(2,538)	(6,487)	(480)	(4,010)	(13,515)
Operating costs	(493)	(413)	(108)	(441)	(1,455)
Adjusted EBITDA from unconsolidated affiliates	3	50	116	82	251
Noncash compensation expense and other	14	19	3	21	57
Segment adjusted EBITDA	$1,031	$1,308	$400	$1,028	$3,767
Depreciation and amortization	$(248)	$(225)	$(48)	$(222)	$(743)
Equity in net earnings from investments	$2	$45	$77	$65	$189
Investments in unconsolidated affiliates	$39	$550	$843	$1,011	$2,443
Capital expenditures	$582	$306	$114	$325	$1,327
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.3 billion for the Natural Gas Gathering and Processing segment, $1.0 billion for the Natural Gas Liquids segment, $0.2 billion for the Refined Products and Crude segment and were not material for the Natural Gas Pipelines segment.

Six Months Ended June 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$14,396	$(2,447)	$11,949
Residue natural gas sales	1,723	(34)	1,689
Exchange services and natural gas gathering and processing revenue	750	—	750
Transportation and storage revenue	1,480	(10)	1,470
Other revenue	80	(8)	72
Total revenues (a)	$18,429	$(2,499)	$15,930
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(13,515)	$2,500	$(11,015)
Operating costs	$(1,455)	$(3)	$(1,458)
Depreciation and amortization	$(743)	$(5)	$(748)
Equity in net earnings from investments	$189	$—	$189
Investments in unconsolidated affiliates	$2,443	$3	$2,446
Capital expenditures	$1,327	$51	$1,378
(a) - Substantially all of our revenues are related to contracts with customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of income before income taxes to total segment adjusted EBITDA	(Millions of dollars)
Income before income taxes	$1,266	$1,113	$2,287	$2,001
Interest expense, net of capitalized interest	434	438	873	880
Depreciation and amortization	387	368	765	748
Adjusted EBITDA from unconsolidated affiliates	134	113	264	252
Equity in net earnings from investments	(103)	(81)	(192)	(189)
Impairment of equity investments	—	—	60	—
Noncash compensation expense and other (a)	3	30	61	64
Corporate other (a)	8	(23)	15	11
Total segment adjusted EBITDA	$2,129	$1,958	$4,133	$3,767
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

Business Update and Market Conditions - Earnings increased in the second quarter of 2026, compared with the second quarter of 2025, due primarily to higher NGL, Refined Products and natural gas volumes and higher optimization and marketing activity.

Geopolitical conditions in the Middle East continue to impact our industry and contributed to a volatile commodity price environment for the six months ended June 30, 2026. These conditions highlight the importance of a reliable energy supply and infrastructure that support the United States economy and national security. We operate an integrated, reliable, resilient and regionally diversified network of gathering, processing, fractionation, transportation, storage and marine export assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. Our assets are well positioned to provide midstream services to producers and end-use markets to help meet domestic and international energy demand.

Each of our four reportable segments is primarily fee-based, and we expect our consolidated earnings to be approximately 90% fee-based in 2026. Our fee-based earnings are primarily supported by long-term contracts with investment-grade counterparties, including minimum volume commitments and take-or-pay agreements. While we remain well positioned to reduce downside exposure to commodity price volatility, we may use our integrated midstream network to capture product, location and seasonal price differentials in our optimization and marketing businesses as we deliver volumes to where they are needed most.

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bighorn plant	300 MMcf/d processing plant with carbon dioxide treater in the Permian Basin	$365	Mid-2027
Natural Gas Liquids
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$485	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas	$700	Early 2028
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Natural Gas Pipelines
Eiger Express Pipeline (c)	450-mile, 48-inch natural gas pipeline from the Permian Basin to Katy, Texas, with capacity of 3.7 Bcf/d	$350	Mid-2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d with additional expansion opportunities	$480	Third Quarter 2026
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
(c) - Our investments in Texas City Logistics and Eiger are accounted for using the equity method. Spending on these projects is recorded as contributions to unconsolidated affiliates.

In our Natural Gas Gathering and Processing segment, we completed the relocation of a 150 MMcf/d processing plant to the Permian Basin from North Texas, which went into service in the first quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

$1.2 Billion Term Loan Agreement - In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which was available to be drawn in up to two borrowings within 90 days of the closing date. Borrowings under the $1.2 Billion Term Loan Agreement bear interest at Term SOFR plus an applicable margin of 95 basis points. The $1.2 Billion Term Loan Agreement matures 364 days after June 23, 2026, the date of the initial borrowing, and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. As of June 30, 2026, we had $600 million of borrowings outstanding at an interest rate of 4.59% under the $1.2 Billion Term Loan Agreement. In July 2026, the remaining borrowings available under the $1.2 Billion Term Loan Agreement were fully drawn and no additional amounts may be borrowed.

Dividends - In February and May 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.07 per share in July 2026. The quarterly common stock dividend will be paid on August 14, 2026, to shareholders of record at the close of business on August 3, 2026.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$10,814	$6,726	$19,259	$13,638	4,088	5,621
Services and other	1,235	1,161	2,408	2,292	74	116
Total revenues	12,049	7,887	21,667	15,930	4,162	5,737
Cost of sales and fuel (exclusive of items shown separately below)	9,242	5,360	16,295	11,015	3,882	5,280
Operating costs	823	706	1,569	1,458	117	111
Depreciation and amortization	387	368	765	748	19	17
Transaction costs	4	22	11	64	(18)	(53)
Other operating expense (income), net	—	—	6	(6)	—	(12)
Operating income	$1,593	$1,431	$3,021	$2,651	162	370
Equity in net earnings from investments	$103	$81	$192	$189	22	3
Impairment of equity investments	$—	$—	$(60)	$—	—	(60)
Interest expense, net of capitalized interest	$(434)	$(438)	$(873)	$(880)	(4)	(7)
Net income	$967	$853	$1,743	$1,544	114	199
Net income attributable to ONEOK	$966	$841	$1,740	$1,477	125	263
Diluted EPS	$1.53	$1.34	$2.75	$2.38	0.19	0.37
Adjusted EBITDA	$2,121	$1,981	$4,118	$3,756	140	362
Capital expenditures	$613	$749	$1,477	$1,378	(136)	99

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $162 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•Natural Gas Gathering and Processing - an increase of $2 million due primarily to higher volumes across all regions and higher realized condensate prices, net of hedging, offset partially by higher operating costs.
•Natural Gas Liquids - a decrease of $16 million due primarily to higher operating costs and lower transportation and storage volumes, offset partially by higher optimization and marketing and higher exchange services.
•Natural Gas Pipelines - an increase of $94 million due primarily to higher optimization and marketing and higher firm transportation revenue.
•Refined Products and Crude - an increase of $77 million due primarily to higher Refined Products volumes and rates, and higher crude marketing earnings, offset partially by higher operating costs.

Operating income increased $370 million for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•Natural Gas Gathering and Processing - a decrease of $37 million due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher volumes across all regions.
•Natural Gas Liquids - an increase of $58 million due primarily to higher optimization and marketing and higher exchange services, offset partially by higher operating costs.
•Natural Gas Pipelines - an increase of $199 million due primarily to higher optimization and marketing and higher firm transportation revenue.
•Refined Products and Crude - an increase of $103 million due primarily to higher Refined Products volumes and rates, and higher crude marketing earnings, offset partially by higher operating costs.
•Consolidated Transaction Costs - a decrease of $53 million due primarily to higher transaction costs in 2025 related to the EnLink Acquisition.

Net income and diluted EPS increased for the three months ended June 30, 2026, compared with the same period in 2025, due primarily to the items discussed above and higher equity in net earnings from investments, offset partially by higher income taxes.

Net income and diluted EPS increased for the six months ended June 30, 2026, compared with the same period in 2025, due primarily to the items discussed above, offset partially by a noncash impairment charge related to our 50% investment in Powder Springs in our Refined Products and Crude segment during the first quarter of 2026, and higher income taxes.

Capital expenditures decreased for the three months ended June 30, 2026, and increased for the six months ended June 30, 2026, compared with the same periods in 2025, due primarily to the timing of payments on our large capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,433	$1,100	$2,459	$2,327	333	132
Residue natural gas sales	171	449	882	1,147	(278)	(265)
Gathering, compression, dehydration and processing fees and other revenue	274	299	534	571	(25)	(37)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,079)	(1,082)	(2,372)	(2,538)	(3)	(166)
Operating costs, excluding noncash compensation adjustments	(251)	(229)	(487)	(479)	22	8
Adjusted EBITDA from unconsolidated affiliates	1	1	2	3	—	(1)
Other	(3)	2	(5)	—	(5)	(5)
Adjusted EBITDA	$546	$540	$1,013	$1,031	6	(18)
Capital expenditures	$185	$341	$502	$582	(156)	(80)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $6 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $20 million from higher volumes due to increased production in all regions; and
•an increase of $13 million due primarily to higher realized condensate prices, net of hedging, offset partially by lower realized NGL prices, net of hedging; offset by
•an increase of $22 million in operating costs due primarily to a $13 million methane fee accrual reversed in 2025 due to regulatory changes and $11 million of higher outside services related to the timing of projects.

Adjusted EBITDA decreased $18 million for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•a decrease of $53 million due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher realized condensate prices, net of hedging; and
•an increase of $8 million in operating costs due primarily to the growth of our operations; offset by
•an increase of $49 million from higher volumes due to increased production in all regions.

Capital expenditures decreased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to the timing of payments on capital projects and the completion of the Permian Basin plant relocation project that was placed in service during the first quarter of 2026.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2026	2025	2026	2025
Natural gas processed (MMcf/d) (a)	5,707	5,573	5,585	5,412
(a) - Included volumes for consolidated entities and volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due to increased production in all regions.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,433	$3,740	$7,914	$7,852	693	62
Exchange services and other revenues	110	97	205	202	13	3
Transportation and storage revenues	50	34	120	85	16	35
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,746)	(3,030)	(6,514)	(6,487)	716	27
Operating costs, excluding noncash compensation adjustments	(213)	(195)	(412)	(398)	18	14
Adjusted EBITDA from unconsolidated affiliates	26	22	53	50	4	3
Other	(1)	5	(1)	4	(6)	(5)
Adjusted EBITDA	$659	$673	$1,365	$1,308	(14)	57
Capital expenditures	$202	$135	$512	$306	67	206

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $14 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $18 million in operating costs due primarily to $9 million of higher employee-related costs and $8 million of higher outside services associated with the growth of our operations; and
•a decrease of $6 million in transportation and storage due primarily to lower volumes; offset by
•an increase of $11 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory; and
•an increase of $2 million in exchange services due primarily to:
◦$28 million of higher volumes across our system;
◦$12 million of higher transportation and fractionation costs;
◦$11 million due primarily to fewer product price differentials captured.

Adjusted EBITDA increased $57 million for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $53 million in optimization and marketing due primarily to higher earnings on sales of Purity NGLs held in inventory; and
•an increase of $26 million in exchange services due primarily to:
◦$119 million of higher volumes across our system;
◦$71 million of lower average fee rates and narrower product price differentials in the Gulf Coast/Permian and Mid-Continent regions;
◦$23 million of higher transportation and fractionation costs;
•an increase of $14 million in operating costs due primarily to the growth of our operations; and
•a decrease of $6 million in transportation and storage due primarily to lower volumes.

Capital expenditures increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to the Medford fractionator rebuild project and the MBTC Pipeline.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2026	2025	2026	2025
Raw feed throughput (MBbl/d) (a)	1,630	1,527	1,562	1,411
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02	$0.02	$0.01
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

Volumes increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to higher production in all regions across our system. The three months ended June 30, 2026, also benefited from higher ethane recovery in the Rocky Mountain and Mid-Continent regions.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$123	$104	$246	$204	19	42
Storage revenues	47	45	95	89	2	6
Residue natural gas sales and other revenues	279	256	734	576	23	158
Cost of sales and fuel (exclusive of depreciation and operating costs)	(156)	(219)	(466)	(480)	(63)	(14)
Operating costs, excluding noncash compensation adjustments	(62)	(53)	(119)	(104)	9	15
Adjusted EBITDA from unconsolidated affiliates	72	55	150	116	17	34
Other	(6)	—	(4)	(1)	(6)	(3)
Adjusted EBITDA	$297	$188	$636	$400	109	236
Capital expenditures	$15	$52	$61	$114	(37)	(53)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $109 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $77 million in optimization and marketing activity due primarily to favorable price differentials between the Waha Hub and Katy, Texas, markets;
•an increase of $19 million in transportation services due primarily to higher firm transportation revenue; and
•an increase of $17 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher earnings on Northern Border and Matterhorn.

Adjusted EBITDA increased $236 million for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $169 million in optimization and marketing activity due primarily to favorable price differentials between the Waha Hub and Katy, Texas, markets;
•an increase of $42 million in transportation services due primarily to higher firm transportation revenue; and
•an increase of $34 million in adjusted EBITDA from unconsolidated affiliates due primarily to higher earnings on Northern Border and Matterhorn.

Capital expenditures decreased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to the timing of growth projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2026	2025	2026	2025
Natural gas transportation capacity contracted (MDth/d)	7,735	7,206	7,786	7,254
Transportation capacity contracted	92%	90%	92%	90%
(a) - Included capacity contracted for consolidated entities only.

Our natural gas transportation capacity contracted increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to expansion projects and increased volumes contracted.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months	Six Months
	June 30,		June 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$6,485	$2,316	$10,613	$4,217	4,169	6,396
Transportation revenues	452	425	867	834	27	33
Storage, terminals and other revenues	197	167	370	325	30	45
Cost of sales and fuel (exclusive of depreciation and operating costs)	(6,268)	(2,175)	(10,320)	(4,010)	4,093	6,310
Operating costs, excluding noncash compensation adjustments	(258)	(210)	(478)	(427)	48	51
Adjusted EBITDA from unconsolidated affiliates	35	34	59	82	1	(23)
Other	(16)	—	8	7	(16)	1
Adjusted EBITDA	$627	$557	$1,119	$1,028	70	91
Impairment of equity investments	$—	$—	$60	$—	—	60
Capital expenditures	$191	$184	$371	$325	7	46

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $70 million for the three months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•an increase of $79 million in transportation and storage due primarily to higher Refined Products volumes and rates; and
•an increase of $40 million in optimization and marketing due primarily to $48 million of higher crude marketing earnings, offset partially by $8 million due to lower liquids blending earnings; offset by
•an increase of $48 million in operating costs due primarily to $14 million of higher outside services related to the timing of projects, $13 million of higher employee-related costs and $9 million of higher property taxes associated with the growth of our operations.

Adjusted EBITDA increased $91 million for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•an increase of $108 million in transportation and storage due primarily to higher Refined Products volumes and rates; and
•an increase of $64 million in optimization and marketing due primarily to $81 million of higher crude marketing earnings, offset partially by $17 million due to lower liquids blending earnings; offset by

•an increase of $51 million in operating costs due primarily to $17 million of higher employee-related costs associated with the growth of our operations, $16 million of higher outside services related to the timing of projects and $10 million of higher property taxes associated with the growth of our operations; and
•a decrease of $23 million in adjusted EBITDA from unconsolidated affiliates due primarily to losses on Powder Springs.

During the first quarter of 2026, we recorded a noncash impairment charge of $60 million related to our 50% investment in Powder Springs. For additional information on our impairment charge, see Note H of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to our routine and large capital projects, including our greater Denver pipeline expansion project.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2026	2025	2026	2025
Refined Products volumes shipped (MBbl/d)	1,629	1,503	1,598	1,452
Crude oil volumes shipped (MBbl/d)	1,766	1,782	1,690	1,814
(a) - Included volumes for consolidated entities only.

Refined Products volumes shipped increased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to increased marketing affiliate volumes and regional market dynamics that impact demand on our system including timing of refinery disruptions.

Crude oil volumes shipped decreased for the three and six months ended June 30, 2026, compared with the same periods in 2025, due primarily to lower volumes associated with low-margin, short-haul movements and further integration of our assets.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2026	2025	2026	2025
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$967	$853	$1,743	$1,544
Interest expense, net of capitalized interest	434	438	873	880
Depreciation and amortization	387	368	765	748
Income taxes	299	260	544	457
Adjusted EBITDA from unconsolidated affiliates	134	113	264	252
Equity in net earnings from investments	(103)	(81)	(192)	(189)
Impairment of equity investments	—	—	60	—
Noncash compensation expense and other (a)	3	30	61	64
Adjusted EBITDA	$2,121	$1,981	$4,118	$3,756
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$546	$540	$1,013	$1,031
Natural Gas Liquids	659	673	1,365	1,308
Natural Gas Pipelines	297	188	636	400
Refined Products and Crude	627	557	1,119	1,028
Other (a)	(8)	23	(15)	(11)
Adjusted EBITDA	$2,121	$1,981	$4,118	$3,756
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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 Billion Credit Agreement, which expires in February 2030, our $3.5 billion commercial paper program and our access to $1.0 billion available through an “at-the-market” equity program. No shares have been sold through our “at-the-market” equity program as of the date of this filing.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note D of the Notes to Consolidated Financial Statements in our Annual Report and Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At June 30, 2026, we had $161 million of cash and cash equivalents. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Guarantees - ONEOK, ONEOK Partners, the Intermediate Partnership, Magellan, EnLink and EnLink Partners have cross guarantees in place for ONEOK’s and ONEOK Partners’ indebtedness. These guarantees in place for our and ONEOK Partners’ indebtedness are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of outstanding securities. Liabilities under the guarantees rank equally in right of payment with all of the guarantors’ existing and future senior unsecured indebtedness. The Intermediate Partnership holds all of ONEOK Partners’ interests and equity in its subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Magellan, EnLink and EnLink Partners hold interests in their subsidiaries, which are nonguarantors, and substantially all the assets and operations reside with nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for each issuer and guarantor as the combined financial information of subsidiary issuers and parent guarantors, excluding our ownership of all interest in ONEOK Partners, Magellan and EnLink, reflects no material assets or liabilities or results of operations apart from guaranteed indebtedness.

For additional information on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in our Annual Report and Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. As of June 30, 2026, we had $899 million of commercial paper outstanding, $600 million of borrowings outstanding under our $1.2 Billion Term Loan Agreement, and no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of June 30, 2026, we had a working capital (defined as current assets less current liabilities) deficit of $1.9 billion, due primarily to current maturities of long-term debt and short-term borrowings. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which was available to be drawn in up to two borrowings within 90 days of the closing date. Borrowings under the $1.2 Billion Term Loan Agreement bear interest at Term SOFR plus an applicable margin of 95 basis points. The $1.2 Billion Term Loan Agreement matures 364 days after June 23, 2026, the date of the initial borrowing, and may be used for working capital, capital expenditures, acquisitions, mergers and for other general corporate purposes. The $1.2 Billion Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. In July 2026, the remaining borrowings available under the $1.2 Billion Term Loan Agreement were fully drawn and no additional amounts may be borrowed.

For additional information on our $3.5 Billion Credit Agreement and our $1.2 Billion Term Loan Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

We may, at any time, seek to retire or purchase our or ONEOK Partners’ outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market repurchases, privately negotiated transactions, exercise of contractual call rights, public tender offers or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, less allowance for equity funds used during construction, were $1.5 billion and $1.4 billion for the six months ended June 30, 2026 and 2025, respectively.

We expect total capital expenditures of $2.7 billion - $3.2 billion in 2026. See discussion of our primary capital projects in the “Recent Developments” section in this Quarterly Report.

Credit Ratings - Our credit ratings as of July 27, 2026, are shown in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB	A-2	Stable
Fitch	BBB	F2	Stable

Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $3.5 Billion Credit Agreement could increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $3.5 Billion Credit Agreement, which expires in February 2030. An adverse credit rating change alone is not a default under our $3.5 Billion Credit Agreement and the $1.2 Billion Term Loan Agreement.

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

Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In February and May 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. We declared a quarterly common stock dividend of $1.07 per share in July 2026. The quarterly common stock dividend will be paid on August 14, 2026, to shareholders of record at the close of business on August 3, 2026.

For the six months ended June 30, 2026, our cash flows from operations exceeded dividends paid by $1.6 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2026 vs. 2025
	June 30,		$ Increase (Decrease) in Cash
	2026	2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$2,987	$2,429	558
Investing activities	(1,789)	(1,508)	(281)
Financing activities	(1,115)	(1,557)	442
Change in cash and cash equivalents	83	(636)	719
Cash and cash equivalents at beginning of period	78	733	(655)
Cash and cash equivalents at end of period	$161	$97	64

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

Cash flows from operating activities, before changes in operating assets and liabilities for the six months ended June 30, 2026, increased $518 million, compared with the same period in 2025, due primarily to increased earnings resulting from higher NGL, Refined Products and natural gas volumes and higher optimization and marketing activity, and higher deferred income taxes as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $249 million for the six months ended June 30, 2026, compared with a decrease of $289 million for the same period in 2025. This change is due primarily to changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties, and changes in other assets and liabilities. These changes were offset partially by changes in accounts receivable resulting from the receipt of cash from counterparties, which vary from period to period, and with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities for the six months ended June 30, 2026, increased $281 million, compared with the same period in 2025, due primarily to an increase in contributions to unconsolidated affiliates and an increase in capital expenditures related to our capital projects.

Financing Cash Flows - Cash used in financing activities for the six months ended June 30, 2026, decreased $442 million, compared with the same period in 2025, due primarily to $600 million of borrowings drawn under the $1.2 Billion Term Loan Agreement, cash paid for the Delaware Basin JV Acquisition in 2025 and a decrease in the extinguishment of long-term debt in 2026, offset partially by a decrease in short-term borrowings in 2026 and an increase in dividends paid in 2026.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in reliance on the safe harbor protections of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, which involve substantial risks and uncertainties. Such forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, liquidity, management’s plans, expectations and objectives for our future capital projects and other future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions, potential or pending strategic transactions, the timing thereof and our ability to achieve the intended and projected operational, financial and strategic benefits from any such transactions, and other matters. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements and other statements in this Quarterly Report regarding our environmental, social and other sustainability targets, plans and goals are not an indication that these statements are required to be disclosed in our filings with the SEC, or that we will continue to make similar statements to the same extent or manner in future filings. In addition, historical, current and forward-looking environmental, social and sustainability-related statements may be based on standards and processes for measuring progress that are still developing and that continue to evolve, and assumptions that are subject to change in the future.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts, as described in Note D of the Notes to Consolidated Financial Statements in our Annual Report, to reduce the impact of near-term price fluctuations associated with a portion of our forecasted commodity purchases and sales. The change in the market value of our derivative portfolio is primarily offset by a corresponding change in the value of the hedged item. While geopolitical conditions in the Middle East contributed to commodity price volatility, our exposure to commodity price risk remains consistent with the discussion of commodity price risk discussed in this Quarterly Report and in our Annual Report.

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

In our Natural Gas Liquids, Natural Gas Pipelines and Refined Products and Crude segments, the creditworthiness of our counterparties, which are primarily investment grade, is consistent with that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. In our Natural Gas Gathering and Processing segment, for the six months ended June 30, 2026, approximately 85% of the downstream commodity sales were made to customers rated investment-grade by S&P, approved through comparable internal counterparty analysis or were secured by letters of credit or other collateral.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

1.1	Equity Distribution Agreement, dated August 4, 2026, among ONEOK, Inc., BofA Securities, Inc., as sales agent, principal and/or forward seller, and Bank of America, N.A., as forward purchaser.

3.1
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated April 28, 2025, as amended (incorporated by reference from the Registration Statement on S-3, filed June 18, 2026 (Registration No. 333-296921)).

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 24, 2023 (File No. 1-13643)).

5.1	Opinion of GableGotwals in respect of sales contemplated by Equity Distribution Agreement dated August 4, 2026.

22.1	List of subsidiary guarantors and issuers of guaranteed securities.

23.1	Consent of GableGotwals (included in Exhibit 5.1 hereto).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Balance Sheets at June 30, 2026, and December 31, 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (vi) Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 4, 2026	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer, Treasurer and
Executive Vice President, Investor Relations
and Corporate Development
(Principal Financial Officer)