Form 10-Q
period 2026-09-30
ONEOK INC /NEW/
filed 2026-10-28
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026.
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

On October 19, 2026, the Company had 630,450,437 shares of common stock outstanding.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

$1.2 Billion Term Loan Agreement	The senior unsecured delayed draw 364-day $1.2 billion term loan agreement dated April 24, 2026
$3.5 Billion Credit Agreement	ONEOK’s $3.5 billion amended and restated revolving credit agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Apollo	AP Falcon Holdings LLC, an affiliate of Apollo Global Management, Inc. and the initial holder of the Class B Units
Ascension	Ascension Pipeline Company, LLC, a 50% owned joint venture
Base Return	The capped return on Class B Units as specified within the Operating Agreement, equal to 7.01% during the initial 9-year period, increasing to 7.35% in year 10, 7.475% in year 12, 7.725% in year 14 and 7.85% thereafter
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Brazos Midland	Brazos Midland, LLC, and after the Brazos Midland Acquisition, a wholly owned subsidiary of ONEOK
Brazos Midland Acquisition	The acquisition contemplated by the Brazos Midland Purchase Agreement pursuant to which 100% of the issued and outstanding membership interests of Brazos Midland were acquired in a cash transaction
Brazos Midland Purchase Agreement	The Membership Interest Purchase Agreement, dated August 18, 2026, by and between ONEOK Rockies Midstream, L.L.C. and Brazos Midstream
Brazos Midstream	Brazos Midstream Holdings III, LLC
BridgeTex	BridgeTex Pipeline Company, LLC, a 60% owned joint venture
CFFO	Cash flow from operations, pursuant to the Operating Agreement, a contractually defined measure derived from adjusted EBITDA and includes adjustments for interest expense, working capital, income taxes, distributions associated with unconsolidated affiliates and noncontrolling interests, and certain other specified items
Class A Member	ONEOK or any successor holder of Class A Units of ONEOK Holdings pursuant to the Operating Agreement
Class A Units	The limited liability company interests in ONEOK Holdings designated as a “Class A Unit” in the Operating Agreement
Class B Member	Apollo or any successor holder of Class B Units of ONEOK Holdings pursuant to the Operating Agreement
Class B Units	The limited liability company interests in ONEOK Holdings held by the Class B Member pursuant to the Operating Agreement
Contribution Agreement	Contribution Agreement, dated August 28, 2026, by and among ONEOK Holdings, ONEOK, Falcon TopCo and Apollo
Delaware Basin JV	A 50.1% owned joint venture, and after the Delaware Basin JV Acquisition, a wholly owned subsidiary of ONEOK
Delaware Basin JV Acquisition	The transaction completed on May 28, 2025, pursuant to which ONEOK acquired the remaining 49.9% noncontrolling interest in Delaware Basin JV
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
Eiger	Eiger Express Holdings, LLC, a 25.5% owned joint venture, including the 10.5% held through Matterhorn
EnLink	EnLink Midstream, LLC, and after the EnLink Acquisition, Elk Merger Sub II, L.L.C., a wholly owned subsidiary of ONEOK, and in connection with the Reorganization merged into ONEOK, L.L.C., with ONEOK, L.L.C. surviving the merger

EnLink Acquisition
The transactions pursuant to which ONEOK acquired a controlling interest in, and subsequently all outstanding publicly held common units of, EnLink, completed on October 15, 2024, and January 31, 2025, respectively, resulting in EnLink becoming a wholly owned subsidiary of ONEOK

EPS	Earnings per share of common stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
Falcon Merger Sub	Falcon Merger Sub, L.L.C. formed in connection with the Reorganization and renamed ONEOK, L.L.C.
Falcon TopCo	Falcon TopCo, Inc. formed in connection with the Reorganization and renamed ONEOK, Inc.
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Initial Period	The period beginning on September 10, 2026, and continuing until the outstanding Class B balance of ONEOK Holdings has been reduced to $200 million
Legacy ONEOK	Prior to the Reorganization, ONEOK, Inc. and in connection with the Reorganization merged into Falcon Merger Sub, with Falcon Merger Sub surviving the merger
Matterhorn	MXP Parent, LLC, a 15% owned joint venture
MBbl/d	Thousand barrels per day
MBTC Pipeline	MBTC Pipeline LLC, an 80% owned joint venture
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
Northern Border	Northern Border Pipeline Company, a 50% owned joint venture
ONEOK	ONEOK, Inc.
ONEOK Holdings	ONEOK Holdings, L.L.C., a consolidated direct subsidiary of ONEOK and the parent company of ONEOK, L.L.C., formed in connection with the ONEOK Holdings Transaction, in which ONEOK owns 87% of the outstanding units through its Class A Units and Apollo owns 13% of the outstanding units through its Class B Units
ONEOK Holdings Transaction	The transactions contemplated by the Contribution Agreement, including the Reorganization and Apollo’s $9 billion investment in ONEOK Holdings
ONEOK, L.L.C.	A wholly owned direct subsidiary of ONEOK Holdings and parent of all ONEOK operating subsidiaries
ONEOK Partners	ONEOK Partners, L.P., a wholly owned subsidiary of ONEOK, and in connection with the Reorganization merged into ONEOK, L.L.C., with ONEOK, L.L.C. surviving the merger
Operating Agreement	The amended and restated limited liability company agreement of ONEOK Holdings, entered into in connection with the ONEOK Holdings Transaction, which governs the rights and obligations of the members of ONEOK Holdings
OWM	ONEOK Wyoming Midstream, LLC, an 85% owned joint venture
Overland Pass	Overland Pass Pipeline Company, LLC, a 50% owned joint venture
Powder Springs	Powder Springs Logistics, LLC, a 50% owned joint venture
Purity NGLs	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Refined Products	The output from crude oil refineries, including products such as gasoline, diesel fuel, aviation fuel, kerosene and heating oil

Reorganization	The reorganization completed in connection with the ONEOK Holdings Transaction pursuant to which, among other things, (i) Legacy ONEOK merged with and into Falcon Merger Sub, with Falcon Merger Sub surviving the merger as ONEOK, L.L.C., and (ii) Falcon TopCo became the successor to Legacy ONEOK and was renamed ONEOK, Inc.
Roadrunner	Roadrunner Gas Transmission Holdings, LLC, a 50% owned joint venture
S&P	S&P Global Ratings
Saddlehorn	Saddlehorn Pipeline Company, LLC, a 40% owned joint venture
SEC	Securities and Exchange Commission
Term SOFR	The forward-looking term rate based on Secured Overnight Financing Rate (SOFR)
Texas City Logistics	Texas City Logistics, LLC, a 50% owned joint venture
XBRL	eXtensible Business Reporting Language
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

In addition to our filings with the SEC and materials posted on our website, we also use social media platforms as additional channels of distribution to reach public investors. Information contained on our website or posted on our social media accounts, including any corresponding applications, is not incorporated by reference into this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2026	2025	2026	2025
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$11,190	$7,416	$30,449	$21,054
Services and other	1,265	1,218	3,673	3,510
Total revenues (Note K)	12,455	8,634	34,122	24,564
Cost of sales and fuel (exclusive of items shown separately below)	9,612	5,962	25,907	16,977
Operations and maintenance	767	639	2,116	1,912
Depreciation and amortization	395	378	1,160	1,126
General taxes	94	99	314	284
Transaction costs	15	10	26	74
Other operating expense (income), net	4	(12)	10	(18)
Operating income	1,568	1,558	4,589	4,209
Equity in net earnings from investments (Note I)	103	92	295	281
Impairment of equity investments (Note I)	—	—	(60)	—
Other income, net	102	37	109	78
Interest expense (net of capitalized interest of $42, $19, $104 and $41, respectively)	(415)	(450)	(1,288)	(1,330)
Income before income taxes	1,358	1,237	3,645	3,238
Income tax benefit (expense) (Note F)	26	(297)	(518)	(754)
Net income	1,384	940	3,127	2,484
Less: Net income attributable to noncontrolling interests	34	1	37	68
Net income attributable to ONEOK	$1,350	$939	$3,090	$2,416

Basic EPS (Note H)	$2.14	$1.49	$4.90	$3.88

Diluted EPS (Note H)	$2.13	$1.49	$4.89	$3.87
Average shares (millions)
Basic	631.1	630.6	630.9	623.1
Diluted	632.6	631.5	632.1	624.1
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2026	2025	2026	2025
	(Millions of dollars)
Net income	$1,384	$940	$3,127	$2,484
Other comprehensive income (loss), net of tax
Change in fair value of derivatives, net of tax of $65, $(1), $149 and $(7), respectively	(211)	3	(498)	24
Derivative amounts reclassified to net income, net of tax of $(11), $3, $(96) and $(2), respectively	35	(5)	320	6
Changes in benefit plan obligations and other, net of tax of $—, $—, $— and $—, respectively	—	—	1	1
Total other comprehensive income (loss), net of tax	(176)	(2)	(177)	31
Comprehensive income	1,208	938	2,950	2,515
Less: Comprehensive income attributable to noncontrolling interests	34	1	37	68
Comprehensive income attributable to ONEOK	$1,174	$937	$2,913	$2,447
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2026	2025
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$186	$78
Accounts receivable, net	4,175	3,010
Inventories	1,338	948
Other current assets	554	452
Total current assets	6,253	4,488
Property, plant and equipment
Property, plant and equipment	58,041	55,489
Accumulated depreciation and amortization	8,666	7,628
Net property, plant and equipment	49,375	47,861
Other assets
Investments in unconsolidated affiliates	3,382	2,889
Goodwill	8,058	8,058
Intangible assets, net	2,801	2,901
Cash held for acquisition (Notes B & F)	4,000	—
Other assets	423	444
Total other assets	18,664	14,292
Total assets	$74,292	$66,641
Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Current maturities of long-term debt (Note E)	$1,500	$1,241
Short-term borrowings (Note E)	85	820
Accounts payable	4,219	2,838
Commodity imbalances	374	217
Accrued interest	437	499
Other current liabilities	806	750
Total current liabilities	7,421	6,365
Long-term debt, excluding current maturities	26,935	30,755
Deferred credits and other liabilities
Deferred income taxes	6,806	6,349
Other deferred credits	620	603
Total deferred credits and other liabilities	7,426	6,952
Commitments and contingencies (Note J)
Redeemable noncontrolling interests in consolidated subsidiaries (Note G)	50	—
Equity (Note F)
Common stock, $0.01 par value: authorized 1,200,000,000 shares; issued 655,909,018 shares and outstanding 630,447,920 shares at September 30, 2026; issued 655,909,018 shares and outstanding 629,707,691 shares at December 31, 2025	7	7
Paid-in capital	20,889	20,961
Accumulated other comprehensive loss	(204)	(27)
Retained earnings	3,429	2,373
Treasury stock, at cost: 25,461,098 shares at September 30, 2026, and 26,201,327 shares at December 31, 2025	(805)	(829)
Total ONEOK shareholders' equity	23,316	22,485
Noncontrolling interests in consolidated subsidiaries (Note F)	9,144	84
Total equity	32,460	22,569
Total liabilities, redeemable noncontrolling interests and equity	$74,292	$66,641
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2026	2025
	(Millions of dollars)
Operating activities
Net income	$3,127	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,160	1,126
Equity in net earnings from investments (Note I)	(295)	(281)
Impairment of equity investments (Note I)	60	—
Distributions received from unconsolidated affiliates	331	293
Deferred income taxes	512	731
Other, net	39	47
Changes in assets and liabilities:
Accounts receivable	(1,160)	(253)
Inventories, net of commodity imbalances	(267)	(170)
Accounts payable	1,201	357
Risk-management assets and liabilities	(271)	10
Other assets and liabilities, net	(71)	(291)
Cash provided by operating activities	4,366	4,053
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,414)	(2,182)
Purchases of and contributions to unconsolidated affiliates (Note I)	(548)	(499)
Other, net	45	39
Cash used in investing activities	(2,917)	(2,642)
Financing activities
Dividends paid	(2,022)	(1,935)
Short-term borrowings, net	(735)	—
Issuance of long-term debt, net of discounts, and term loan borrowings (Note E)	1,200	2,989
Delaware Basin JV Acquisition	(10)	(550)
Extinguishment of long-term debt and term loan repayments (Note E)	(4,691)	(1,285)
Contributions received from the ONEOK Holdings Transaction (Note F)	9,000	—
Other, net	(83)	(164)
Cash provided by (used in) financing activities	2,659	(945)
Change in cash and cash equivalents	4,108	466
Cash and cash equivalents at beginning of period	78	733
Cash and cash equivalents at end of period (a)	$4,186	$1,199
(a) - Includes cash held for acquisition, which is included within other assets on our Consolidated Balance Sheets as of September 30, 2026.

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
	ONEOK Shareholders' Equity
(Unaudited)	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(Millions of dollars)
January 1, 2026	$7	$20,961	$(27)	$2,373	$(829)	$84	$22,569	$—
Net income	—	—	—	774	—	2	776	—
Other comprehensive loss	—	—	(239)	—	—	—	(239)	—
Common stock issued	—	4	—	—	11	—	15	—
Common stock dividends - $1.07 per share (Note F)	—	—	—	(677)	—	—	(677)	—
Contributions from redeemable noncontrolling interests (Note G)	—	—	—	—	—	—	—	41
Other, net	—	—	—	(1)	—	4	3	—
March 31, 2026	7	20,965	(266)	2,469	(818)	90	22,447	41
Net income	—	—	—	966	—	—	966	1
Other comprehensive income	—	—	238	—	—	—	238	—
Common stock issued	—	15	—	—	10	—	25	—
Common stock dividends - $1.07 per share (Note F)	—	—	—	(677)	—	—	(677)	—
Other, net	—	27	—	1	—	10	38	2
June 30, 2026	7	21,007	(28)	2,759	(808)	100	23,037	44
Net income	—	—	—	1,350	—	34	1,384	—
Other comprehensive loss	—	—	(176)	—	—	—	(176)	—
Common stock issued	—	5	—	—	3	—	8	—
Common stock dividends - $1.07 per share (Note F)	—	—	—	(680)	—	—	(680)	—
Contributions received from the ONEOK Holdings Transaction (Note F)	—	—	—	—	—	9,000	9,000	—
Other, net	—	(123)	—	—	—	10	(113)	6
September 30, 2026	$7	$20,889	$(204)	$3,429	$(805)	$9,144	$32,460	$50
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Continued)	ONEOK Shareholders' Equity
(Unaudited)	Preferred Stock	Common Stock	Paid-in Capital	AOCL*	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(Millions of dollars)
January 1, 2025	$—	$6	$16,354	$(96)	$1,579	$(807)	$5,097	$22,133
Net income	—	—	—	—	636	—	55	691
Other comprehensive loss	—	—	—	(27)	—	—	—	(27)
Preferred stock dividends - $13.75 per share	—	—	—	—	—	—	—	—
Common stock issued	—	—	(21)	—	—	14	—	(7)
Common stock dividends - $1.03 per share	—	—	—	—	(645)	—	—	(645)
Repurchase of common stock	—	—	—	—	—	(17)	—	(17)
EnLink Acquisition	—	1	4,377	—	—	—	(4,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Other, net	—	—	11	—	(1)	—	7	17
March 31, 2025	—	7	20,721	(123)	1,569	(810)	756	22,120
Net income	—	—	—	—	841	—	12	853
Other comprehensive income	—	—	—	60	—	—	—	60
Common stock issued	—	—	8	—	—	8	—	16
Common stock dividends - $1.03 per share	—	—	—	—	(644)	—	—	(644)
Delaware Basin JV Acquisition	—	—	199	—	—	—	(678)	(479)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Other, net	—	—	(5)	—	(1)	—	4	(2)
June 30, 2025	—	7	20,923	(63)	1,765	(802)	74	21,904
Net income	—	—	—	—	939	—	1	940
Other comprehensive loss	—	—	—	(2)	—	—	—	(2)
Common stock issued	—	—	2	—	—	4	—	6
Common stock dividends - $1.03 per share	—	—	—	—	(656)	—	—	(656)
Repurchase of common stock	—	—	—	—	—	(45)	—	(45)
Delaware Basin JV Acquisition	—	—	(14)	—	—	—	—	(14)
Other, net	—	—	23	—	—	—	1	24
September 30, 2025	$—	$7	$20,934	$(65)	$2,048	$(843)	$76	$22,157
*Accumulated other comprehensive loss

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2025 year-end Consolidated Balance Sheets data was derived from our audited Consolidated Financial Statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to the current year presentation. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our Annual Report.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2026, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each of our reporting units were not less than their respective carrying value, that no further testing was necessary and that goodwill was not considered impaired.

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

B.    ACQUISITIONS

On August 18, 2026, we entered into the Brazos Midland Purchase Agreement with Brazos Midstream to acquire Brazos Midstream’s Permian Midland Basin natural gas gathering and processing assets.

Subsequent event - On October 6, 2026, we completed the Brazos Midland Acquisition and acquired 100% of the issued and outstanding membership interests of Brazos Midland for total cash consideration of approximately $4.6 billion, which includes the $4.425 billion announced purchase price and approximately $135 million of closing adjustments related primarily to Brazos Midstream capital spend. We funded the acquisition with proceeds received from the ONEOK Holdings Transaction and short-term borrowings. For additional information on the ONEOK Holdings Transaction, see Note F of the Notes to the Consolidated Financial Statements in this Quarterly Report.

The Brazos Midland assets are highly complementary to our existing Permian Midland Basin natural gas gathering and processing and NGL transportation infrastructure. The acquisition in our Natural Gas Gathering and Processing segment is expected to more than double our Midland Basin natural gas processing capacity to approximately 2.3 Bcf/d, including facilities currently under construction, and expand our integrated natural gas gathering and processing platform in the Permian Basin.

The Brazos Midland Acquisition will be accounted for using the acquisition method of accounting for business combinations pursuant to Accounting Standards Codification 805, “Business Combinations,” which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. At the time of this filing, it is impracticable to disclose all the information required by ASC 805, “Business Combinations,” as we are in the process of evaluating the purchase accounting and pro forma implications of this transaction.

For the three and nine months ended September 30, 2026, transaction costs related to the Brazos Midland Acquisition were not material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements as of the dates indicated:

	September 30, 2026
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net
	(Millions of dollars)
Derivative assets
Commodity contracts	$59	$190	$—	$249	$(249)	$—
Total derivative assets	$59	$190	$—	$249	$(249)	$—

Derivative liabilities
Commodity contracts	$(342)	$(102)	$—	$(444)	$444	$—
Total derivative liabilities	$(342)	$(102)	$—	$(444)	$444	$—
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2026, we held no cash and posted cash of $289 million with a counterparty, including $195 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $94 million of cash collateral in excess of derivative liability positions is included in other current assets in our Consolidated Balance Sheets.

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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, including cash held for the Brazos Midland Acquisition, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using significant observable market data, including interest rates and credit spreads. We have investments associated with our supplemental executive retirement plan and nonqualified deferred compensation plan that are carried at fair value and primarily are composed of mutual funds, municipal bonds and other fixed income securities classified as Level 1 and Level 2.

The book value of our consolidated long-term debt, including current maturities, was $28.4 billion and $32.0 billion at September 30, 2026, and December 31, 2025, respectively. The estimated fair value of our consolidated long-term debt, including current maturities, was $27.5 billion and $32.7 billion at September 30, 2026, and December 31, 2025, respectively. The estimated fair value of the aggregate senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

Interest-rate risk - We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. At September 30, 2026, and December 31, 2025, we had no outstanding interest-rate derivative instruments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments presented on a gross basis as of the dates indicated:

		September 30, 2026		December 31, 2025
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Millions of dollars)
Derivatives designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	$232	$(421)	$112	$(50)
Total derivatives designated as hedging instruments		232	(421)	112	(50)
Derivatives not designated as hedging instruments
Commodity contracts (a)(b)	Other current assets	17	(23)	17	(17)
Total derivatives not designated as hedging instruments		17	(23)	17	(17)
Total derivatives		$249	$(444)	$129	$(67)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.
(b) - At September 30, 2026, our derivative net liability positions under master-netting arrangements for financial commodity contracts were offset by cash collateral of $195 million.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for our derivative instruments, consisting of futures and swaps, held as of the dates indicated:

	September 30, 2026	December 31, 2025
	Net Purchased/Payor (Sold/Receiver)
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	(23.8)	(19.4)
- NGLs, Refined Products and crude oil (MMBbl)	(18.9)	(22.1)
Basis
- Natural gas (Bcf)	(24.2)	(17.9)
- NGLs, Refined Products and crude oil (MMBbl)	2.6	(0.6)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	(5.1)	(4.1)
- NGLs, Refined Products and crude oil (MMBbl)	—	0.1
Basis
- Natural gas (Bcf)	(0.3)	(0.2)
Swing Swaps
- Natural gas (Bcf)	2.2	(0.6)

Cash Flow Hedges - At September 30, 2026, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $(159) million, which included unrealized losses of $(141) million, net of tax, related to commodity derivative instruments that we expect to be reclassified into earnings during the next 12 months. At December 31, 2025, the accumulated other comprehensive income (loss) relating to risk-management assets and liabilities, net of taxes, was $19 million and the corresponding unrealized gains (losses) related to risk-management assets and liabilities were not material.

For the three and nine months ended September 30, 2026, the change in fair value of cash flow hedges in other comprehensive income (loss) related to commodity contracts was $(276) million and $(647) million, respectively.

The following table sets forth the effect of cash flow hedges on income before income taxes for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income before Income Taxes	Three Months Ended	Nine Months Ended
		September 30,	September 30,
		2026	2026
		(Millions of dollars)
Commodity contracts	Commodity sales revenues	$(123)	$(501)
	Cost of sales and fuel	81	97
Interest-rate contracts	Interest expense	(4)	(12)
Total change in fair value of cash flow hedges reclassified from accumulated other comprehensive loss into income before income taxes on derivatives		$(46)	$(416)

For the three and nine months ended September 30, 2025, the change in fair value of cash flow hedges in other comprehensive income (loss) related to commodity contracts and the effect of cash flow hedges on net income were not material.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize credit risk. Our policies and related credit risk are consistent with those discussed in our Annual Report.

E.    DEBT

Current Maturities - At September 30, 2026, our current maturities of long-term debt consisted of the following:

(Millions of dollars)
$500 at 4.0% due July 2027	$500
$1,250 at 4.25% due September 2027	1,000
Current maturities of long-term debt	$1,500

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In September 2026, we completed the following debt extinguishments with proceeds received from the ONEOK Holdings Transaction:

Principal Extinguished
(Millions of dollars, except for percentages or where specified)
$1.2 Billion Term Loan Agreement	$1,200
Commercial paper	800
$750 at 5.55% due November 2026	750
$1,250 at 4.25% due September 2027	250
Cash tender offers accepted (a):
$800 at 3.95% due March 2050	368
$500 at 4.2% due October 2047	197
$500 at 4.5% due March 2050	101
$250 at 4.2% due March 2045	64
$500 at 4.25% due September 2046	203
$750 at 4.45% due September 2049	86
$250 at 4.2% due December 2042	25
$500 at 4.85% due February 2049	195
$700 at 4.95% due July 2047	159
$450 at 5.05% due April 2045	167
$1,000 at 5.2% due July 2048	370
$550 at 5.15% due October 2043	150
$500 at 5.45% due June 2047	297
$1,500 at 5.7% due November 2054	80
Total	$5,462
(a) - In September 2026, pursuant to cash tender offers in connection with the ONEOK Holdings Transaction, we repurchased certain of our senior notes with an aggregate principal amount of $2.5 billion for total consideration of $2.0 billion, including accrued and unpaid interest. Many of the tendered notes were previously recorded at fair value upon acquisition. Therefore, net gains on debt extinguishment were not material.

Commercial Paper Program - At September 30, 2026, we had $85 million of commercial paper outstanding, bearing a weighted-average interest rate of 4.13%. At December 31, 2025, we had $820 million of commercial paper outstanding, bearing a weighted-average interest rate of 3.91%. In September 2026, we repaid $800 million of our then-outstanding commercial paper balance with proceeds received from the ONEOK Holdings Transaction.

$3.5 Billion Credit Agreement - Our $3.5 Billion Credit Agreement is a revolving credit facility and contains certain customary conditions for borrowing, as well as customary financial, affirmative and negative covenants. Among other things, these covenants include maintaining a ratio of consolidated net indebtedness to adjusted EBITDA (EBITDA, as defined in our $3.5 Billion Credit Agreement, adjusted for all noncash items and increased for projected EBITDA from certain lender-approved capital expansion projects). In addition, adjusted EBITDA as defined in our $3.5 Billion Credit Agreement allows inclusion of the trailing 12 months of consolidated adjusted EBITDA of an acquired business. We completed the Brazos Midland Acquisition in the fourth quarter of 2026, which allows for an acquisition adjustment period under our $3.5 Billion Credit Agreement and, as a result, our leverage ratio covenant will increase to 5.5 to 1 beginning in October 2026 and extend through the quarter ending June 30, 2027, after which it will decrease to 5.0 to 1. As of September 30, 2026, we had no outstanding borrowings, our ratio of consolidated net indebtedness to adjusted EBITDA was 3.4 to 1, and we were in compliance with all covenants under our $3.5 Billion Credit Agreement.

$1.2 Billion Term Loan Agreement - In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which was available to be drawn in up to two borrowings within 90 days of the closing date. Borrowings under the $1.2 Billion Term Loan Agreement bore interest at Term SOFR plus an applicable margin of 95 basis points. The $1.2 Billion Term Loan Agreement was scheduled to mature 364 days after June 23, 2026, the date of the initial borrowing, and was used for working capital, capital expenditures and other general corporate purposes. The $1.2 Billion Term Loan Agreement allowed prepayment of all or any portion outstanding, without penalty or premium, and contained substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. As of July 2026, borrowings available under the $1.2 Billion Term Loan Agreement were fully drawn and no additional amounts could be borrowed. In September 2026, we repaid the $1.2 billion balance outstanding on the $1.2 Billion Term Loan Agreement with proceeds received from the ONEOK Holdings Transaction, and the agreement was terminated upon repayment.

Debt Guarantees - In connection with the Reorganization, as discussed in Note F, ONEOK, L.L.C. assumed all of the obligations of Legacy ONEOK and ONEOK Partners under their respective outstanding senior notes such that all debt is now held at ONEOK L.L.C, and ONEOK provided a parent guarantee for ONEOK, L.L.C.’s indebtedness. ONEOK’s guarantee of ONEOK, L.L.C.’s indebtedness is full, irrevocable, unconditional and absolute. Liabilities under the guarantee rank equally in right of payment with all of ONEOK’s existing and future senior unsecured indebtedness.

F.    EQUITY

Noncontrolling Interests - As of September 30, 2026, noncontrolling interests within total equity in our Consolidated Balance Sheets related to Ascension, MBTC Pipeline and the Class B Units discussed below.

ONEOK Holdings Transaction - On September 10, 2026, we announced the closing of the ONEOK Holdings Transaction. In connection with the ONEOK Holdings Transaction, we completed a Reorganization whereby a newly formed company, Falcon TopCo, became the successor to Legacy ONEOK and was renamed ONEOK, Inc. As part of the Reorganization, Legacy ONEOK merged with and into Falcon Merger Sub, with Falcon Merger Sub surviving the merger as ONEOK, L.L.C. Upon completion of the Reorganization, each outstanding share of Legacy ONEOK common stock automatically converted into an equivalent corresponding share of ONEOK common stock. The Reorganization was accounted for as a common control transaction and does not represent a change in the reporting entity.

Subsequent to the Reorganization and pursuant to the Contribution Agreement, (i) Apollo made a $9 billion cash contribution to ONEOK Holdings in exchange for Class B Units and became the sole Class B Member of ONEOK Holdings and (ii) ONEOK contributed the equity interests in ONEOK, L.L.C., which holds all of ONEOK’s operating entities, to ONEOK Holdings in exchange for Class A Units and became the sole Class A Member of ONEOK Holdings. All debt is held at ONEOK, L.L.C. and the Class B investment is structurally subordinated to the debt.

After the Reorganization and the ONEOK Holdings Transaction, ONEOK’s structure is as follows:

ONEOK, Inc. (NYSE: OKE)
Class A Interest
ONEOK Public Shareholders
ONEOK Holdings, L.L.C.
AP Falcon Holdings, LLC
Class B Interest
ONEOK, L.L.C.
ONEOK Debt
All Operating Subsidiaries

The Class A Units entitle ONEOK to receive total cash available for distribution after the payment of quarterly distributions to the Class B Member. The Class A Units also provide us with the right to appoint and remove all members of the board of managers of ONEOK Holdings. We also control quarterly distributions, subject to required distributions if we declare a common dividend, repurchase common stock, or otherwise return capital to public shareholders, or if a special distribution is declared by ONEOK Holdings. ONEOK, L.L.C. can at any time distribute cash to ONEOK for the payment of taxes. ONEOK Holdings is a consolidated subsidiary of ONEOK, and the Class B Units are presented as noncontrolling interests within total equity in our Consolidated Balance Sheets because we, through ownership of the Class A Units, retain control over ONEOK Holdings and there are no redemption rights that require settlement in cash outside of our control.

Subject to our right to approve a distribution, the Class B Units provide the Class B Member with certain quarterly distributions equal to a percentage of CFFO, payable no later than the third business day following February 15, May 15, August 15 and November 15 of each year. During the Initial Period, the Class B Member distributions are equal to 15% (or up to 20%, at our discretion) of CFFO, with the remainder distributed to us. The distribution percentage is equal to 20% of CFFO during the periods in which our leverage ratio, as defined in the Operating Agreement, exceeds 4.5 to 1. The Class B Units also provide the Class B Member with certain protective consent rights over specified actions outside the ordinary course of business of ONEOK Holdings. Such rights are limited to ONEOK Holdings and do not extend to ONEOK or ONEOK, L.L.C. The Class B Units do not provide the Class B Member with a stated liquidation preference in ONEOK Holdings.

The Class B Units limit the Class B Member to the applicable Base Return on the $9 billion initial investment. Income is attributed to the Class B Units consistent with the contractual terms specified within the Operating Agreement, which includes the Class B Units sharing in earnings up to the stated Base Return. Income is attributed to the Class B Units as the then-applicable Base Return is earned on the outstanding investment balance and is recorded as income attributable to noncontrolling interests in our Consolidated Statements of Income. Distributions received by the Class B Member in excess of the income attribution are treated as a return of capital and reduce the carrying amount of its investment.

Following the ONEOK Holdings Transaction, we recorded a one-time noncash income tax benefit of $336 million during the quarter ended September 30, 2026, due primarily to the remeasurement of deferred tax balances and the release of valuation allowances on certain state net operating losses and tax credit carryforwards that are more likely than not to be utilized prior to their expiration. The tax benefit was recorded as a discrete event in the quarter. Our estimated annualized effective tax rate before the discrete event did not have a material change. As a result of the discrete event, the annual effective tax rate for the nine months ended September 30, 2026, decreased to 14.2%.

The Operating Agreement provides us with the right to purchase all outstanding Class B Units. Prior to the 15th anniversary of the investment, the purchase price equals the amount necessary for the Class B Member to achieve the then-applicable Base Return (the Buyout Amount); provided that, prior to the eighth anniversary of the investment, we may exercise this right only after the Class B investment balance has been reduced to $200 million. From the 15th anniversary through the 20th anniversary, the purchase price equals 115% of the Buyout Amount. Thereafter, we may purchase the Class B Units during specified buyout periods pursuant to the Operating Agreement.

The Operating Agreement provides the Class B Member with certain rights upon a change of control. Upon (i) a change of control of ONEOK that is approved by the board of directors and (ii) a ratings downgrade of an acquiring company’s or ONEOK’s senior unsecured long-term indebtedness to below investment grade or such ratings being withdrawn or otherwise no longer rated by the applicable rating agency or certain other actions of an acquiring company, the Class B Member may require the Class A Member to purchase all Class B Units at the then-applicable Buyout Amount, if on or before the 15th anniversary, or 115% of the Buyout Amount if thereafter.

The Operating Agreement also provides the Class B Member with an equity conversion right. Following the 20th anniversary of the investment and once the outstanding Class B investment balance has been reduced to $200 million, the Class B Member may elect to convert all outstanding Class B Units into a variable number of shares of publicly traded common equity of ONEOK subject to an explicit limit on the number of shares issued.

Common Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. Dividends paid on our common stock in February, May and August 2026 were $1.07 per share. We declared a quarterly common stock dividend of $1.07 per share in October 2026. The quarterly common stock dividend will be paid on November 16, 2026, to shareholders of record at the close of business on November 2, 2026.

G.    VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (VIEs) - As of September 30, 2026, our consolidated VIEs consist of OWM, MBTC Pipeline and Ascension. We are the managing member of each entity. These entities are VIEs because the nonmanaging member does not have substantive rights (except in the case of default and other triggering events) to remove us as the managing member or participating rights over the managing member. As the managing member, we are the primary beneficiary because we control the decisions that most significantly impact these entities.

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

As of December 31, 2025, the assets and liabilities of our consolidated VIEs were not material. The following table presents the balance sheet information for the assets and liabilities that are only for the use or obligation of our consolidated VIEs, which were included in our Consolidated Balance Sheets as of September 30, 2026:

September 30, 2026
(Millions of dollars)
Assets:
Cash and cash equivalents	$159
Accounts receivable, net	$12
Other current assets	$2
Net property, plant and equipment	$572
Liabilities:
Accounts payable	$50
Other current liabilities	$1
Other deferred credits	$2

H.    EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30, 2026
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$1,350	631.1	$2.14
Diluted EPS
Effect of dilutive securities	—	1.5
Net income attributable to ONEOK available for common stock and common stock equivalents	$1,350	632.6	$2.13

	Three Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$939	630.6	$1.49
Diluted EPS
Effect of dilutive securities	—	0.9
Net income attributable to ONEOK available for common stock and common stock equivalents	$939	631.5	$1.49

	Nine Months Ended September 30, 2026
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$3,090	630.9	$4.90
Diluted EPS
Effect of dilutive securities	—	1.2
Net income attributable to ONEOK available for common stock and common stock equivalents	$3,090	632.1	$4.89

	Nine Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Millions, except per share amounts)
Basic EPS
Net income attributable to ONEOK available for common stock	$2,416	623.1	$3.88
Diluted EPS
Effect of dilutive securities	—	1.0
Net income attributable to ONEOK available for common stock and common stock equivalents	$2,416	624.1	$3.87

I.    UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments and Impairments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions of dollars)
Northern Border	$27	$28	$96	$76
Overland Pass	22	22	70	68
Saddlehorn	13	13	35	39
Matterhorn	10	2	32	10
Roadrunner	10	10	30	31
BridgeTex	12	9	28	31
Powder Springs	—	—	(26)	2
Other	9	8	30	24
Equity in net earnings from investments	$103	$92	$295	$281
Impairment of equity investments	$—	$—	$(60)	$—

We incurred expenses in transactions with unconsolidated affiliates of $76 million and $67 million for the three months ended September 30, 2026 and 2025, respectively, and $221 million and $218 million for the nine months ended September 30, 2026 and 2025, respectively, related primarily to Overland Pass, Matterhorn and Northern Border. Revenue earned and accounts receivable from, and accounts payable to, our unconsolidated affiliates were not material.

We are the operator of Roadrunner, BridgeTex, Saddlehorn and Powder Springs. In each case, we have operating agreements that provide for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments included in operating income in our Consolidated Statements of Income for all periods presented were not material.

For the nine months ended September 30, 2026, we recorded equity contributions to Texas City Logistics, Eiger and Matterhorn of $238 million, $190 million and $136 million, respectively, which, in combination with contributions from our joint venture partners, were primarily used for funding capital projects.

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

Receivables from Customer and Revenue Disaggregation - Substantially all of the balances in accounts receivable on our Consolidated Balance Sheets at September 30, 2026, and December 31, 2025, related to customer receivables. Revenue sources are disaggregated in Note L.

Unsatisfied Performance Obligations - We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) variable consideration on contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents aggregate value allocated to unsatisfied performance obligations as of September 30, 2026, and the amounts we expect to recognize in revenue in future periods, related primarily to firm transportation and storage contracts with remaining contract terms ranging from one month to 23 years.

Expected Period of Recognition in Revenue	(Millions of dollars)
Remainder of 2026	$372
2027	1,298
2028	1,088
2029	908
2030 and beyond	2,975
Total	$6,641

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

The significant expense categories and amounts included in the tables below align with the segment-level information that is regularly provided to the chief operating decision-maker. Total assets by segment are excluded from the tables below as that information is not regularly provided to the chief operating decision-maker.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2026	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,483	$4,920	$—	$5,974	$12,377
Residue natural gas sales	521	—	337	—	858
Exchange services and natural gas gathering and processing revenue	253	120	—	—	373
Transportation and storage revenue	—	54	171	611	836
Other revenue	8	3	—	60	71
Total revenues (a)	2,265	5,097	508	6,645	14,515
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,445)	(4,184)	(274)	(5,768)	(11,671)
Operating costs	(264)	(230)	(71)	(251)	(816)
Adjusted EBITDA from unconsolidated affiliates	1	26	67	49	143
Noncash compensation expense and other	6	9	1	10	26
Segment adjusted EBITDA	$563	$718	$231	$685	$2,197
Depreciation and amortization	$(137)	$(119)	$(25)	$(112)	$(393)
Equity in net earnings from investments	$1	$23	$47	$32	$103
Capital expenditures	$398	$262	$59	$200	$919
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

Three Months Ended September 30, 2026	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$12,377	$(2,013)	$10,364
Residue natural gas sales	858	(32)	826
Exchange services and natural gas gathering and processing revenue	373	—	373
Transportation and storage revenue	836	(13)	823
Other revenue	71	(2)	69
Total revenues (a)	$14,515	$(2,060)	$12,455
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,671)	$2,059	$(9,612)
Operating costs	$(816)	$(45)	$(861)
Depreciation and amortization	$(393)	$(2)	$(395)
Equity in net earnings from investments	$103	$—	$103
Capital expenditures	$919	$18	$937
(a) - Substantially all of our revenues are related to contracts with customers.

Three Months Ended September 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$1,066	$3,746	$—	$3,010	$7,822
Residue natural gas sales	468	—	296	—	764
Exchange services and natural gas gathering and processing revenue	298	111	—	—	409
Transportation and storage revenue	—	36	154	590	780
Other revenue	9	2	—	29	40
Total revenues (a)	1,841	3,895	450	3,629	9,815
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,038)	(2,977)	(255)	(2,873)	(7,143)
Operating costs	(244)	(202)	(59)	(231)	(736)
Adjusted EBITDA from unconsolidated affiliates	1	26	63	40	130
Noncash compensation expense and other	6	6	1	17	30
Segment adjusted EBITDA	$566	$748	$200	$582	$2,096
Depreciation and amortization	$(126)	$(116)	$(25)	$(108)	$(375)
Equity in net earnings from investments	$1	$24	$39	$28	$92
Capital expenditures	$302	$218	$55	$214	$789
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $1.1 billion for the Natural Gas Gathering and Processing segment, $0.1 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Three Months Ended September 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$7,822	$(1,157)	$6,665
Residue natural gas sales	764	(13)	751
Exchange services and natural gas gathering and processing revenue	409	(3)	406
Transportation and storage revenue	780	(5)	775
Other revenue	40	(3)	37
Total revenues (a)	$9,815	$(1,181)	$8,634
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,143)	$1,181	$(5,962)
Operating costs	$(736)	$(2)	$(738)
Depreciation and amortization	$(375)	$(3)	$(378)
Equity in net earnings from investments	$92	$—	$92
Capital expenditures	$789	$15	$804
(a) - Substantially all of our revenues are related to contracts with customers.

Nine Months Ended September 30, 2026	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$3,942	$12,834	$—	$16,587	$33,363
Residue natural gas sales	1,403	—	1,070	—	2,473
Exchange services and natural gas gathering and processing revenue	773	319	—	—	1,092
Transportation and storage revenue	—	174	512	1,779	2,465
Other revenue	22	9	1	129	161
Total revenues (a)	6,140	13,336	1,583	18,495	39,554
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,817)	(10,698)	(740)	(16,088)	(31,343)
Operating costs	(769)	(661)	(195)	(747)	(2,372)
Adjusted EBITDA from unconsolidated affiliates	3	79	217	108	407
Noncash compensation expense and other	19	27	2	36	84
Segment adjusted EBITDA	$1,576	$2,083	$867	$1,804	$6,330
Depreciation and amortization	$(398)	$(342)	$(78)	$(333)	$(1,151)
Equity in net earnings from investments	$2	$70	$158	$65	$295
Impairment of equity investments	$—	$—	$—	$(60)	$(60)
Investments in unconsolidated affiliates	$41	$893	$1,266	$1,173	$3,373
Capital expenditures	$900	$774	$120	$571	$2,365
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $4.0 billion for the Natural Gas Gathering and Processing segment, $1.1 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Nine Months Ended September 30, 2026	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$33,363	$(5,324)	$28,039
Residue natural gas sales	2,473	(63)	2,410
Exchange services and natural gas gathering and processing revenue	1,092	—	1,092
Transportation and storage revenue	2,465	(38)	2,427
Other revenue	161	(7)	154
Total revenues (a)	$39,554	$(5,432)	$34,122
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(31,343)	$5,436	$(25,907)
Operating costs	$(2,372)	$(58)	$(2,430)
Depreciation and amortization	$(1,151)	$(9)	$(1,160)
Equity in net earnings from investments	$295	$—	$295
Impairment of equity investments	$(60)	$—	$(60)
Investments in unconsolidated affiliates	$3,373	$9	$3,382
Capital expenditures	$2,365	$49	$2,414
(a) - Substantially all of our revenues are related to contracts with customers.

Nine Months Ended September 30, 2025	Natural Gas Gathering and Processing	Natural Gas Liquids	Natural Gas Pipelines	Refined Products and Crude	Total Segments
	(Millions of dollars)
Liquids commodity sales	$3,393	$11,598	$—	$7,227	$22,218
Residue natural gas sales	1,615	—	872	—	2,487
Exchange services and natural gas gathering and processing revenue	852	307	—	—	1,159
Transportation and storage revenue	—	121	447	1,692	2,260
Other revenue	26	8	—	86	120
Total revenues (a)	5,886	12,034	1,319	9,005	28,244
Cost of sales and fuel (exclusive of depreciation and operating costs)	(3,576)	(9,464)	(735)	(6,883)	(20,658)
Operating costs	(737)	(615)	(167)	(672)	(2,191)
Adjusted EBITDA from unconsolidated affiliates	4	76	179	122	381
Noncash compensation expense and other	20	25	4	38	87
Segment adjusted EBITDA	$1,597	$2,056	$600	$1,610	$5,863
Depreciation and amortization	$(374)	$(341)	$(73)	$(330)	$(1,118)
Equity in net earnings from investments	$3	$69	$116	$93	$281
Investments in unconsolidated affiliates	$40	$597	$860	$1,271	$2,768
Capital expenditures	$884	$524	$169	$539	$2,116
(a) - Intersegment revenues are primarily from commodity sales, which are based on the contracted selling price that is generally index-based and settled monthly. Intersegment revenues totaled $3.4 billion for the Natural Gas Gathering and Processing segment, $0.2 billion for the Natural Gas Liquids segment and were not material for the Refined Products and Crude and Natural Gas Pipelines segments.

Nine Months Ended September 30, 2025	Total Segments	Other and Eliminations	Total
	(Millions of dollars)
Reconciliations of total segments to consolidated
Liquids commodity sales	$22,218	$(3,604)	$18,614
Residue natural gas sales	2,487	(47)	2,440
Exchange services and natural gas gathering and processing revenue	1,159	(3)	1,156
Transportation and storage revenue	2,260	(15)	2,245
Other revenue	120	(11)	109
Total revenues (a)	$28,244	$(3,680)	$24,564
Cost of sales and fuel (exclusive of depreciation and operating costs)	$(20,658)	$3,681	$(16,977)
Operating costs	$(2,191)	$(5)	$(2,196)
Depreciation and amortization	$(1,118)	$(8)	$(1,126)
Equity in net earnings from investments	$281	$—	$281
Investments in unconsolidated affiliates	$2,768	$5	$2,773
Capital expenditures	$2,116	$66	$2,182
(a) - Substantially all of our revenues are related to contracts with customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of income before income taxes to total segment adjusted EBITDA	(Millions of dollars)
Income before income taxes	$1,358	$1,237	$3,645	$3,238
Interest expense, net of capitalized interest	415	450	1,288	1,330
Depreciation and amortization	395	378	1,160	1,126
Adjusted EBITDA from unconsolidated affiliates	143	129	407	381
Equity in net earnings from investments	(103)	(92)	(295)	(281)
Impairment of equity investments	—	—	60	—
Noncash compensation expense and other (a)	30	17	91	81
Corporate other (a)(b)	(41)	(23)	(26)	(12)
Total segment adjusted EBITDA	$2,197	$2,096	$6,330	$5,863
(a) - The nine months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $59 million included within corporate other and $15 million included within noncash compensation expense and other.
(b) - The three and nine months ended September 30, 2026, included a $53 million net benefit from the ONEOK Holdings Transaction and Brazos Midland Acquisition, related primarily to corporate net gains on extinguishment of debt, offset by costs. The three and nine months ended September 30, 2025, included corporate net gains on extinguishment of debt of $22 million and $58 million, respectively, in connection with open market repurchases.

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

ONEOK Holdings Transaction - On September 10, 2026, we announced the closing of the ONEOK Holdings Transaction. Subsequent to the Reorganization and pursuant to the Contribution Agreement, (i) Apollo made a $9 billion cash contribution to ONEOK Holdings in exchange for Class B Units and became the sole Class B Member of ONEOK Holdings and (ii) ONEOK contributed the equity interests in ONEOK, L.L.C., which holds all of ONEOK’s operating entities, to ONEOK Holdings in exchange for Class A Units and became the sole Class A Member of ONEOK Holdings. All debt is held at ONEOK, L.L.C. and the Class B investment is structurally subordinated to the debt. The capped return on Class B Units is 7.01% for the first nine years of the investment, which is lower than our cost of publicly traded equity. Distributions to the Class B Member in excess of the Base Return will reduce the Class B investment balance outstanding over time. We used $5 billion of proceeds from this transaction to fund the repayment of existing indebtedness outlined below, which accelerated our deleveraging timeline and further enhanced our balance sheet. The remaining cash proceeds on hand funded the Brazos Midland Acquisition, which closed in early October.

Following the closing of the ONEOK Holdings Transactions and planned debt repayments, S&P and Fitch upgraded our long-term credit ratings to BBB+ from BBB with stable outlooks.

For additional information on the ONEOK Holdings Transaction, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In September 2026, we completed the following debt extinguishments with proceeds received from the ONEOK Holdings Transaction:

Principal Extinguished
(Millions of dollars, except for percentages or where specified)
$1.2 Billion Term Loan Agreement	$1,200
Commercial paper	800
$750 at 5.55% due November 2026	750
$1,250 at 4.25% due September 2027	250
Cash tender offers accepted (a):
$800 at 3.95% due March 2050	368
$500 at 4.2% due October 2047	197
$500 at 4.5% due March 2050	101
$250 at 4.2% due March 2045	64
$500 at 4.25% due September 2046	203
$750 at 4.45% due September 2049	86
$250 at 4.2% due December 2042	25
$500 at 4.85% due February 2049	195
$700 at 4.95% due July 2047	159
$450 at 5.05% due April 2045	167
$1,000 at 5.2% due July 2048	370
$550 at 5.15% due October 2043	150
$500 at 5.45% due June 2047	297
$1,500 at 5.7% due November 2054	80
Total	$5,462
(a) - In September 2026, pursuant to cash tender offers in connection with the ONEOK Holdings Transaction, we repurchased certain of our senior notes with an aggregate principal amount of $2.5 billion for total consideration of $2.0 billion, including accrued and unpaid interest. Many of the tendered notes were previously recorded at fair value upon acquisition. Therefore, net gains on debt extinguishment were not material.

Brazos Midland Acquisition - On August 18, 2026, we entered into the Brazos Midland Purchase Agreement with Brazos Midstream to acquire Brazos Midstream’s Permian Midland Basin natural gas gathering and processing assets. On October 6, 2026, we completed the Brazos Midland Acquisition and acquired 100% of the issued and outstanding membership interests of Brazos Midland for total cash consideration of approximately $4.6 billion, which includes the $4.425 billion announced purchase price and approximately $135 million of closing adjustments related primarily to Brazos Midstream capital spend. We funded the acquisition with proceeds received from the ONEOK Holdings Transaction and short-term borrowings.

For additional information on the Brazos Midland Acquisition, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report.

Business Update and Market Conditions - Earnings increased in the third quarter of 2026, compared with the third quarter of 2025, due primarily to higher NGL, Refined Products and natural gas volumes and higher optimization and marketing activity.

Geopolitical conditions in the Middle East continue to impact our industry and contributed to a volatile commodity price environment for the nine months ended September 30, 2026. These conditions have also contributed to historically wide crack spreads and high refinery utilization rates resulting in higher Refined Products volumes on our system. The current market environment highlights the importance of a reliable energy supply and infrastructure that support the United States economy and national security. We operate an integrated, reliable, resilient and regionally diversified network of gathering, processing, fractionation, transportation, storage and marine export assets connecting supply in the Rocky Mountain, Mid-Continent, Permian and Gulf Coast regions with key market centers. Our assets are well positioned to provide midstream services to producers and end-use markets to help meet domestic and international energy demand.

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

Capital Projects - Our primary capital projects are outlined in the table below:

Project	Scope	Approximate Cost (a)	Expected Completion
Natural Gas Gathering and Processing		(In millions)
Bighorn plant	400 MMcf/d processing plant with carbon dioxide treater in the Permian Basin	$380	Second Quarter 2027
Cutter I plant	60 MMcf/d processing plant in the Powder River Basin.	$180	Fourth Quarter 2026
Cutter II plant	120 MMcf/d processing plant in the Powder River Basin	$200	First-half 2028
Cassidy II plant	330 MMcf/d processing plant in the Permian Basin	$180 (d)	Third Quarter 2027
Natural Gas Liquids
Medford fractionator	Rebuild our 210 MBbl/d NGL fractionation facility in Medford, Oklahoma	$550	(b)
Texas City Logistics export terminal (c)	400 MBbl/d liquified petroleum gas export terminal in Texas City, Texas	$700	Early 2028
Delaware NGL expansion	245 MBbl/d expansion of NGL takeaway capacity through new lateral connections and looping	$305	Third Quarter 2027
MBTC Pipeline	24-inch pipeline from Mont Belvieu, Texas, storage facility to the new Texas City, Texas, export terminal	$280	Early 2028
Natural Gas Pipelines
Eiger Express Pipeline (c)	450-mile, 48-inch natural gas pipeline from the Permian Basin to Katy, Texas, with capacity of 3.7 Bcf/d	$350	Mid-2028
Refined Products and Crude
Greater Denver pipeline expansion	Increase total system capacity by 35 MBbl/d with additional expansion opportunities	$480	Completed
(a) - Excludes capitalized interest/AFUDC. For our Texas City Logistics, MBTC Pipeline, Cutter I plant, Cutter II plant and Eiger joint venture projects, the amounts presented exclude capital contributions from the other joint venture members.
(b) - This project is expected to be completed in two phases, with the first phase of 100 MBbl/d completed in the fourth quarter of 2026, and the second phase of 110 MBbl/d completed in the first quarter of 2027.
(c) - Our investments in Texas City Logistics and Eiger are accounted for using the equity method. Spending on these projects is recorded as contributions to unconsolidated affiliates.
(d) - Represents our incremental portion subsequent to the Brazos Midland Acquisition.

In our Natural Gas Gathering and Processing segment, we completed the relocation of a 150 MMcf/d processing plant to the Permian Basin from North Texas, which went into service in the first quarter of 2026. In addition, we expect to place Cassidy I, a 330 MMcf/d processing plant in the Permian Basin, into service in the fourth quarter of 2026.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Common Dividends - In February, May and August 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. Our dividend growth is due primarily to the increase in cash flows resulting from the growth of our operations. We declared a quarterly common stock dividend of $1.07 per share in October 2026. The quarterly common stock dividend will be paid on November 16, 2026, to shareholders of record at the close of business on November 2, 2026.

Goodwill Impairment Review - We assess our goodwill for impairment at least annually as of July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2026, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units with goodwill was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, costs and overall financial performance), we determined that it was more likely than not that the fair value of each of our reporting units was not less than their respective carrying value, that no further testing was necessary, and that goodwill was not considered impaired.

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

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars, except per share amounts)
Revenues
Commodity sales	$11,190	$7,416	$30,449	$21,054	3,774	9,395
Services and other	1,265	1,218	3,673	3,510	47	163
Total revenues	12,455	8,634	34,122	24,564	3,821	9,558
Cost of sales and fuel (exclusive of items shown separately below)	9,612	5,962	25,907	16,977	3,650	8,930
Operating costs	861	738	2,430	2,196	123	234
Depreciation and amortization	395	378	1,160	1,126	17	34
Transaction costs	15	10	26	74	5	(48)
Other operating expense (income), net	4	(12)	10	(18)	(16)	(28)
Operating income	$1,568	$1,558	$4,589	$4,209	10	380
Equity in net earnings from investments	$103	$92	$295	$281	11	14
Impairment of equity investments	$—	$—	$(60)	$—	—	(60)
Interest expense, net of capitalized interest	$(415)	$(450)	$(1,288)	$(1,330)	(35)	(42)
Net income	$1,384	$940	$3,127	$2,484	444	643
Net income attributable to ONEOK	$1,350	$939	$3,090	$2,416	411	674
Diluted EPS	$2.13	$1.49	$4.89	$3.87	0.64	1.02
Adjusted EBITDA	$2,238	$2,119	$6,356	$5,875	119	481
Capital expenditures	$937	$804	$2,414	$2,182	133	232

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Operating income increased $10 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•Natural Gas Gathering and Processing - $18 million decrease due primarily to higher operating costs, offset partially by higher volumes across all regions and higher realized condensate and natural gas prices, net of hedging.
•Natural Gas Liquids - $36 million decrease due primarily to higher inventory of unfractionated NGLs and higher operating costs, offset partially by higher optimization and marketing and higher volumes in the Gulf Coast/Permian region.
•Natural Gas Pipelines - $28 million increase due primarily to higher optimization and marketing and higher firm transportation revenue, offset partially by higher operating costs.
•Refined Products and Crude - $87 million increase due primarily to higher optimization and marketing and higher transportation and storage, offset partially by higher operating costs.

Operating income increased $380 million for the nine months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•Natural Gas Gathering and Processing - $55 million decrease due primarily to lower realized NGL and natural gas prices, net of hedging and higher operating costs, offset partially by higher volumes across all regions.
•Natural Gas Liquids - $22 million increase due primarily to higher optimization and marketing and higher volumes across our system, offset partially by lower average fee rates, higher inventory of unfractionated NGLs and higher operating costs.
•Natural Gas Pipelines - $227 million increase due primarily to higher optimization and marketing and higher firm transportation revenue, offset partially by higher operating costs.
•Refined Products and Crude - $190 million increase due primarily to higher optimization and marketing and higher transportation and storage, offset partially by higher operating costs.

Net income and diluted EPS increased for the three months ended September 30, 2026, compared with the same period in 2025, due primarily to the items discussed above and a one-time noncash income tax benefit recorded following the ONEOK Holdings Transaction in September 2026.

Net income and diluted EPS increased for the nine months ended September 30, 2026, compared with the same period in 2025, due primarily to the items discussed above and a one-time noncash income tax benefit recorded following the ONEOK Holdings Transaction in September 2026, offset partially by a noncash impairment charge related to our 50% investment in Powder Springs in our Refined Products and Crude segment during the first quarter of 2026.

Capital expenditures increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to the timing of payments on our large capital projects. Please refer to the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information on our capital projects.

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

Natural Gas Gathering and Processing

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,483	$1,066	$3,942	$3,393	417	549
Residue natural gas sales	521	468	1,403	1,615	53	(212)
Gathering, compression, dehydration and processing fees and other revenue	261	307	795	878	(46)	(83)
Cost of sales and fuel (exclusive of depreciation and operating costs)	(1,445)	(1,038)	(3,817)	(3,576)	407	241
Operating costs, excluding noncash compensation adjustments	(256)	(237)	(743)	(716)	19	27
Adjusted EBITDA from unconsolidated affiliates	1	1	3	4	—	(1)
Other	(2)	(1)	(7)	(1)	(1)	(6)
Adjusted EBITDA	$563	$566	$1,576	$1,597	(3)	(21)
Capital expenditures	$398	$302	$900	$884	96	16

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $3 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$19 million decrease from higher operating costs due primarily to $11 million of higher outside services related to the timing of projects and $7 million of higher employee-related costs associated with the growth of our operations.
•$11 million increase from higher volumes due to increased production in all regions.
•$6 million increase due primarily to higher realized condensate and natural gas prices, net of hedging, offset partially by lower realized NGL prices, net of hedging.

Adjusted EBITDA decreased $21 million for the nine months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$37 million decrease due primarily to lower realized NGL and natural gas prices, net of hedging, offset partially by higher realized condensate prices, net of hedging.
•$27 million decrease from higher operating costs due primarily to $19 million of higher outside services related to the timing of projects and $11 million of higher employee-related costs associated with the growth of our operations.
•$50 million increase from higher volumes due to increased production in all regions.

Capital expenditures increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to increased expenditures on large capital projects including our Bighorn plant in the Permian Basin and the processing plants in the Powder River Basin, offset partially by the timing of expenditures on routine projects and the completion of the Permian Basin plant relocation project that was placed in service during the first quarter of 2026.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2026	2025	2026	2025
Natural gas processed (MMcf/d) (a)	5,866	5,852	5,679	5,560
(a) - Included volumes for consolidated entities and volumes we processed at company-owned and third-party facilities.

Our natural gas processed volumes increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due to increased production.

Natural Gas Liquids

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$4,920	$3,746	$12,834	$11,598	1,174	1,236
Exchange services and other revenues	123	113	328	315	10	13
Transportation and storage revenues	54	36	174	121	18	53
Cost of sales and fuel (exclusive of depreciation and operating costs)	(4,184)	(2,977)	(10,698)	(9,464)	1,207	1,234
Operating costs, excluding noncash compensation adjustments	(222)	(195)	(634)	(593)	27	41
Adjusted EBITDA from unconsolidated affiliates	26	26	79	76	—	3
Other	1	(1)	—	3	2	(3)
Adjusted EBITDA	$718	$748	$2,083	$2,056	(30)	27
Capital expenditures	$262	$218	$774	$524	44	250

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA decreased $30 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$27 million decrease in exchange services due primarily to:
◦$45 million decrease from higher inventory of unfractionated NGLs.
◦$5 million decrease primarily from narrower product price differentials.
◦$28 million increase from higher volumes, primarily in the Gulf Coast/Permian region.
•$27 million decrease from higher operating costs due primarily to $20 million of higher outside services and $7 million of higher employee-related costs associated with the growth of our operations.
•$29 million increase in optimization and marketing due primarily to $14 million of higher earnings on sales of Purity NGLs held in inventory and $11 million of wider commodity price differentials.

Adjusted EBITDA increased $27 million for the nine months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$82 million increase in optimization and marketing due primarily to $60 million of higher earnings on sales of Purity NGLs held in inventory and $23 million of wider commodity price differentials.
•$41 million decrease from higher operating costs due primarily to $19 million of higher employee-related costs, $14 million of higher outside services and $8 million of higher property taxes associated with the growth of our operations.
•$14 million decrease in transportation and storage due primarily to higher costs and lower volumes.
•$2 million decrease in exchange services due primarily to:
◦$76 million decrease from lower average fee rates and narrower product price differentials in the Gulf Coast/Permian and Mid-Continent regions.
◦$36 million decrease from higher inventory of unfractionated NGLs.
◦$35 million decrease from higher transportation and fractionation costs and timing of operational gains and losses.
◦$146 million increase from higher volumes across our system.

Capital expenditures increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to the Medford fractionator rebuild project and the MBTC Pipeline.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2026	2025	2026	2025
Raw feed throughput (MBbl/d) (a)	1,661	1,574	1,595	1,466
Average Conway-to-Mont Belvieu Oil Price Information Service price differential - ethane in ethane/propane mix ($/gallon)	$0.05	$0.01	$0.03	$0.01
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

Volumes increased for the three months ended September 30, 2026, compared with the same period in 2025, due primarily to higher volumes in the Gulf Coast/Permian and Mid-Continent regions, offset partially by lower ethane volumes in the Rocky Mountain region. Volumes increased for the nine months ended September 30, 2026, compared with the same period in 2025, due primarily to higher production in all regions across our system.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$124	$106	$370	$310	18	60
Storage revenues	47	48	142	137	(1)	5
Residue natural gas sales and other revenues	337	296	1,071	872	41	199
Cost of sales and fuel (exclusive of depreciation and operating costs)	(274)	(255)	(740)	(735)	19	5
Operating costs, excluding noncash compensation adjustments	(68)	(58)	(187)	(162)	10	25
Adjusted EBITDA from unconsolidated affiliates	67	63	217	179	4	38
Other	(2)	—	(6)	(1)	(2)	(5)
Adjusted EBITDA	$231	$200	$867	$600	31	267
Capital expenditures	$59	$55	$120	$169	4	(49)

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $31 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$22 million increase in optimization and marketing activity due primarily to favorable price differentials between the Waha Hub and Katy, Texas, markets.
•$18 million increase in transportation services due primarily to higher firm transportation revenue.
•$4 million increase in adjusted EBITDA from unconsolidated affiliates due primarily to higher earnings on Northern Border and Matterhorn.
•$10 million decrease from higher operating costs due primarily to the timing of projects and the growth of our operations.

Adjusted EBITDA increased $267 million for the nine months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$191 million increase in optimization and marketing activity due primarily to favorable price differentials between the Waha Hub and Katy, Texas, markets.
•$60 million increase in transportation services due primarily to higher firm transportation revenue.
•$38 million increase in adjusted EBITDA from unconsolidated affiliates due primarily to higher earnings on Northern Border and Matterhorn.
•$25 million decrease from higher operating costs due primarily to $12 million of higher employee-related costs associated with the growth of our operations and $9 million of higher outside services related to the timing of projects.

Capital expenditures increased for the three months ended September 30, 2026, and decreased for the nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to the timing of growth and maintenance projects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2026	2025	2026	2025
Natural gas transportation capacity contracted (MDth/d)	7,780	7,246	7,784	7,251
Transportation capacity contracted	92%	90%	92%	90%
(a) - Included capacity contracted for consolidated entities only.

Our natural gas transportation capacity contracted increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to expansion projects and increased volumes contracted.

Refined Products and Crude

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our Refined Products and Crude segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	September 30,		September 30,		2026 vs. 2025	2026 vs. 2025
Financial Results	2026	2025	2026	2025	$ Increase (Decrease)	$ Increase (Decrease)
	(Millions of dollars)
Product sales	$5,974	$3,010	$16,587	$7,227	2,964	9,360
Transportation revenues	456	446	1,323	1,280	10	43
Storage, terminals and other revenues	215	173	585	498	42	87
Cost of sales and fuel (exclusive of depreciation and operating costs)	(5,768)	(2,873)	(16,088)	(6,883)	2,895	9,205
Operating costs, excluding noncash compensation adjustments	(243)	(225)	(721)	(652)	18	69
Adjusted EBITDA from unconsolidated affiliates	49	40	108	122	9	(14)
Other	2	11	10	18	(9)	(8)
Adjusted EBITDA	$685	$582	$1,804	$1,610	103	194
Impairment of equity investments	$—	$—	$60	$—	—	60
Capital expenditures	$200	$214	$571	$539	(14)	32

Changes in commodity prices and sales volumes affect both revenues and cost of sales and fuel in our Consolidated Statements of Income and, therefore, the impact is largely offset between these line items.

Adjusted EBITDA increased $103 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:
•$87 million increase in optimization and marketing due primarily to $67 million of higher liquids blending earnings and $20 million of higher crude marketing earnings.
•$36 million increase in transportation and storage due primarily to:
◦$35 million increase primarily related to favorable margin sharing components within certain crude contracts.
◦$23 million increase primarily from higher Refined Products volumes.
◦$17 million decrease related to the timing of operational gains and losses.
•$18 million decrease from higher operating costs due primarily to $20 million of higher outside services related to the timing of projects and $10 million of higher employee-related costs associated with the growth of our operations, offset partially by $7 million of lower property taxes due primarily to timing.

Adjusted EBITDA increased $194 million for the nine months ended September 30, 2026, compared with the same period in 2025, primarily as a result of the following:

•$151 million increase in optimization and marketing due primarily to $102 million of higher crude marketing earnings and $49 million of higher liquids blending earnings.
•$145 million increase in transportation and storage due primarily to $105 million primarily from higher Refined Products volumes and $42 million primarily related to favorable margin sharing components within certain crude contracts.
•$69 million decrease from higher operating costs due primarily to $27 million of higher employee-related costs associated with the growth of our operations and $24 million of higher outside services related to the timing of projects.
•$14 million decrease in adjusted EBITDA from unconsolidated affiliates due primarily to losses on Powder Springs.
•$12 million decrease due primarily to the sale of environmental credits generated by our liquids blending business in 2025.

During the first quarter of 2026, we recorded a noncash impairment charge of $60 million related to our 50% investment in Powder Springs. For additional information on our impairment charge, see Note I of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital expenditures decreased for the three months ended September 30, 2026, compared with the same period in 2025, due primarily to the completion of our greater Denver pipeline expansion project in the third quarter of 2026. Capital expenditures increased for the nine months ended September 30, 2026, compared with the same period in 2025, due primarily to our routine and large capital projects, including our greater Denver pipeline expansion project that was completed during the third quarter of 2026.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2026	2025	2026	2025
Refined Products volumes shipped (MBbl/d)	1,615	1,526	1,604	1,477
Crude oil volumes shipped (MBbl/d)	1,693	1,813	1,691	1,814
(a) - Included volumes for consolidated entities only.

Refined Products volumes shipped increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to increased marketing affiliate volumes and regional market dynamics that impact demand on our system including timing and location of refinery disruptions.

Crude oil volumes shipped decreased for the three and nine months ended September 30, 2026, compared with the same periods in 2025, due primarily to lower volumes associated with low-margin, short-haul movements and further integration of our assets.

Non-GAAP Financial Measures

The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2026	2025	2026	2025
Reconciliation of net income to adjusted EBITDA	(Millions of dollars)
Net income	$1,384	$940	$3,127	$2,484
Interest expense, net of capitalized interest	415	450	1,288	1,330
Depreciation and amortization	395	378	1,160	1,126
Income tax expense (benefit)	(26)	297	518	754
Adjusted EBITDA from unconsolidated affiliates	143	129	407	381
Equity in net earnings from investments	(103)	(92)	(295)	(281)
Impairment of equity investments	—	—	60	—
Noncash compensation expense and other (a)	30	17	91	81
Adjusted EBITDA	$2,238	$2,119	$6,356	$5,875
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$563	$566	$1,576	$1,597
Natural Gas Liquids	718	748	2,083	2,056
Natural Gas Pipelines	231	200	867	600
Refined Products and Crude	685	582	1,804	1,610
Other (a)(b)	41	23	26	12
Adjusted EBITDA	$2,238	$2,119	$6,356	$5,875
(a) - The nine months ended September 30, 2025, included transaction costs related primarily to the EnLink Acquisition of $59 million included within other and $15 million included within noncash compensation expense and other.
(b) - The three and nine months ended September 30, 2026, included a $53 million net benefit from the ONEOK Holdings Transaction and Brazos Midland Acquisition, related primarily to corporate net gains on extinguishment of debt, offset by costs. The three and nine months ended September 30, 2025, included corporate net gains on extinguishment of debt of $22 million and $58 million, respectively, in connection with open market repurchases.

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

We expect our sources of cash inflows to provide sufficient resources to finance our operations, capital expenditures, quarterly cash dividends to common shareholders, cash distributions to the Class B Member, maturities of long-term debt, share repurchases and contributions to unconsolidated affiliates and joint ventures. We believe we have sufficient liquidity due to our $3.5 billion commercial paper program, our $3.5 Billion Credit Agreement, which expires in February 2030, and our access to $1.0 billion available through an “at-the-market” equity program. As of October 19, 2026, no shares have been sold through our “at-the-market” equity program.

We may manage interest-rate risk through the use of fixed-rate debt, floating-rate debt, Treasury locks and interest-rate swaps. For additional information on our interest-rate derivative instruments, see Note D of the Notes to Consolidated Financial Statements in our Annual Report and Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - At September 30, 2026, we had $4.2 billion of cash and cash equivalents, including cash held to fund the Brazos Midland Acquisition. For our wholly owned subsidiaries, we use a centralized cash management program that concentrates the cash assets of our wholly owned nonguarantor operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Guarantees - In connection with the Reorganization, ONEOK L.L.C. assumed all the obligations of Legacy ONEOK and ONEOK Partners under their respective outstanding senior notes such that all debt is now held at ONEOK L.L.C, and ONEOK provided a parent guarantee for ONEOK, L.L.C.’s indebtedness. ONEOK’s guarantee of ONEOK, L.L.C.’s indebtedness is full, irrevocable, unconditional and absolute. Liabilities under the guarantee rank equally in right of payment with all of ONEOK’s existing and future senior unsecured indebtedness. ONEOK, L.L.C. holds all of the interests and equity in its subsidiaries, which are nonguarantors, and substantially all of ONEOK’s assets and operations are held by these nonguarantor operating subsidiaries. Therefore, as allowed under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for ONEOK, L.L.C. as the combined financial information of the issuer and parent guarantor, excluding our ownership of all interest in ONEOK Holdings and ONEOK, L.L.C., reflect no material assets or liabilities or results of operations apart from guaranteed indebtedness.

For additional information on our indebtedness, see Note G of the Notes to Consolidated Financial Statements in our Annual Report and Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Liquidity - Our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our unconsolidated affiliates, proceeds from our commercial paper program and our $3.5 Billion Credit Agreement. As of September 30, 2026, we had $85 million of commercial paper outstanding, and no borrowings under our $3.5 Billion Credit Agreement, and we are in compliance with all covenants.

As of September 30, 2026, we had a working capital (defined as current assets less current liabilities) deficit of $1.2 billion, due primarily to current maturities of long-term debt. Generally, our working capital is influenced by several factors, including, among other things: (i) the timing of (a) debt and equity issuances, (b) the funding of capital expenditures, (c) scheduled debt payments, and (d) accounts receivable and payable; and (ii) the volume and cost of inventory and commodity imbalances. We may have working capital deficits in future periods as our long-term debt becomes current. We do not expect a working capital deficit of this nature to have a material adverse impact to our cash flows or operations.

In April 2026, we entered into a $1.2 Billion Term Loan Agreement, which was available to be drawn in up to two borrowings within 90 days of the closing date. Borrowings under the $1.2 Billion Term Loan Agreement bore interest at Term SOFR plus an applicable margin of 95 basis points. The $1.2 Billion Term Loan Agreement was scheduled to mature 364 days after June 23, 2026, the date of the initial borrowing, and was used for working capital, capital expenditures and other general corporate purposes. The $1.2 Billion Term Loan Agreement allowed prepayment of all or any portion outstanding, without penalty or premium, and contained substantially the same covenants as those contained in our $3.5 Billion Credit Agreement. As of July 2026, borrowings available under the $1.2 Billion Term Loan Agreement were fully drawn and no additional amounts could be borrowed. In September 2026, we repaid the $1.2 billion balance outstanding on the $1.2 Billion Term Loan Agreement with proceeds received from the ONEOK Holdings Transaction, and the agreement was terminated upon repayment.

For additional information on our $3.5 Billion Credit Agreement and our $1.2 Billion Term Loan Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

We may, at any time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market repurchases, privately negotiated transactions, exercise of contractual call rights, public tender offers or otherwise. Such repurchases and exchanges, if any, will be on such terms and prices as we may determine and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ONEOK Holdings Transaction - On September 10, 2026, we announced the closing of the ONEOK Holdings Transaction. Subsequent to the Reorganization and pursuant to the Contribution Agreement, (i) Apollo made a $9 billion cash contribution to ONEOK Holdings in exchange for Class B Units and became the sole Class B Member of ONEOK Holdings and (ii) ONEOK contributed the equity interests in ONEOK, L.L.C., which holds all of ONEOK’s operating entities, to ONEOK Holdings in exchange for Class A Units and became the sole Class A Member of ONEOK Holdings. All debt is held at ONEOK, L.L.C. and the Class B investment is structurally subordinated to the debt.

The Class A Units entitle ONEOK to receive total cash available for distribution after the payment of quarterly distributions to the Class B Member. The Class A Units also provide us with the right to appoint and remove all members of the board of managers of ONEOK Holdings. We also control quarterly distributions, subject to required distributions if we declare a common dividend, repurchase common stock, or otherwise return capital to public shareholders, or if a special distribution is declared by ONEOK Holdings.

Subject to our right to approve a distribution, the Class B Units provide the Class B Member with certain quarterly distributions equal to a percentage of CFFO, payable no later than the third business day following February 15, May 15, August 15 and November 15 of each year. During the Initial Period, the Class B Member distributions are equal to 15% (or up to 20%, at our discretion) of CFFO, with the remainder distributed to us. The distribution percentage is equal to 20% of CFFO during the periods in which our leverage ratio, as defined in the Operating Agreement, exceeds 4.5 to 1. The Class B Units also provide the Class B Member with certain protective consent rights over specified actions outside the ordinary course of business of ONEOK Holdings. Such rights are limited to ONEOK Holdings and do not extend to ONEOK or ONEOK L.L.C. The Class B Units do not provide the Class B Member with a stated liquidation preference in ONEOK Holdings.

For additional information on the ONEOK Holdings Transaction, see Note F of the Notes to Consolidated Financial Statements in this Quarterly Report.

Debt Extinguishments - In April 2026, we redeemed the remaining $491 million of our $500 million, 4.85% senior notes due July 2026 at 100% of the outstanding principal amount, plus accrued and unpaid interest, with short-term borrowings.

In September 2026, we completed the following debt extinguishments with proceeds received from the ONEOK Holdings Transaction:

Principal Extinguished
(Millions of dollars, except for percentages or where specified)
$1.2 Billion Term Loan Agreement	$1,200
Commercial paper	800
$750 at 5.55% due November 2026	750
$1,250 at 4.25% due September 2027	250
Cash tender offers accepted (a):
$800 at 3.95% due March 2050	368
$500 at 4.2% due October 2047	197
$500 at 4.5% due March 2050	101
$250 at 4.2% due March 2045	64
$500 at 4.25% due September 2046	203
$750 at 4.45% due September 2049	86
$250 at 4.2% due December 2042	25
$500 at 4.85% due February 2049	195
$700 at 4.95% due July 2047	159
$450 at 5.05% due April 2045	167
$1,000 at 5.2% due July 2048	370
$550 at 5.15% due October 2043	150
$500 at 5.45% due June 2047	297
$1,500 at 5.7% due November 2054	80
Total	$5,462
(a) - In September 2026, pursuant to cash tender offers in connection with the ONEOK Holdings Transaction, we repurchased certain of our senior notes with an aggregate principal amount of $2.5 billion for total consideration of $2.0 billion, including accrued and unpaid interest. Many of the tendered notes were previously recorded at fair value upon acquisition. Therefore, net gains on debt extinguishment were not material.

Capital Expenditures - We proactively monitor lead times on materials and equipment used in constructing capital projects, and we enter into procurement agreements for long-lead items for potential projects to plan for future growth. Our capital expenditures are financed typically through operating cash flows and short- and long-term debt.

Capital expenditures, less allowance for equity funds used during construction, were $2.4 billion and $2.2 billion for the nine months ended September 30, 2026 and 2025, respectively.

We expect total capital expenditures of approximately $3.5 billion in 2026, which includes capital expenditures associated with Brazos Midland. See discussion of our primary capital projects in the “Recent Developments” section in this Quarterly Report.

Credit Ratings - Our credit ratings as of October 19, 2026, are shown in the table below:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	Baa2	Prime-2	Stable
S&P	BBB+	A-2	Stable
Fitch	BBB+	F2	Stable

Following the closing of the ONEOK Holdings Transaction and planned debt repayments, S&P and Fitch upgraded our long-term ratings to BBB+ from BBB with stable outlooks. Our credit ratings, which are investment grade, may be affected by our leverage, liquidity, credit profile or potential transactions. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under our $3.5 Billion Credit Agreement could increase, and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our $3.5 Billion Credit Agreement, which expires in February 2030. An adverse credit rating change alone is not a default under our $3.5 Billion Credit Agreement.

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

Common Dividends - Holders of our common stock share equally in any common stock dividends declared by our Board of Directors. In February, May and August 2026, we paid a quarterly common stock dividend of $1.07 per share ($4.28 per share on an annualized basis), an increase of 4% compared with the same quarters in the prior year. We declared a quarterly common stock dividend of $1.07 per share in October 2026. The quarterly common stock dividend will be paid on November 16, 2026, to shareholders of record at the close of business on November 2, 2026.

For the nine months ended September 30, 2026, our cash flows from operations exceeded dividends paid by $2.3 billion. We expect our cash flows from operations to continue to sufficiently fund our cash dividends. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize cash on hand from other sources of short- and long-term liquidity to fund a portion of our dividends.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2026 vs. 2025
	September 30,		$ Increase (Decrease) in Cash
	2026	2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$4,366	$4,053	313
Investing activities	(2,917)	(2,642)	(275)
Financing activities	2,659	(945)	3,604
Change in cash and cash equivalents	4,108	466	3,642
Cash and cash equivalents at beginning of period	78	733	(655)
Cash and cash equivalents at end of period (a)	$4,186	$1,199	2,987
(a) - Includes cash held for acquisition, which is included within other assets on our Consolidated Balance Sheets as of September 30, 2026.

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

Cash flows from operating activities, before changes in operating assets and liabilities for the nine months ended September 30, 2026, increased $534 million, compared with the same period in 2025, due primarily to increased earnings resulting from higher NGL, Refined Products and natural gas volumes and higher optimization and marketing activity, offset partially by lower deferred income taxes as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $568 million for the nine months ended September 30, 2026, compared with a decrease of $347 million for the same period in 2025. This change is due primarily to changes in accounts receivable resulting from the receipt of cash from counterparties and from inventory, both of which vary from period to period, and with changes in commodity prices, and from changes in risk-management assets and liabilities. These changes were offset partially by changes in accounts payable, which vary from period to period with changes in commodity prices and from the timing of payments to vendors, suppliers and other third parties, and from changes in other assets and liabilities.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2026, increased $275 million, compared with the same period in 2025, due primarily to an increase in capital expenditures related to our capital projects and an increase in contributions to unconsolidated affiliates.

Financing Cash Flows - Cash from financing activities for the nine months ended September 30, 2026, increased $3.6 billion, compared with the same period in 2025, due primarily to proceeds received from the ONEOK Holdings Transaction and cash paid in 2025 for the Delaware Basin JV Acquisition, offset partially by an increase in the extinguishment of long-term debt in 2026, a reduction in the issuance of long-term debt in 2026, repayments of short-term borrowings in 2026 and an increase in dividends paid in 2026.

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
•our indebtedness and parent guarantee obligation could cause adverse consequences, including making us vulnerable to general adverse economic and industry conditions, limiting our ability to borrow additional funds and placing us at competitive disadvantages compared with our competitors that have less debt;

•an event of default may require us to offer to repurchase certain of our senior notes or may impair our ability to access capital;
•the right to receive payments on our outstanding debt securities is unsecured and effectively subordinated to any future secured indebtedness and any existing and future indebtedness of our subsidiaries;
•use by a court of fraudulent conveyance to avoid or subordinate the parent guarantee of our indebtedness;
•the risks associated with recent, pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions, including the Brazos Midland Acquisition, and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;
•our ability to effectively manage our expanded operations following closing of recent and potential future acquisitions, including the Brazos Midland Acquisition;
•our ability to pay dividends, including common stock dividends and distributions on the Class B Units;
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

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report.

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

Changes in Internal Control over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported in our Current Report on Form 8-K filed August 31, 2026, during the three months ended September 30, 2026, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

1.1
Amendment No. 1 to the Equity Distribution Agreement, dated September 15, 2026, among ONEOK, L.L.C., ONEOK, Inc., BofA Securities, Inc., as sales agent, principal and/or forward seller, and Bank of America, N.A., as forward purchaser (incorporated by reference from Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K Filed September 15, 2026 (File No. 1-13643)).

2.1*
Agreement and Plan of Merger, dated as of September 9, 2026, among ONEOK, Inc., Falcon TopCo, Inc. and Falcon Merger Sub, L.L.C. (incorporated by reference from Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K12B filed on September 10, 2026 (File No. 1-13643)).

2.2*
Contribution Agreement, dated as of August 28, 2026, by and among ONEOK Holdings, L.L.C., Falcon TopCo. Inc., ONEOK, Inc. and AP Falcon Holdings LLC (incorporated by reference from Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 28, 2026 (File No. 1-13643)).

3.1	Amended and Restated Certificate of Incorporation of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

3.2	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.2 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (file No. 1-13643)).

3.3*
Amended and Restated Limited Liability Company Agreement of ONEOK Holdings, L.L.C., dated as of September 10, 2026 (incorporated by reference from Exhibit 3.5 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

3.4
Amended and Restated Articles of Organization of ONEOK, L.L.C. (incorporated by reference from Exhibit 3.3 of ONEOK, Inc.’s Post Effective Amendment No. 1 to Registration Statement on Form S-3 filed September 11, 2026 (File No. 333-296919)).

3.5
Amended and Restated Limited Liability Company Operating Agreement of ONEOK, L.L.C., dated as of September 10, 2026 (incorporated by reference from Exhibit 3.4 to ONEOK, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed September 11, 2026 (File No. 333-296919)).

3.6
Certificate of Merger, filed with the Secretary of State of the State of Oklahoma on September 10, 2026 (incorporated by reference from Exhibit 3.4 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.1	Description of Securities (incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.2
Eighth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.2 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.3
Seventh Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.4
Fifth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.4 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.5
Fifteenth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.5 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.6
Thirty-Sixth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.7
Seventh Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.7 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.8
Fourth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.8 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.9
Third Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.9 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.10
Third Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.10 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.11
Fourth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.11 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

4.12
Eighteenth Supplemental Indenture, dated September 8, 2026, by and among Falcon Merger Sub, L.L.C., as issuer, Falcon TopCo, Inc., as parent guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.12 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

10.1
Assignment and Assumption Agreement, dated as of September 10, 2026, between ONEOK, Inc. and Falcon TopCo, Inc., (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K12B filed September 10, 2026 (File No. 1-13643)).

22.1	Guarantor and subsidiary issuer of guaranteed securities.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse III pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*Schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. ONEOK agrees to provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

Attached as Exhibit 101 to this Quarterly Report are the following Inline XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Balance Sheets at September 30, 2026, and December 31, 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (vi) Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 28, 2026	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Executive Vice President, Chief Financial Officer,
Investor Relations and Corporate Development
(Principal Financial Officer)